Form 10-Q
period 1996-09-28
FOOTSTAR INC
filed 1996-11-12
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended     September 28, 1996


Commission File Number   1-11681

                                 FOOTSTAR, INC.
             (Exact Name of registrant as specified in its charter)

            Delaware                                  22-3439443
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


                933 MacArthur Boulevard, Mahwah, New Jersey 07430
               (Address of principal executive offices) (Zip Code)

                                 (201) 934-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes X       No _____

Number of shares outstanding of the issuer's Common Stock:

               Class                       Outstanding as of October 14, 1996
               -----                       ----------------------------------

   Common Stock, $.01 par value                        30,533,883

                                      INDEX
                                      -----

                                                                     Page No.
                                                                     --------

Part I. - Financial Information

     Consolidated Condensed Statements of Operations -
           Third Quarter and Nine Months Ended
           September 28, 1996 and September 30, 1995                    3

     Consolidated Condensed Balance Sheets -
           September 28, 1996, December 31, 1995,
           and September 30, 1995                                       4

     Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended September 28, 1996
           and September 30, 1995                                       5

     Notes to Consolidated Condensed Financial Statements               6 - 9

     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                10 - 13

     Review by Independent Auditors                                     14

     Exhibit 1 - Independent Auditors' Review Report                    15

Part II. - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                          16

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 ($ in millions)

                                                                Third Quarter Ended                    Nine Months Ended
                                                             ----------------------------        ---------------------------
                                                             Sept. 28,          Sept. 30,        Sept. 28,         Sept. 30,
                                                               1996               1995             1996               1995
                                                             ---------          ---------        ---------         ---------

Net sales                                                    $  432.7          $  412.4          $ 1,188.6          $ 1,160.0

Cost of sales                                                   297.6             287.1              821.8              814.5
                                                             --------          --------          ---------          ---------
    Gross profit                                                135.1             125.3              366.8              345.5

Store operating, selling, general
   and administrative expenses                                   92.8              86.4              263.4              246.1

Depreciation and amortization                                     6.7               6.2               18.3               16.9
                                                             --------          --------          ---------          ---------
    Operating profit                                             35.6              32.7               85.1               82.5

Interest income, net                                              4.7               5.0               14.0               15.7
                                                             --------          --------          ---------          ---------
    Income  from  continuing   operations
      before  income  taxes,   minority
      interests and cumulative effect of
      change in accounting principle                             40.3              37.7               99.1               98.2

Provision for income taxes                                       13.7              12.9               32.5               31.1
                                                             --------          --------          ---------          ---------
    Income  from  continuing   operations
      before  minority   interests  and
      cumulative effect of change in
      accounting principle                                       26.6              24.8               66.6               67.1

Minority interests in net income                                  7.6               6.9               19.3               23.0
                                                             --------          --------          ---------          ---------
    Income from continuing operations before
      cumulative effect of change in
      accounting principle                                       19.0              17.9               47.3               44.1

Income (loss) from discontinued operations,
  net of income taxes of
  $0.5, ($30.3) and ($1.2)                                        --                0.4              (52.8)              (2.9)
                                                             --------          --------          ---------          ---------
    Income (loss) before cumulative effect
      of change in accounting principle                          19.0              18.3                5.5               41.2

Cumulative effect of change in
  accounting principle, net                                       --                --                 --                (3.9)
                                                             --------          --------          ---------          ---------
    Net income (loss)                                        $   19.0          $   18.3          $    (5.5)         $    37.3
                                                             ========          ========          =========          =========


     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($ in millions)

                                                                                September 28,      December 31,      September 30,
                                                                                     1996              1995              1995
                                                                                 (Unaudited)        (Audited)         (Unaudited)
                                                                                -------------      ------------     --------------
ASSETS
Current Assets:

     Cash and cash equivalents                                                   $     24.2        $     26.3         $     14.6

     Accounts receivable (net of allowance for
       doubtful accounts of $1.1 at September 28, 1996,
       $1.0 at December 31, 1995 and $0.6 at
       September 30, 1995)                                                             58.6              56.1               56.5

     Due from parent and other divisions                                              677.6             710.8              618.6

     Inventories                                                                      332.8             282.6              368.4

     Prepaid expenses and other current assets                                         51.0              38.5               27.9
                                                                                 ----------        ----------         ----------
        Total current assets                                                        1,144.2           1,114.3            1,086.0
                                                                                 ----------        ----------         ----------

Property and equipment, at cost                                                       254.9             320.3              310.9
Less:   accumulated depreciation and amortization                                      70.5             125.2              125.2
                                                                                 ----------        ----------         ----------
Net property and equipment                                                            184.4             195.1              185.7

Goodwill (net of accumulated amortization
  of $4.0 at September 28, 1996,
  $3.4 at December 31, 1995 and
  $3.3 at September 30, 1995)                                                          29.0              29.6               32.2

Deferred charges and other non-current assets                                          22.5              33.7               15.7
                                                                                 ----------        ----------         ----------
        Total assets                                                             $  1,380.1        $  1,372.7         $  1,319.6
                                                                                 ----------        ----------         ----------

LIABILITIES & DIVISIONAL EQUITY

Current Liabilities:

     Accounts payable                                                            $     76.8        $     59.6         $     50.4

     Accrued expenses                                                                 184.2             143.9               91.3
                                                                                 ----------        ----------         ----------
        Total current liabilities                                                     261.0             203.5              141.7
                                                                                 ----------        ----------         ----------
Long-term debt                                                                          0.2               0.2                0.2

Other long-term liabilities                                                            61.0              61.4               58.9

Minority interests in subsidiaries                                                     49.5              93.8               79.5

Divisional equity                                                                   1,008.4           1,013.8            1,039.3
                                                                                 ----------        ----------         ----------
        Total liabilities and divisional equity                                  $  1,380.1        $  1,372.7         $  1,319.6
                                                                                 ==========        ==========         ==========


     See accompanying notes to consolidated condensed financial statements.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 28,  September 30,
                                                        1996           1995
                                                     ----------     ----------
Net cash provided by operating activities            $     79.1     $     32.1
                                                     ----------     ----------
Cash flows from investing activities:
  Additions to property and equipment                     (36.6)         (54.4)
  Acquisitions, net of cash acquired                       --             (1.5)
  Proceeds from sale or disposal of assets                  3.4           --
                                                     ----------     ----------
  Net cash used in investing activities                   (33.2)         (55.9)
                                                     ----------     ----------
Cash flows from financing activities:
  Dividends paid to parent                                 --            (25.9)
  Dividends paid to minority interests                    (63.8)         (52.2)
  Decrease in book overdrafts                             (17.4)          (1.2)
  Decrease in due from parent and other divisions          33.2          109.1
  Recapitalization of subsidiaries by parent               --             (4.4)
  Other                                                    --             (0.9)
                                                     ----------     ----------
  Net cash (used in) provided by financing
     activities                                           (48.0)          24.5
                                                     ----------     ----------
Net (decrease) increase in cash and cash equivalents       (2.1)           0.7
Cash and cash equivalents at beginning of period           26.3           13.9
                                                     ----------     ----------
Cash and cash equivalents at end of period           $     24.2     $     14.6
                                                     ==========     ==========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.   Basis of Presentation

     In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 28, 1996 and September 30, 1995 and the results of operations for the three and nine-month periods then ended and cash flows for the same nine-month periods then ended. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in its Form 10 Registration Statement that became effective on September 26, 1996.

2.   Spin-off

     On October 24, 1995 Melville Corporation announced its intention to spin-off its footwear businesses. The spin-off was completed with the distribution (the "Distribution") on October 12, 1996, to Melville shareholders of record on October 2, 1996 of all the shares of the Company. These businesses were comprised of Meldisco, a leading operator of leased footwear departments nationwide and abroad, Footaction, a mall-based branded athletic footwear and apparel chain and Thom McAn which has been reported as discontinued operations.

3.   Earnings per Share

     As of September 28, 1996, Footstar, Inc. was part of Melville Corporation which reported results on a consolidated basis. Therefore, earnings per share for the historical results have not been calculated for the Company. (See Note 5 with respect to pro forma earnings per share data.)

4.   Supplemental Cash Flow Information

                                                      Nine Months Ended
                                               -------------------------------
                                               September 28,     September 30,
                                                    1996              1995
                                               -------------     -------------

          Cash paid for income taxes               $15.1              $52.5
          Cash paid for interest                    $0.4               $0.1

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.   Pro Forma Statements of Operation

     The following table represents a comparison of the Company's pro forma consolidated condensed statements of operations to the actual results for the three and nine months ended September 28, 1996. Pro forma results assume that the Distribution and related transactions and events occurred as of the beginning of 1996. Pro forma financial information is presented for informational purposes only and may not reflect the future results of the Company or what the results would have been had the Company been operated as a separate company.

                                                                             Third Quarter Ended        Nine Months Ended
                                                                              September 28, 1996        September 28, 1996
                                                                            -----------------------   -----------------------
                                                                            Historical   Pro Forma    Historical   Pro Forma
                                                                            ----------   ----------   ----------   ----------
Net sales                                                                   $    432.7   $   432.7    $  1,188.6   $ 1,188.6
Cost of sales                                                                    297.6       297.6         821.8       821.8
                                                                            ----------   ----------   ----------   ----------
     Gross profit                                                                135.1       135.1         366.8       366.8
Store operating, selling, general and administrative expenses                     92.8        94.4         263.4       271.3
Depreciation and amortization                                                      6.7         6.7          18.3        18.3
                                                                            ----------   ----------   ----------   ----------
     Operating profit                                                             35.6        34.0          85.1        77.2
Interest income, net                                                               4.7         0.0          14.0         0.0
                                                                            ----------   ----------   ----------   ----------
     Income from continuing operations before income taxes and minority
        interests                                                                 40.3        34.0          99.1        77.2
Provision for income taxes                                                        13.7        11.2          32.5        24.0
                                                                            ----------   ----------   ----------   ----------
     Income from continuing operations before minority interests                  26.6        22.8          66.6        53.2
Minority interests in net income                                                   7.6         7.6          19.3        19.3
                                                                            ----------   ----------   ----------   ----------
     Income from continuing operations                                      $     19.0   $    15.2    $     47.3   $    33.9
                                                                            ==========   ==========   ==========   ==========
Weighted average shares outstanding                                                           30.7                      30.7
                                                                                         ==========                ==========
Earnings per share                                                                       $     0.49                $     1.10
                                                                                         ==========                ==========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.   Pro Forma Statements of Operation (Continued)

     The pro forma results have been derived from the historical financial results and principally reflect the following:

     a) The elimination of Melville expense allocation and the anticipated net increase in overhead to add functional areas required to be a stand-alone public company.

     b) The elimination of net interest income relating to intercompany balances due to the recapitalization of the Company.

     c) The net change in provision for income taxes. The pro forma adjustments were tax effected at 39%, which approximates the Company's blended statutory rate.

     d) Pro forma earnings per common share assumes that the common stock issued on the Distribution date had been issued at the beginning of 1996, after giving effect to common stock equivalents arising from deferred stock awards.

6.   Pro Forma Capitalization

     The following table represents the combined capitalization of the Company as of September 28, 1996, and as adjusted to give effect to the Distribution and the related transactions. The pro forma capitalization table below is provided for informational purposes only and may not reflect the future capitalization or financial condition of the Company or what the capitalization would have been had the Company been operated as a separate company.

                                                           September  28, 1996
                                                         ----------------------
                                                         Historical   Pro Forma
                                                         ----------   ---------
Due from parent and other divisions                      $    677.6   $    --
                                                         ----------   ---------
Total indebtedness                                       $      0.2   $     0.2
                                                         ----------   ---------
Minority interests in subsidiaries                             49.5        49.5

Equity:
  Divisional  equity                                        1,008.4

  Shareholders' equity:
    Common stock, par value $.01 per share; 100 million
    shares authorized; 30.5 million shares issued and
    outstanding                                                             0.3
       Contributed capital                                                305.8
       Retained earnings                                                   59.3
       Cumulative translation adjustment                                    0.1
                                                         ----------   ---------
          Total equity                                      1,008.4       365.5
                                                         ----------   ---------
          Total capitalization                           $  1,058.1   $   415.2
                                                         ==========   =========
Total debt to total capitalization                             .02%        .05%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

6.   Pro Forma Capitalization (Continued)

     The pro forma recapitalization of the Company reflects (as if the Distribution occurred on Sepember 28, 1996):

     a)   A transfer of divisional equity to Melville.

     b)   The elimination of resulting intercompany indebtedness.

     c)   A capital contribution by Melville to the Company.

     d) Total debt to total capitalization has been computed by dividing total indebtedness by total capitalization.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Prior to the Distribution, Meldisco, Footaction and Thom McAn were operated as part of Melville Corporation. The historical financial information presented herein reflects periods during which the Company did not operate as a separate company, and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been a stand-alone public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition. On June 3, 1996, Melville announced the discontinuance of the Thom McAn segment. Accordingly, the results of operations for the Thom McAn segment have been classified as discontinued operations for all periods presented. In connection with the discontinuation of Thom McAn, the Company recorded a pre-tax charge of approximately $85.0 million in the first quarter of 1996. The charge primarily relates to future operating losses during the wind-down period, lease settlement costs, asset write-offs and severance costs.

Results of Operations
Net Sales
Third Quarter and Nine Months

                                                  Third Quarter Ended            Nine Months Ended
                                            -----------------------------   -----------------------------
                                            Sepember 28,    September 30,   September 28,   September 30,
($ in millions)                                 1996            1995            1996            1995
                                            ------------    -------------   -------------   -------------
Company:

    Net sales                                  $432.7          $412.4         $1,188.6        $1,160.0
    Net sales % change from prior
      year                                        4.9%           (4.3%)            2.5%            0.8%

    Same store sales % change                     3.4%           (3.5%)            2.2%           (2.2)

Meldisco:

    Net sales                                  $285.4          $289.6         $  820.9        $  858.8
    Net sales % change from prior                (1.5%)         (12.1%)           (4.4%)          (6.6%)
      year

    Same store sales % change                    (1.7%)          (7.8%)           (3.5%)          (5.8%)

% of combined net sales                          66.0%           70.2%            69.1%           74.0%

Footaction:

     Net sales                                 $147.3          $122.8         $  367.7        $  301.2
     Net sales % change from                     20.0%           21.0%            22.1%           30.4%
       prior year

     Same store sales % change                   15.9%           11.4%            18.7%           13.0%

% of combined net sales                          34.0%           29.8%            30.9%           26.0%


                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales for the third quarter and first nine months ended September 28, 1996 increased 4.9% and 2.5%, respectively, over the comparable prior-year periods. Footaction's net sales increased 20.0% and 22.1% in 1996 over the comparable 1995 third quarter and nine-month periods, respectively, driven by the continued success of its new merchandising strategy, expansions and new stores in the larger format, increased consumer demand for athletic footwear, and increased sales of branded apparel and accessories. These increases were offset in part by decreased sales at Meldisco due to increased competition among discount and department stores and the closing of stores in 1995 in which Meldisco operated leased footwear departments.

Cost of Sales and Expenses
Third Quarter and Nine Months

                                                Third Quarter Ended                  Nine Months Ended
                                            ------------------------------     -------------------------------
                                            September 28,    September 30,     September 28,     September 30,
                                                1996             1995              1996              1995
                                            -------------    -------------     -------------     -------------
(As a % of net sales)

Cost of Sales                                   68.8%            69.6%             69.1%             70.2%

Store operating, selling, general and
  administrative expenses*                      21.4%            21.0%             22.2%             21.2%

Depreciation and amortization                    1.5%             1.5%              1.5%              1.5%


------------------
*Includes allocations from parent

Cost of Sales

Cost of sales for the third quarter and first nine months of 1996, as a percentage of sales, decreased from the corresponding prior-year periods, primarily due to Footaction's higher proportion of business to total Company operations and improvements at Footaction in leveraging fixed costs, shrinkage and promotional markdowns. The Company's cost of sales in both 1996 periods was also favorably impacted by Meldisco's variable occupancy cost structure, offset in part by higher distribution costs related to the startup of new distribution facilities.

Store Operating, Selling, General and Administrative Expenses

Store operations, selling, general and administrative expenses as a percentage of sales for the third quarter and first nine months of 1996 increased from the comparable 1995 periods due to lower sales volume at Meldisco, increased advertising costs and incentive compensation at Footaction and the costs incurred in the third quarter relating to the addition of functional areas required to support a stand-alone public company.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Profit

                      Third Quarter Ended               Nine Months Ended
                  -----------------------------   ------------------------------
                  September 28,   September 30,   September 28,    September 30,
                      1996            1995            1996             1995
                  -------------   -------------   -------------    -------------
($ in millions)
Meldisco             $20.3           $19.9           $56.7            $67.2

Footaction           $16.8           $12.8           $29.9            $15.3


Operating profit for the third quarter and nine months ended September 28, 1996, after corporate overhead of $1.5 million for both periods, increased 8.9% and 3.2%, respectively, over the comparable periods of 1995. Footaction's operating profit increase was due to increased sales and the ability to leverage fixed costs. Meldisco's operating profit growth in the third quarter was due to gross margin improvement partially offset by increased operating expenses. Meldisco's decrease for the nine months was due to lower sales and the impact of the store closings.

Liquidity and Capital Resources

The historical financial statements reflect the Company's results as a part of Melville, with an intercompany receivable balance that generated interest income to the Company. As of the Distribution date, this intercompany balance was eliminated (see Note 6). As a result of the recapitalization and elimination of the intercompany balance, the Company will no longer generate interest income from Melville. In addition, as further discussed below, the Meldisco subsidiaries made a distribution to Kmart in respect of Kmart's minority interest in all of the undistributed retained earnings of such subsidiaries with respect to prior periods.

The Company's primary source of liquidity is cash provided by operations. The Company's earnings are seasonal in nature. Peak selling periods coincide with the Easter holiday, back-to-school and Christmas selling season. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company believes that cash from operations, together with borrowings under its credit facility will be adequate to fund operating expenses, working capital and capital expenditure needs, the cash needs associated with the discontinuation of Thom McAn, and the growth of the Company's business in accordance with the Company's business plan. The Company may, from time to time, pursue strategic acquisitions or other new business opportunities, and may need to secure additional financing in connection with any such acquisitions or other business opportunities. The Company anticipates that the net after-tax cash impact of discontinuing the Thom McAn segment will be approximately $15.0 million. Such cash outlays relate principally to operating losses, lease settlement and severance costs partially offset by inventory liquidation and taxes.

Current assets were higher at September 28, 1996 compared to September 30, 1995 due primarily to increases in deferred tax assets (primarily related to the discontinued operations charge) and increases in the amount due from parent and other divisions. These increases were partially offset by lower inventory levels which were primarily associated with the discontinuation of the Thom McAn segment.

The increase in current liabilities during the first nine months of 1996 compared to 1995 was due to the recording of the discontinued operation reserves in 1996 and improved working capital management.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company plans to spend approximately $70 million on capital expenditures in 1996. These expenditures relate primarily to the opening, remodeling, relocation or expansion of Footaction stores and investments in strategic management information systems and a new logistics network to support the Meldisco operation. During the first nine months of 1996, the Company's capital expenditures were approximately $36.6 million.

Following the Distribution and except as described below with respect to Kmart, the Company expects that it will retain all available funds for operation and expansion of its business, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Meldisco distributed to Kmart in April 1996 approximately $64 million, representing Kmart's minority interest in all of the undistributed retained earnings of the Meldisco subsidiaries with respect to pre-1996 periods. Such distribution was funded by an intercompany loan from Melville in connection with the transfer of retained earnings to Melville and the elimination of the resulting intercompany indebtedness. (See Note 6). Under its arrangement with Kmart, Meldisco will distribute to Kmart, in future periods, a portion of the profits representing Kmart's minority interest in the Meldisco subsidiaries.

The Company has an unsecured credit facility which permits revolving credit borrowings for working capital and general corporate purposes up to an aggregate amount of $200 million, and letters of credit of up to an aggregate amount of $400 million, with an overall combined limit for outstanding borrowings and letters of credit at any time of $425 million. The credit facility contains customary covenants and events of default and expires on the third anniversary of the Distribution.

                         REVIEW BY INDEPENDENT AUDITORS


The September 28, 1996 and September 30, 1995 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1

                       Independent Auditors' Review Report

The Board of Directors and Shareholders of
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of September 28, 1996, and the related consolidated condensed statements of operations for the three and nine month periods ended September 28, 1996 and September 30, 1995, respectively, and the consolidated condensed statements of cash flows for the nine months ended September 28, 1996 and September 30, 1995, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with general accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of December 31, 1995 and the related consolidated statements of operations, divisional equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 1996, except as to Note 3, which was as of June 3, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /S/KPMG Peat Marwick LLP

New York, New York
October 22, 1996

                          Part II. - OTHER INFORMATION


Item 6  -  Exhibits and Reports on Form 8-K

     a)

                                  EXHIBIT INDEX
                                  -------------

   Exhibit
   -------

     27   Financial Data Schedule

     b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 28, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FOOTSTAR, INC.
                                  (REGISTRANT)

                             /S/ CARLOS E. ALBERINI
                             ------------------------------
                                  Carlos E. Alberini
                                  Senior Vice President and
                                  Chief Financial Officer

Date:  November 11, 1996