Form 10-K
period 1996-12-28
FOOTSTAR INC
filed 1997-03-28
CIK 1011308

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1996
                         Commission File Number 1-11681



                                 FOOTSTAR, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            22-3439443
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)


                933 MacArthur Boulevard, Mahwah, New Jersey 07430
            -------------------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (201) 934-2000


           Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
       Title of each class                                on which registered
--------------------------------------                  -----------------------
Common Stock (par value $.01 per share)                 New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None


                                                     Page 1 of 2 page Cover Page

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 17, 1997 was $939,999,100.*

Number of shares outstanding of the issuer's Common Stock (par value $.01 per share) at March 17, 1997: 30,533,883

                       Documents Incorporated by Reference

1. Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996: Part I, Item 1; Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

2. Portions of the registrant's definitive Proxy Statement expected to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 28, 1996): Part III, Items 10, 11, 12 and 13.

                           Forward-Looking Statements

     This Report on Form 10-K and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should" or "anticipates" or similar statements or the negative thereof or other variations thereof. Such forward-looking statements include, without limitation, statements made as to cost savings, the impact of the discontinuation of Thom McAn, improvements in infrastructure, distribution and replenishment systems and operating efficiencies, business strategy, sales and earnings growth, and expansion plans and projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report and the documents incorporated by reference as well as information contained under the caption "Risk Factors" in the Form 10/A filed by the Company on September 25, 1996 with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized.
------------------
* For purposes of this calculation, only voting stock beneficially owned by directors and executive officers or members of their immediate families has been excluded. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                                                     Page 2 of 2-page Cover Page

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Footstar, Inc. (the "Company") is a holding company, which directly or indirectly, through its wholly owned subsidiaries, owns the capital stock of the subsidiaries that operate its Footaction and Meldisco businesses and its discontinued Thom McAn segment. The Company was organized in Delaware on March 21, 1996 and became a publicly traded company as part of the overall restructuring of Melville Corporation ("Melville"). As part of that restructuring plan, Melville divested its ownership interest in the Company by means of a tax-free distribution to its stockholders on October 12, 1996 of all of the outstanding shares of common stock of the Company.

     The Company is principally a specialty retailer conducting business in the branded athletic footwear and apparel and discount footwear segments through its Footaction and Meldisco businesses, respectively. The financial information concerning industry segments required by Item 101(b) of regulation S-K is set forth on page 35 of the Company's Annual Report to Shareholders for the year-ended December 28, 1996 and is incorporated herein by reference.

     In general, the retailing business is seasonal in nature, with peak sales periods during Easter, "Back-to-School" and the Christmas selling periods. Competition is generally based upon such factors as price, style, quality and design of product and location and design of stores.

FOOTACTION:  THE BRANDED ATHLETIC FOOTWEAR AND APPAREL BUSINESS

     Footaction, which opened its first store in 1976, is a leading mall-based specialty retailer of branded athletic footwear, apparel and related accessories. Its primary customers are 12 to 24 year olds for whom having the most up-to-date athletic footwear and apparel is an important consideration. As of December 28, 1996, Footaction operated 479 stores in 43 states and Puerto Rico. During 1996, the Company opened 51 new Footaction stores, including 24 stores converted from the discontinued Thom McAn business, and remodeled, relocated or expanded 45 existing Footaction stores.

     Footaction's stores are located predominantly in enclosed regional and neighborhood malls anchored by major department stores to take advantage of customer traffic and the shopping preferences of Footaction's target customers. Footaction has been growing rapidly in recent years with 1996 sales increasing 22% to $516 million and operating profit before special charges increasing 171% to $50 million. For the fiscal year ended December 28, 1996, Footaction accounted for approximately 31% of the Company's net sales and approximately 34% of the Company's operating profit.

     The ability of Footaction to maintain a high level of sales is dependent in part on a high volume of mall traffic and the continued popularity of mall shopping among Footaction's primary customers. Its future growth is also dependent on its ability to open new stores in desirable mall locations. Unfavorable developments with respect to any of these factors could have a material adverse effect on the Company.

     Footaction--Merchandising

     Footaction seeks to be one of the first to offer the most current and innovative brand-name athletic footwear and apparel available to its target customer group. Footaction constantly monitors product trends in order to identify styles which are, or may become, popular. Footaction carries the leading athletic footwear brands, including Nike, Reebok, Fila, Adidas, Converse, New Balance, and Asics, as well as outdoor brands such as Timberland. Footaction offers a selection of brand-name apparel and accessories including warm-up suits, T-shirts, athletic shorts, caps, socks and shoe care products. Apparel and accessory brands include Nike, Fila, Adidas and Reebok, among others. The following table sets forth the approximate percentage of Footaction's net sales attributable to footwear, apparel and accessories:

             Approximate Percentage of Footaction's Net Sales

                                1996              1995            1994
                                ----              ----            ----
Footwear                         77%               77%             80%
Apparel                          17%               16%             14%
Accessories                       6%                7%              6%
                                ----              ----            ----
                                100%              100%            100%
                                ====              ====            ====

     Footaction also seeks to differentiate itself from other branded athletic footwear and apparel retailers by increasing consumer awareness and name recognition of Footaction and establishing in the minds of its target customer group the perception that Footaction is one of the first to offer the latest styles. As part of this strategy, Footaction works with leading vendors such as Nike, Fila, Adidas and Reebok to design and develop product line exclusives based on unique designs or variations in color of the latest styles of popular brand-name footwear.

     Footaction tailors merchandise assortment and store space allocation to customer preferences at each store location. This is accomplished by recognizing subtle differences in fashion preferences and demographic factors in the region or market in which each store is located. This store-by-store merchandising involves differences in brands, sizes, colors, fabrication and timing or the assortment and space allocated to present such merchandise. Footaction maintains information systems designed to manage aged inventory, assuring that its product lines remain current.

     Footaction--Marketing

     Footaction believes that its core customers--teens and young adults, age 12 to 24--constitute 47% of total branded athletic footwear sales. And, that within the target age group, male and female teens (age 12-17) are over-represented among Footaction customers, accounting for 33% of Footaction shoppers and 41% of sales.

     Footaction's marketing strategy is to build traffic, sales, and brand awareness with its primary customers by increasing awareness of Footaction among individuals in the target customer group and by increasing the perception among these individuals that Footaction is one of the first to have the latest styles.

     Footaction's media advertisements typically feature both Footaction and a branded product, and may include celebrity endorsements. The Company believes endorsements of athletic wear by professional athletes, celebrities and other trend setters influence purchasing patterns and preferences among Footaction's image and status-conscious target customers. A portion of the cost of such advertising is offset by co-operative advertising allowances. Footaction focuses its mass media advertising during key selling periods on males in the 12 to 24 year old age group.

     In-store visual merchandising programs are also an important part of Footaction's marketing effort. Footaction believes these initiatives create excitement at the store level and support the marketplace message that Footaction carries the latest products. Footaction has developed a "Coming Soon" display to announce upcoming product launches, enhancing its presentation of new product with a "New Arrivals" tower for the latest lines, and uses "exclusive tags" to highlight products only available at Footaction.

     Footaction has created a preferred customer card, called the Star Card, which is designed to build a marketing database that enables the chain to communicate directly with customers and gain more information about their buying habits. Star Card members receive customized birthday greetings, selected vendor mailings and "magalogs." The "magalog," a magazine/catalog combination called the "Footaction Star," is mailed to Star Card holders four times a year. It is an entertaining and informative marketing tool featuring the latest in athletic footwear and apparel along with product availability dates. It also includes interviews with popular athletes who appear in current Footaction advertising campaigns, vendor profiles and other teen-relevant sports features.

     Footaction--Competitive Environment

     Historically, the athletic footwear industry has been served by a variety of distribution channels, including mall-based specialty athletic footwear retailers, department stores, discount retailers, traditional shoe stores, sporting goods stores, and "category killers" (i.e. retailers providing a dominant assortment of selected lines of merchandise at competitive prices). Footaction competes in the brand-name segment of the athletic footwear market, and faces competition primarily from other mall-based athletic footwear and sporting goods stores.

     Within the mall environment, Footaction's primary competitors are Woolworth Athletic, Athletes Foot and The Finish Line. Woolworth Athletic is the largest athletic footwear retailer, offering multiple formats designed to compete in this market segment including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs, Athletic Express and Going To The Game. The Finish Line competes on the basis of price, while Footaction, Woolworth Athletic and Athletes Foot are full-price retailers. Footaction believes that it differentiates itself from its competitors by offering the latest styles demanded by fashion-conscious, status-oriented consumers in an exciting shopping environment. However, there can be no assurances that in the future these or other competitors will not have a material adverse effect on the Company.

MELDISCO:  THE DISCOUNT FOOTWEAR BUSINESS

     Meldisco has operated leased footwear departments in discount chains since 1961 and is the leading operator of leased footwear departments today. As of December 28, 1996, Meldisco operated leased footwear departments in 2,146 Kmart department stores, 392 PayLess Drug Stores and Thrifty Drug Stores (collectively, "PayLess Thrifty Drug Stores"), and 13 Tesco department stores located in the Czech Republic, Slovakia and Hungary. In its Kmart leased footwear departments, Meldisco sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers. The majority of the shoes offered by Meldisco in its leased footwear departments are private label brands, although Meldisco also sells some brand-name merchandise at discounted prices.

     For the fiscal year ended December 28, 1996, Meldisco's net sales from Kmart's operations accounted for approximately 67% of the Company's net sales and 96% of Meldisco's net sales.

     Pursuant to an agreement between the Company and Kmart Corporation ("Kmart") entered into effective July 1, 1995, and amended as of March 1996 (collectively, the "Kmart Agreement"), and an agreement between the Company and PayLess Drug Stores Northwest, Inc. dated October 10, 1988, the Company has the exclusive right to operate the footwear departments in Kmart and PayLess Thrifty Drug Stores. All license agreements relating to the Kmart leased departments expire July 1, 2012 and all agreements relating to PayLess Thrifty Drug Stores have terms of 25 years. All of these agreements are subject to certain performance standards. Rental payments under all such license agreements are based on a percentage of sales, with additional payments to be made under certain of the license agreements with Kmart based on profits. The Company has a 51% equity interest, and Kmart has a 49% equity interest, in all the subsidiaries which operate leased departments in Kmart stores, with the exception of 41 such subsidiaries in which the Company has a 100% equity interest. The Company has a 100% equity interest in all the subsidiaries which operate leased departments in PayLess Thrifty Drug Stores.

     The business relationship between Meldisco and Kmart is very significant to the Company, and the loss of Meldisco's Kmart operations would have a material adverse effect on the Company. The Kmart Agreement or any license agreement for a particular Kmart store, may only be terminated: (i) by Kmart with respect to any Kmart store with a footwear department which is to cease to operate and be open for business to the public; (ii) by Kmart or Meldisco with respect to any affected Kmart store, in the event that any footwear department premises become unfit for use and occupancy by reason of material damage or destruction, or as a result of condemnation; (iii) by Kmart or Meldisco if the other party shall fail to make any material payments when due or to deliver any material accounting reports as required by the Kmart Agreement, or in the event of a material breach of any covenant, representation or warranty of the other party, subject to the right of the party so charged to cure the breach or failure within a specified period; (iv) by either party if Kmart or Meldisco shall fail to pay its debts when due or becomes subject to certain insolvency, bankruptcy or similar events;
(v) at the option of the non-selling or non-transferring party, in the event of a sale or transfer of a majority of the outstanding shares of the other party to a single person or entity or an affiliated group under common control; or (vi) in the event that the Meldisco Subsidiaries fail to achieve the performance standards outlined in the Kmart Agreement.

     Meldisco--Merchandising

     Meldisco's merchandising strategy focuses on solidifying and building upon its current industry position while attracting Kmart shoppers who do not currently purchase their footwear at Kmart. The essence of this two-pronged strategy is to satisfy Meldisco's core customer with high in-stock availability rates of its footwear products while generating interest among Kmart's non-footwear shoppers by providing a wider selection of well known national brands.

     Meldisco's traditional strength has been in seasonal, work, value-priced athletic, and children's shoes. Meldisco works to solidify its strength in these segments by ensuring high levels of customer service and satisfaction. Meldisco's "narrow and deep" merchandising strategy and its planned systems innovations are designed to ensure that each store is well stocked in product lines that are particularly popular with Meldisco's core customers. Meldisco's demand-driven merchandise replenishment system has been designed to permit inventory management at the store, stock unit and size level.

     Meldisco also seeks to attract more affluent Kmart non-footwear shoppers into the footwear department from other areas of the store. To this end, Meldisco increasingly offers selected high-quality footwear licensed by well known national brands at prices significantly lower than comparable merchandise sold by full price retailers. These branded products are also intended to change customer perceptions of "sameness" among discount footwear retailers. Licensed brands available only at Meldisco include "Weather Protectors by Totes," "Baywatch," and "Cobbie Cuddlers," a brand name licensed from and styled by Nine West. Meldisco is currently conducting consumer research to assess the fit of additional brands in terms of price, positioning, and discount category suitability.

     Meldisco is taking steps to increase customer perception of assortment availability without increasing store inventories. Meldisco believes that customer satisfaction and perception of assortment availability should improve as Meldisco develops and implements systems enabling it to offer the optimal product mix at the individual store level.

Meldisco--Marketing

     Meldisco believes that Kmart's typical footwear shopper generally parallels the average Kmart softlines shopper who is a "busy, budget-conscious mom" in the 25 to 49 age group, employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. Kmart's apparel and footwear shoppers do, however, tend to be less affluent than Kmart's overall customer base. Meldisco's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional Kmart footwear shoppers while attracting more affluent current Kmart non-footwear shoppers into the footwear department from hardlines and other areas of the store.

     Meldisco's marketing strategy is designed to convey to prospective Kmart customers that Meldisco carries the right combination of product selection, quality, and price to position Meldisco-operated Kmart leased footwear departments as their discount footwear destination of choice.

     This message is communicated through weekly advertising in Kmart's newspaper insert. Meldisco currently pays Kmart a sales promotional fee that Kmart applies toward its footwear advertisements in the Kmart weekly newspaper insert, a publication with a circulation of approximately 70 million. Meldisco advertises primarily through the Kmart newspaper insert but continuously evaluates other alternatives for promotion of its products. Meldisco's marketing strategy is supported by the announced Kmart high-frequency remodelling program which relocates the footwear department to an improved position near the center of the softlines area of the store.

Meldisco--Competitive Environment

     The discount footwear industry is characterized by consolidation and a highly competitive environment. Competition within the discount segment is heavily concentrated among four retailers. Payless ShoeSource, Inc. ("Payless") (which is not affiliated with PayLess Thrifty Drug Stores), and two discount department stores, Wal-Mart and Dayton Hudson's Target are Meldisco's primary retail footwear competitors. These competitors have been growing more rapidly and have substantially greater resources than the Company. The Company believes that it has been able to maintain its overall unit market share during this period of rapid growth by its primary competitors due to the relative strength of Meldisco's business. There can be no assurance, however, that in the future the operations of competitors will not have a material effect on the Company.

     J. Baker,Inc.'s Morse Shoe division ("Morse") is Meldisco's primary competitor among operators of leased footwear departments. Morse, through its subsidiaries, operates leased self-selection footwear departments in discount and promotional department store chains located throughout the U. S., including footwear departments at Hills, Bradlees, Ames and ShopKo stores. Morse constitutes a competitor insofar as Meldisco is seeking to expand its leased footwear department operations. Neither Morse nor any other operator, however, is a competitor with respect to Kmart since the Meldisco agreement with Kmart provides for Meldisco's continued operation of Kmart's footwear departments through 2012, unless terminated earlier in the case of breach or certain other limited circumstances.

Fashion Trends

     The success of the Company depends in part on its ability to anticipate and respond to changing fashion and merchandise trends and consumer demands in a timely manner. Accordingly, any failure by the business segments to identify and respond to emerging trends could adversely affect consumer acceptance of the merchandise which in turn could adversely affect the Company's business.

Key Vendors

     Footaction's product sourcing is driven by its relationships with athletic footwear and apparel vendors. In 1996, approximately 85% of Footaction's net sales were generated by merchandise purchased from Nike, Fila, Reebok and Adidas with the most significant percent attributable to Nike. The loss of the Company's relationship with certain key vendors could have a materially adverse impact on the Company.

Foreign Purchasing

     The Company's sourcing and purchasing of product is conducted by the merchandising department of each of its segments. A significant percentage of the Company's products are sourced or manufactured offshore, with China, Indonesia and Brazil being the most significant offshore sources. There are risks inherent in foreign sourcing and manufacturing and although the Company has not historically experienced any material adverse effects from these risks, there can be no assurances that they will not have a material adverse effect in the future.

Trademarks and Service Marks

     The Company or its subsidiaries own all rights to "Footaction" for use as a trademark or service mark in connection with footwear and related products and services. The Company or its subsidiaries have registered or have common law rights to over 100 trademarks and/or service marks under which the Company markets private label merchandise or its services. The Company either has registered or is in the process of registering its trademarks and service marks in foreign countries in which it may operate in the future. As necessary, the Company vigorously protects its trademarks and service marks both domestically and internationally.

Employees

     As of December 28, 1996, the Company had approximately 12,600 employees including approximately 8,200 at Meldisco and 4,400 at Footaction. Of Meldisco's, approximately 3,600 were employed full-time, and 4,600 were part-time employees. As of December 28, 1996, Footaction had approximately 1,600 full-time and 2,800 part-time employees.

Discontinuation of Thom McAn Segment

     Thom McAn, which had been part of Melville since 1922, was primarily a mall-based, specialty retailer, marketing moderately-priced men's and women's private label footwear and accessories. As a result of extreme competitive pressures in the moderately-priced footwear retail market, Melville decided to exit the Thom McAn business by converting 80 to 100 Thom McAn stores to Footaction stores, and selling or closing the remaining locations. As of December 28, 1996, Thom McAn operated 17 stores, located primarily in Puerto Rico all of which are now closed.

ITEM 2.  PROPERTIES

     Footaction has a nationwide presence. As of December 28, 1996, it operated 479 stores in 43 states and Puerto Rico. Footaction's prototype store design is a 4,000 to 6,500 square foot large store format, which the Company believes operates more profitably while satisfying the needs of its customers more effectively then its 2,500 square foot traditional store format. At December 28, 1996, 148 of the Company's 479 Footaction stores were of the large store format and 331 were of the traditional store format. Footaction stores are all leased and typically for 10 year terms. These leases call for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance, and percentage rent based on the store's sales volume.

     At December 28, 1996, Meldisco operated leased footwear departments in 2,551 stores. Collectively, these leased departments are located in all 50 states, Guam, Puerto Rico, the U.S. Virgin Islands, the Czech Republic, Slovakia, Hungary and Mexico. All but 405 of the leased departments operated at December 28, 1996 were located in Kmart discount department stores. Of these 405 stores, 392 leased departments were located in PayLess Thrifty Drug Stores and 13 in Tesco department stores.

     Kmart and PayLess Thrifty Drug stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in traditional Kmart stores average 2,900 square feet and 3,600 square feet in Super Kmart Centers. Meldisco's footwear departments in PayLess Thrifty Drug Stores generally occupy approximately 100 feet of selling space.

     Company headquarters and Meldisco's corporate offices are located in 190,000 square feet of leased office space in Mahwah, New Jersey. Footaction's corporate offices are located in 50,000 square feet of leased office space in Irving, Texas. Meldisco operates out of its two new distribution facilities with a total of 906,500 square feet. Footaction leases distribution facilities in Dallas, Texas with a total of 180,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business, none of which, the Company believes, will have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 28, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information sets forth the name, age and business experienace during the past five years of the executive officers of the registrant. For each officer named below, the term of office extends to the date of the Board of Directors Meeting following the next Annual Meeting of Stockholders of the registrant.

     J.M. Robinson, age 51, is and has been the Chairman, Chief Executive Officer and President of the Company since October 12, 1996. Mr. Robinson was President and Chief Executive Officer of the Meldisco division of Melville since June 1988.

     Carlos E. Alberini, age 41, is and has been the Senior Vice President, Chief Financial Officer of the Company since October 12, 1996. From February, 1996 to July 10, 1996, Mr. Alberini was the Acting Chief Financial Officer of Melville, having joined Melville in May 1995 as Vice President of Finance. Prior to that time, Mr. Alberini served as the Chief Financial Officer and Senior Vice President (1990-1995) of The Bon Ton Stores Inc., a chain of 64 department stores.

     Maureen Richards, age 40, is and has been the Vice President, General Counsel and Corporate Secretary of the Company since October 12, 1996. From October 1995, Ms. Richards had been Vice President, Corporate Counsel and Assistant Secretary of Melville and its Corporate and Trademark Counsel and Assistant Secretary from October 1991 to October 1995.

     Donald V. Roach, age 39, is and has been the Vice President and Corporate Controller of the Company since October 12, 1996. Prior to that time, Mr. Roach served as Senior Vice President, Chief Financial Officer (1994-1996) and Vice President, Chief Financial Officer (1991-1994) of Footaction USA.

                                     PART II

ITEM 5. MARKET PRICES OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended December 28, 1996 on pages 18, 21 and 36 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 on page 37 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 on pages 18 through 21 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 28,1996 on pages 23 through 37 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this report since such information will not be furnished in the registrant's definitive proxy statement other than for Mr. Robinson.

     Any other information required by this Part III (Items 10, 11, 12 and 13) will be included in the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A and is incorporated herein by reference. The Compensation Committee report on executive compensation and the performance graph included in such proxy statement shall not be deemed incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(l)   Financial Statements

The following financial statements and reports are incorporated by reference to pages 22 through 37 of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1996.

Independent Auditors' Report

Consolidated Statements of Operations for the years ended
  December 28, 1996, December 31, 1995 and December 31, 1994

Consolidated Balance Sheets as of December 28, 1996 and
  December 31, 1995

Consolidated Statements of Shareholders'
  Equity for the years ended December 28, 1996, December 31, 1995 and December 31, 1994

Consolidated Statements of Cash Flows for the years ended December 28, 1996, December 31, 1995 and
  December 31, 1994

Notes to Consolidated Financial Statements

Five-Year Historical Financial Summary

(a)(2)  Schedules

The following schedules are included in Part IV of this Report:           Page
                                                                          ----
Independent Auditors' Report on Schedule                                   F-1

Schedule II - Valuation and Qualifying Accounts for the years
  ended December 28, 1996, December 31, 1995 and December 31, 1994         F-2

Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b) Reports on Form 8-K

On December 13, 1996, the Company filed a report on Form 8-K dated December 5, 1996 reporting Item 8 "Change in Fiscal Year." The event reported was the Board of Directors' approval to change to a fiscal year ending on the Saturday closest to December 31 from a calendar year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FOOTSTAR, INC.


                                           By /s/ J. M. Robinson
                                              -----------------------------
                                                J. M. Robinson, Chairman,
                                                Chief Executive Officer,
                                                President and Director

     Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.


         Signature                       Title                       Date
         ---------                       -----                       ----

/s/ J. M. Robinson             Chairman, Chief Executive
---------------------------    Officer, President and           March 26, 1997
J. M. Robinson                 Director

/s/ Carlos E. Alberini
---------------------------    Senior Vice President and        March 26, 1997
Carlos E. Alberini             Chief Financial Officer

/s/ Donald V. Roach
---------------------------    Vice President and               March 26, 1997
Donald V. Roach                Corporate Controller

/s/ George S. Day
---------------------------    Director                         March 26, 1997
George S. Day

/s/ Stanley P. Goldstein
---------------------------    Director                         March 26, 1997
Stanley P. Goldstein

/s/ Terry R. Lautenback
---------------------------    Director                         March 26, 1997
Terry R. Lautenbach

/s/ Bettye Martin Musham
---------------------------    Director                         March 26, 1997
Bettye Martin Musham


---------------------------    Director                         March   , 1997
Kenneth S. Olshan

/s/ M. Cabell Woodward, Jr.
---------------------------    Director                         March 25, 1997
M. Cabell Woodward, Jr.

                    Independent Auditor's Report on Schedule

To the Board of Directors and Shareholders of Footstar, Inc.:

Under the date of February 12, 1996, we reported on the consolidated balance sheets of Footstar, Inc. and Subsidiary Companies as of December 28, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 28, 1996, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended December 28, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in answer to Part IV, Item 14(a)(2) of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/KPMG Peat Marwick LLP

New York, New York
February 12, 1997

                                                                   Schedule II


                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                Years ended December 28, 1996, December 31, 1995
                                    and 1994
                                 ($ in Millions)

                                                     Additions
                                        Balance at   Charged to
          Description                   Beginning     Costs and                Balance at
          -----------                    of Year      Expenses  Deductions(1)  End of Year
                                         -------      --------  ------------   ------------
Accounts Receivable:

Allowance for Doubtful Accounts:

Year Ended December 28, 1996 ..........    $1.0        $(0.3)        $0.3         $0.4
                                           ====        =====         ====         ====
Year Ended December 31, 1995 ..........    $0.6        $ 0.5         $0.1         $1.0
                                           ====        =====         ====         ====
Year Ended December 31, 1994 ..........    $0.4        $ 0.3         $0.1         $0.6
                                           ====        =====         ====         ====

(1) Write-offs, net of recoveries

                                  Exhibit Index
         Exhibit
          Number                           DESCRIPTION
          ------                           -----------

           2.1 Form of Distribution Agreement among Melville Corporation ("Melville"), Footaction Center, Inc., and the Registrant. Incorporated by reference to Exhibit 2.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

           3.1 Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

           3.2     Amended and Restated Bylaws of the Registrant.
                   Incorporated by reference to Exhibit 3.2 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

          10.1 Master Agreement, dated as of June 9, 1995, between Kmart Corporation and the Registrant, as amended. Incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996. Certain portions of this Exhibit have been accorded confidential treatment.

          10.2 Tax Disaffiliation Agreement between Melville and the Registrant. Incorporated by reference to Exhibit 10.2 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

          10.3 1996 Incentive Compensation Plan of Registrant. Incorporated by reference to Exhibit 10.3 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

          10.4 1996 Non-Employee Director Stock Plan of Registrant. Incorporated by reference to Exhibit 10.4 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

          10.5     Employment Agreements with Executive Officers.

          10.6 Credit Agreement, dated as of August 13, 1996, among the Banks listed therein, the Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and the Registrant. Incorporated by reference to Exhibit 10.6 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

          10.7     Change in Control Agreement with Executive Officer.

          10.8     Footstar Deferred Compensation Plan.

          10.9     Supplemental Retirement Plan for Select Senior Management.

          13.1 Portions of Annual Report to Shareholders for the fiscal year ended December 28, 1996.

          21.1     A list of subsidiaries of the Registrant.

          23.1     Consent of KPMG Peat Marwick LLP

          27.1 Financial Data Schedule for the fiscal year ended December 28, 1996.