Form 10-Q
period 1997-03-29
FOOTSTAR INC
filed 1997-05-13
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  March 29, 1997

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

                                Yes _X_   No ___

Number of shares outstanding of the issuer's Common Stock:

         Class                                 Outstanding as of May 7, 1997
         -----                                 -----------------------------

    Common Stock, $.01 par value                         30,533,883

                                      INDEX

Part I. - Financial Information                                         Page No.
                                                                        --------

  Consolidated Condensed Statements of Operations -
    Three Months Ended March 29, 1997 and March 30, 1996                 3

  Consolidated Condensed Balance Sheets -
    March 29, 1997 and December 28, 1996                                 4

  Consolidated Condensed Statements of Cash Flows -
    For Three Months Ended March 29, 1997 and March 30, 1996             5

  Notes to Consolidated Condensed Financial Statements                   6 - 9

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        10 - 14

  Review by Independent Auditors                                         15

  Exhibit 1 - Independent Auditors' Review Report                        16

Part II. - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                              17

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in millions, except per share data)

                                                         Three Months Ended
                                                       -----------------------
                                                       March 29,     March 30,
                                                         1997          1996
                                                       ---------     ---------

Net sales                                               $ 376.9       $ 336.9
Cost of sales                                             270.5         243.3
                                                        -------       -------
   Gross profit                                           106.4          93.6
Store operating, selling, general
  and administrative expenses                              91.4          83.7
Depreciation and amortization                               7.6           5.7
                                                        -------       -------
Operating profit                                            7.4           4.2
Interest income, net                                        1.4           5.3
                                                        -------       -------
Income from continuing operations before
  income taxes and minority interests                       8.8           9.5
Provision for income taxes                                  3.0           3.2
                                                        -------       -------
Income from continuing operations before
  minority interests                                        5.8           6.3
Minority interests in net income                            0.8           0.2
                                                        -------       -------
Income from continuing operations                           5.0           6.1
Loss from discontinued operations, net of
  income tax benefit of $31.6                              --           (54.6)
                                                        -------       -------
Net income (loss)                                       $   5.0       $ (48.5)
                                                        =======       =======

Weighted average shares outstanding (in millions)          30.6
                                                        =======
Earnings per share                                      $  0.16
                                                        =======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    ($ in millions, except for share amounts)

                                                         March 29,  December 28,
                                                           1997         1996
                                                        (Unaudited)  (Audited)
                                                         ---------   ---------
  ASSETS
  Current Assets:
     Cash and cash equivalents                           $    62.9   $   164.6
     Accounts receivable, net                                 56.3        77.7
     Inventories                                             327.0       281.9
     Prepaid expenses and other current assets                54.0        59.9
                                                         ---------   ---------
  Total current assets                                       500.2       584.1
                                                         ---------   ---------
     Property and equipment, net                             203.2       197.0
     Deferred charges and other non-current assets            50.6        51.0
                                                         ---------   ---------
  Total assets                                           $   754.0   $   832.1
                                                         =========   =========

  LIABILITIES and SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable                                    $    77.7   $    79.8
     Accrued expenses                                        182.5       215.6
     Income taxes payable                                     20.1        29.3
                                                         ---------   ---------
  Total current liabilities                                  280.3       324.7
                                                         ---------   ---------
     Other long-term liabilities                              55.4        58.5
     Minority interests in subsidiaries                       29.9        65.0
                                                         ---------   ---------
  Total liabilities                                          365.6       448.2
                                                         ---------   ---------
  Shareholders' equity:
     Common stock $.01 par value: 100,000,000
       shares authorized, 30,533,883 shares
       issued and outstanding                                  0.3         0.3
     Additional paid-in capital                              323.6       323.6
     Equity adjustment from foreign
       currency translation                                   (0.6)       (0.4)
     Retained earnings                                        65.1        60.4
                                                         ---------   ---------
Total shareholders' equity                                   388.4       383.9
                                                         ---------   ---------
Total liabilities and shareholders' equity               $   754.0   $   832.1
                                                         =========   =========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                           Three Months Ended
                                                          ---------------------
                                                          March 29,   March 30,
                                                            1997        1996
                                                          ---------   ---------

Net cash used in operating activities                     $   (42.4)  $   (33.4)
                                                          ---------   ---------

Cash flows from (used in) investing activities:
   Additions to property and equipment                        (13.6)      (10.5)
   Proceeds from the sale or disposal of property
     and equipment                                             --           3.4
                                                          ---------   ---------
   Net cash used in investing activities                      (13.6)       (7.1)
                                                          ---------   ---------

Cash flows from (used in) financing activities:
   Dividends paid to minority interests                       (35.9)       --
   Decrease in book overdrafts                                 (9.4)      (17.8)
   Decrease in due from parent and other divisions             --          56.9
   Other                                                       (0.4)       --
                                                          ---------   ---------
   Net cash (used in) provided by financing
     activities                                               (45.7)       39.1
                                                          ---------   ---------
Net decrease in cash and cash equivalents                    (101.7)       (1.4)

Cash and cash equivalents at beginning of period              164.6        26.3
                                                          ---------   ---------

Cash and cash equivalents at end of period                $    62.9   $    24.9
                                                          =========   =========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1. Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 29, 1997 and the results of operations and cash flows for the three-month periods ended March 29, 1997 and March 30, 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1996 Annual Report on Form 10-K.

The Board of Directors of the Company approved on December 5, 1996 a change to a fiscal year ending on the Saturday closest to December 31 from a calendar year. Fiscal 1996 ended on December 28, 1996 and fiscal 1997 will end January 3, 1998 and will be a 53-week year.

2. Earnings per Share

Earnings per share information has been omitted from the accompanying consolidated statements of operation for the three months ended March 30, 1996, since the Company was not a separate entity with its own capital structure. The spin-off was completed with the distribution (the "Distribution") on October 12, 1996 to the Melville Corporation ("Melville") shareholders of record on October 2, 1996 of all the shares of the Company. See Note 4 with respect to pro forma earnings per share. Earnings per share are calculated by dividing net income
(loss) by the weighted average shares outstanding, which included common stock equivalents.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share. The table below shows pro forma calculated earnings per share in accordance with SFAS No. 128.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

2. Earnings per Share (Continued)

                                                             Pro forma
                                                         Three Months Ended
             ($ in millions, except per share data)        March 29, 1997
             --------------------------------------      ------------------

             Basic EPS Computation
             Numerator:
               Income from continuing operations         $              5.0
                                                         ==================
             Denominator:
               Average common shares outstanding                 30,533,883
                                                         ==================

             Basic EPS                                   $             0.16
                                                         ==================

             Diluted EPS computation
             Numerator:
               Income from continuing operations         $              5.0
                                                         ==================
             Denominator:
               Average common shares outstanding                 30,533,883
               Dilutive effect of stock options                      77,503
                                                         ------------------
                   Total shares                                  30,611,386
                                                         ==================

             Diluted EPS                                 $             0.16
                                                         ==================




3.  Supplemental Cash Flow Information

                                                     Three Months Ended
                                              ----------------------------------
                                              March 29, 1997      March 30, 1996
                                              --------------      --------------

             Cash paid for income taxes             $7.3                $1.3
             Cash paid for interest                 $0.4                $0.2

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

4. Pro Forma Statements of Operation

The following table represents a comparison of the Company's actual results for the three-month period ended March 29, 1997 and pro forma consolidated condensed statements of operations for the three-month period ended March 30, 1996. Pro forma results assume that the Distribution and related transactions and events occurred as of the beginning of 1996. Pro forma financial information is presented for informational purposes only and may not reflect the future results of the Company or what the results would have been had the Company been operated as a separate company.

                                                       Three Months Ended
                                                --------------------------------
                                                March 29, 1997    March 30, 1996
                                                    Actual          Pro forma
                                                  ---------         ---------

     Net sales                                    $   376.9         $   336.9
     Cost of sales                                    270.5             243.3
                                                  ---------         ---------
        Gross profit                                  106.4              93.6
     Store operating, selling, general
       and administrative expenses                     91.4              86.9
     Depreciation and amortization                      7.6               5.7
                                                  ---------         ---------
        Operating profit                                7.4               1.0
     Interest income, net                               1.4               0.0
                                                  ---------         ---------
     Income from continuing operations before
       income taxes and minority interests              8.8               1.0
     Provision (benefit) for income taxes               3.0              (0.1)
                                                  ---------         ---------
     Income from continuing operations                  5.8               1.1
     Minority Interest                                  0.8               0.2
                                                  ---------         ---------
     Net Income                                   $     5.0         $     0.9
                                                  =========         =========
     Weighted average shares outstanding
       (in millions)                                   30.5              30.6
                                                  =========         =========
     Earnings per share                           $    0.16         $    0.03
                                                  =========         =========

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

4. Pro Forma Statements of Operation (Continued)

c) The net change in provision for income taxes. The pro forma adjustments were tax effected at 39%, which approximates the Company's blended statutory rate.

d) Pro forma earnings per common share assume that the common stock issued on the distribution date had been issued at the beginning of 1996 after giving effect to common stock equivalents arising from deferred stock awards.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Footstar, Inc. (the "Company") became an independent company after the Board of Directors of Melville Corporation ("Melville") approved the spin-off of its footwear operations. The spin-off was completed with the distribution (the "Distribution") on October 12, 1996 to the Melville shareholders of record on October 2, 1996 of all the shares of the Company.

Prior to the Distribution, Meldisco, Footaction and Thom McAn were operated as part of Melville. The historical financial information presented herein reflects periods during which the Company did not operate as a separate company, and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been a stand-alone public company during the reporting periods, and are not necessarily indicative of the company's future operating results or financial condition. On June 3, 1996, Melville announced the discontinuance of the Thom McAn segment. Accordingly, the results of operations for the Thom McAn segment have been classified as discontinued operations for all periods presented. In connection with the discontinuation of Thom McAn, the Company recorded a pre-tax charge of approximately $85.0 million in the first quarter of 1996. The charge primarily relates to future operating losses during the wind-down period, lease settlement costs, asset write-offs and severance costs.


                                                        Three Months Ended
                                                     ------------------------
                                                     March 29,      March 30,
          ($ in millions)                              1997           1996
                                                     ---------      ---------

          Company:
          Net Sales                                  $   376.9      $   336.9
          Net sales % change from prior year              11.9%           3.4%
          Same store sales % change                        5.7%           4.7%

          Meldisco:
          Net Sales                                  $   239.2      $   226.8
          Net sales % change from prior year               5.5%          (6.5%)
          Same store sales % change                        4.6%          (4.2%)
          % of consolidated net sales                     63.5%          67.3%

          Footaction:
          Net Sales                                  $   137.7      $   110.1
          Net sales % change from prior year              25.1%          32.3%
          Same store sales % change                        8.1%          31.2%
          % of consolidated net sales                     36.5%          32.7%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first quarter ended March 29, 1997, were $376.9 million, an increase of 11.9% from net sales of $336.9 million for the first quarter of 1996. Same store sales for the quarter increased by 5.7% compared to the same quarter in 1996. The Easter week selling period fell in the first quarter of 1997 and was included in the second quarter of 1996. Driven by a solid merchandise assortment, a 23.3% increase in square footage and an 8.1% increase in comparable store sales, Footaction posted a 25.1% sales increase over the prior year. Meldisco, benefitting from the earlier Easter season, showed a 5.5% sales increase and a 4.6% gain in same store sales over last year.

Cost of Sales and Expenses

                                                Three Months Ended     Pro Forma
                                               --------------------    ---------
                                               March 29,  March 30,    March 30,
     (As a percent of net sales)                  1997       1996         1996
                                               ---------  ---------    ---------

     Cost of sales                                71.8%      72.2%        72.2%
     Store operating, selling, general and
        administrative expenses*                  24.2%      24.8%        25.8%
     Depreciation and amortization                 2.0%       1.7%         1.7%

     ------
     * Includes allocations from Melville for the first quarter of 1996.

Cost of Sales

Cost of sales for the first quarter of 1997 decreased 40 basis points from the corresponding prior-year period. Both divisions experienced higher gross margins in the first quarter of 1997. The contributing factors to Meldisco's improvement were higher initial markups, lower markdowns offset in part by higher delivery costs due to increased shipping volumes in preparation for an earlier Easter peak selling season. Footaction's improvement is due to higher initial markups, the leveraging of fixed occupancy costs offset by higher markdowns.

Store Operating, Selling, General and Administrative Expenses

First Quarter 1997 vs. First Quarter 1996--Historical Basis

Store operating, selling, general and administrative expenses were 60 basis points lower in the first quarter of 1997 as compared to the same period the prior year. Lower administrative costs resulted from outsourcing of information systems and reduced payroll costs.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This was partially offset by the costs incurred relating to the addition of functional areas required to support a stand-alone public company and nonrecurring charges of $1.3 million relating to the exit of operations in Mexico.

First Quarter 1997 vs. Pro Forma First Quarter 1996

Store operating, selling, general and administrative expenses as a percentage of sales for the first quarter decreased from the comparable 1996 periods. Both divisions, Meldisco and Footaction, were able to leverage their fixed operating costs due to higher sales levels.

Operating Profit

                                          Three Months Ended
                         -----------------------------------------------------
                                                                  Pro Forma
($ in millions)          March 29, 1997     March 30, 1996      March 30, 1996
                         --------------     --------------      --------------

Meldisco                 $ 1.6     0.7%     $(0.8)   (0.4%)     $(0.8)   (0.4%)
Footaction                 8.1     5.9%       5.0     4.5%        5.0     4.5%
Corporate                 (2.3)   --         --      --          (3.2)   --
                         -----   -----      -----   -----       -----   -----
   Total                 $ 7.4     2.0%     $ 4.2     1.2%      $ 1.0     0.3%
                         =====   =====      =====   =====       =====   =====

Operating profit for the first quarter ended March 29, 1997 increased 76.2% over the historical first quarter of 1996. On a pro forma basis, operating profit increased $6.4 million in 1997 over the $1.0 million on a pro forma basis for 1996. This improvement can be attributed to the Company's increased sales and the ability to leverage fixed costs.

Liquidity and Financial Condition

At March 29, 1997, the Company's cash balance was $62.9 million. This included $28.3 million in short-term investments with maturities less than three months. Current assets, excluding the Melville intercompany receivable, were higher at March 29, 1997 as compared to March 30, 1996 due to the increased cash and accounts receivable balances. Inventories declined as the result of the discontinuance and closing of Thom McAn stores in 1996. The increase in current liabilities for the first quarter of 1997 compared to the first quarter of 1996 was due to the increase in income taxes payable and improved working capital management offset in part by the reduction in the Thom McAn reserve.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and the $425 million unsecured revolving credit facility (the "Credit Facility"), will be adequate to fund

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

its operating expenses, working capital needs, capital expenditures and the cash needs associated with the discontinuance of Thom McAn. The Company's current borrowing capacity is sufficient to take advantage of growth and investment opportunities.

Capital expenditures for the first quarter ended March 29, 1997 were $13.6 million and are in line with the Company's planned expenditures for all of 1997. These expenditures relate primarily to the opening, remodeling, relocation or expansion of Footaction stores and the investments in strategic management information systems.

The Company expects that it will retain all available funds for the operation and expansion of its business, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco Subsidiaries. In March 1997, the Company paid $35.9 million in dividends representing Kmart's minority interests for fiscal year 1996.

As of March 29, 1997 there had been no direct borrowings under the Credit Facility and $134.2 million in letters of credit were outstanding under the Credit Facility. The Company's Credit Facility contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow, fixed charge coverage and leverage.

Effective March 1, 1997, the Company established the Funds Transfer Program whereby payment for merchandise can be effected by wire transfer of funds rather than through letters of credit. Participation in the program provides vendors with the opportunity to reduce bank fees in connection with letters of credit and streamlines the documentation process.

Forward-Looking Statements

This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should" or "anticipates" or similar statements or the negative thereof or other variations thereof. Such forward-looking statements include, without limitation, statements made as to cost savings, the impact of the discontinuation of Thom McAn, improvements in infrastructure, distribution and replenishment systems and operating efficiencies, business strategy, sales and earnings growth, and expansion plans and projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

achievements expressed or implied by such forward-looking statements. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report as well as information contained under the caption "Risk Factors" in the Form 10/A filed by the Company on September 25, 1996 with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized.

                         REVIEW BY INDEPENDENT AUDITORS

The March 29, 1997 and March 30, 1996 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of March 29, 1997 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended March 29, 1997 and March 30, 1996, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of December 28, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 28, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                              /S/KPMG Peat Marwick LLP

New York, New York
April 17, 1997

                          Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     a)   EXHIBIT INDEX

     Exhibit

          11   Earnings Per Share

          15   Accountants' Acknowledgment

          27   Financial Data Schedule

     b)   Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FOOTSTAR, INC.
                                   --------------
                                   (REGISTRANT)


                              /S/CARLOS E. ALBERINI
                                 -------------------------
                                 Carlos E. Alberini
                                 Senior Vice President and
                                 Chief Financial Officer

Date: May 12, 1997