Form 10-Q
period 1997-06-28
FOOTSTAR INC
filed 1997-08-12
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended  June 28, 1997

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

                               Yes _X_     No ___

Number of shares outstanding of the issuer's Common Stock:

                  Class                     Outstanding as of June 28, 1997
                  -----                     -------------------------------
         Common Stock, $.01 par value                 29,072,941

                                      INDEX
                                      -----


Part I. - Financial Information                                       Page No.
                                                                      --------

    Consolidated Condensed Statements of Operations -
         Three and Six Months Ended June 28, 1997 and June 29, 1996     3

    Consolidated Condensed Balance Sheets -
         June 28, 1997 and December 28, 1996                            4

    Consolidated Condensed Statements of Cash Flows -
         For Six Months Ended June 28, 1997 and June 29, 1996           5

    Notes to Consolidated Condensed Financial Statements                6 - 9

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10 - 15

    Review by Independent Auditors                                      16

    Exhibit 1 - Independent Auditors' Review Report                     17


Part II. - Other Information

    Item 4 - Results of Votes of Security Holders                       18

    Item 6 - Exhibits and Reports on Form 8-K                           18

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in millions, except per share data)

                                                     Three Months Ended    Six Months Ended
                                                    -------------------   ------------------
                                                    June 28,   June 29,   June 28,  June 29,
                                                      1997       1996       1997      1996
                                                    --------   --------   --------  --------
Net sales                                           $  426.0   $  419.0   $  802.9  $  755.9
Cost of sales                                          289.4      280.9      559.9     524.2
                                                    --------   --------   --------  --------
Gross profit                                           136.6      138.1      243.0     231.7
Store operating, selling, general and
    administrative expenses                             89.2       86.9      180.6     170.6
Depreciation and amortization                            7.8        5.9       15.4      11.6
                                                    --------   --------   --------  --------
Operating profit                                        39.6       45.3       47.0      49.5
Interest income, net                                     0.2        4.0        1.6       9.3
                                                    --------   --------   --------  --------
Income from continuing operations before
   income taxes and minority interests                  39.8       49.3       48.6      58.8
Provision for income taxes                              13.0       15.6       16.0      18.8
                                                    --------   --------   --------  --------
Income from continuing operations before
   minority interests                                   26.8       33.7       32.6      40.0
Minority interests in net income                        11.7       11.5       12.5      11.7
                                                    --------   --------   --------  --------
Income from continuing operations                       15.1       22.2       20.1      28.3
Income (loss) from discontinued operations,
   net of income taxes of $1.3 and ($30.3)              --          1.8       --       (52.8)
                                                    --------   --------   --------  --------
Net income (loss)                                   $   15.1   $   24.0   $   20.1  $  (24.5)
                                                    ========   ========   ========  ========
Weighted average shares outstanding
    (in millions)                                       30.4                  30.5
                                                    ========              ========
Earnings per share                                  $   0.50              $   0.66
                                                    ========              ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                        June 28,   December 28,
                                                          1997         1996
                                                      (Unaudited)   (Audited)
                                                       ---------    ---------
ASSETS
Current Assets:
   Cash and cash equivalents                           $    36.6    $   164.6
   Accounts receivable, net                                 50.0         77.7
   Inventories                                             344.2        281.9
   Prepaid expenses and other current assets                52.6         59.9
                                                       ---------    ---------
Total current assets                                       483.4        584.1
   Property and equipment, net                             214.0        197.0
   Deferred charges and other non-current assets            49.4         51.0
                                                       ---------    ---------
Total assets                                           $   746.8    $   832.1
                                                       =========    =========
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                    $   100.3    $    79.8
   Accrued expenses                                        164.8        215.6
   Income taxes payable                                     15.1         29.3
                                                       ---------    ---------
Total current liabilities                                  280.2        324.7
   Other long-term liabilities                              55.5         58.5
   Minority interests in subsidiaries                       41.6         65.0
                                                       ---------    ---------
Total liabilities                                          377.3        448.2
                                                       ---------    ---------
Shareholders' equity:
   Common stock $.0l par value: 100,000,000
      shares authorized, 30,546,699 and 30,533,883
      shares issued and outstanding                          0.3          0.3
   Additional paid-in capital                              323.7        323.6
   Treasury stock: 1,473,900 shares, at cost               (33.9)        --
   Equity adjustment from foreign currency
       translation                                          (0.6)        (0.4)
   Retained earnings                                        80.0         60.4
                                                       ---------    ---------
Total shareholders' equity                                 369.5        383.9
                                                       ---------    ---------
Total liabilities and shareholders' equity             $   746.8    $   832.1
                                                       =========    =========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                              Six Months Ended
                                                       ------------------------------
                                                       June 28, 1997    June 29, 1996
                                                       -------------    -------------
Net cash (used in) provided by operating activities    $       (18.2)   $        13.8
                                                       -------------    -------------

Cash flows (used in) investing activities:
     Additions to property and equipment                       (34.9)           (25.2)
     Proceeds from the sale or disposal of property
        and equipment                                           --                3.4
                                                       -------------    -------------
     Net cash used in investing activities                     (34.9)           (21.8)
                                                       -------------    -------------

Cash flows (used in) provided by  financing
    activities:
     Dividends paid to minority interests                      (35.9)           (63.8)
     Decrease in book overdrafts                                (6.3)           (15.2)
     Decrease in due from parent and other divisions            --               84.2
     Treasury stock acquired                                   (33.9)            --
     Other                                                       1.2             (0.9)
                                                       -------------    -------------
     Net cash (used in) provided by financing
       activities                                              (74.9)             4.3
                                                       -------------    -------------
Net decrease in cash and cash equivalents                     (128.0)            (3.7)

Cash and cash equivalents at beginning of period               164.6             26.3
                                                       -------------    -------------
Cash and cash equivalents at end of period             $        36.6    $        22.6
                                                       =============    =============

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 28, 1997 and the results of operations for the three and six-month periods ended June 28, 1997 and June 29, 1996 and cash flows for the six months ended June 28, 1997 and June 29, 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1996 Annual Report on Form 10-K.

The Board of Directors of the Company approved on December 5, 1996 a change to a fiscal year ending on the Saturday closest to December 31 from a calendar year. Fiscal 1996 ended on December 28, 1996 and fiscal 1997 will end January 3, 1998 and will be a 53-week year.

2.  Earnings per Share

Earnings per share information has been omitted from the accompanying consolidated statements of operation for the three and six months ended June 29, 1996, since the Company was not a separate entity with its own capital structure until October 12, 1996. See Note 4 with respect to pro forma earnings per share. Earnings per share are calculated by dividing net income (loss) by the weighted average shares outstanding, which included common stock equivalents.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share. The table that follows shows pro forma calculated earnings per share in accordance with SFAS No. 128.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)


2.  Earnings per Share (Continued)

                                                      Pro forma
                                       -----------------------------------------
                                        Three Months Ended    Six Months Ended
                                          June 28, 1997         June 28, 1997
                                       -------------------   -------------------
Basic EPS Computation
Numerator:
   Net Income                          $              15.1   $              20.1
                                       ===================   ===================
Denominator:
   Average common shares outstanding            30,323,009            30,434,925
                                       ===================   ===================
Basic EPS                              $              0.50   $              0.66
                                       ===================   ===================
Diluted EPS computation
Numerator:
   Net Income                          $              15.1   $              20.1
                                       ===================   ===================
Denominator:
   Average common shares outstanding            30,323,009            30,434,925
   Dilutive effect of stock options                 69,827                67,928
                                       -------------------   -------------------
       Total shares                             30,392,836            30,502,853
                                       ===================   ===================
Diluted EPS                            $              0.50   $              0.66
                                       ===================   ===================

3.  Supplemental Cash Flow Information

                                                   Six Months Ended
                                          -----------------------------
                                          June 28, 1997   June 29, 1996
                                          -------------   -------------

Cash paid for income taxes                       $4.7           $12.6
Cash paid for interest                           $0.9           $ 0.4

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

4.  Pro Forma Statements of Operations

The following table represents a comparison of the Company's actual results for the three and six month periods ended June 28, 1997 and pro forma consolidated condensed statements of operations for the three and six-month periods ended June 29, 1996. Pro forma results assume that the Distribution and related transactions and events occurred as of the beginning of 1996. Pro forma financial information is presented for informational purposes only and may not reflect the future results of the Company or what the results would have been had the Company been operated as a separate company.

                                             Three Months Ended         Six Months Ended
                                           ----------------------    ----------------------
                                            June 28,     June 29,     June 28,     June 29,
                                              1997         1996         1997         1996
                                             Actual     Pro forma      Actual     Pro forma
                                           ---------    ---------    ---------    ---------
Net sales                                  $   426.0    $   419.0    $   802.9    $   755.9
Cost of sales                                  289.4        280.9        559.9        524.2
                                           ---------    ---------    ---------    ---------
Gross profit                                   136.6        138.1        243.0        231.7
Store operating, selling, general and
   administrative expenses                      89.2         90.0        180.6        176.9
Depreciation and amortization                    7.8          5.9         15.4         11.6
                                           ---------    ---------    ---------    ---------
Operating profit                                39.6         42.2         47.0         43.2
Interest income, net                             0.2          0.0          1.6          0.0
                                           ---------    ---------    ---------    ---------
Income from continuing operations before        39.8         42.2         48.6         43.2
   income taxes and minority interests
Provision for income taxes                      13.0         12.8         16.0         12.7
                                           ---------    ---------    ---------    ---------
Income from continuing operations before
   minority interests                           26.8         29.4         32.6         30.5
Minority interests in net income                11.7         11.5         12.5         11.7
                                           ---------    ---------    ---------    ---------
Income from continuing operations          $    15.1    $    17.9    $    20.1    $    18.8
                                           =========    =========    =========    =========
Weighted average shares outstanding
     (in millions)                              30.4         30.6         30.5         30.6
                                           =========    =========    =========    =========
Earnings per share
                                           $    0.50    $    0.58    $    0.66    $    0.61
                                           =========    =========    =========    =========

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

4.  Pro Forma Statements of Operations (Continued)

c) The net change in provision for income taxes. The pro forma adjustments were tax effected at 39%, which approximates the Company's blended statutory rate.

d) Pro forma earnings per common share assumes that the common stock issued on the distribution date had been issued at the beginning of 1996 after giving effect to common stock equivalents arising from deferred stock awards.

5.  Purchase of Treasury Stock

In May of 1997, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 10% of its common shares outstanding, or approximately 3,050,000 shares, in the open market during 1997. As of June 28, 1997, the Company had purchased 1,473,900 shares of its stock in the open market at an average price of $23.02 per share for an aggregate purchase amount of $33.9 million. The treasury shares may be issued upon the exercise of employee stock options and for other compensation programs utilizing the Company's stock.

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

Prior to the Distribution, Meldisco, Footaction and Thom McAn were operated as part of Melville. The historical financial information presented herein reflects periods during which the Company did not operate as a separate company, and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been a stand-alone public company during the reporting periods, and are not necessarily indicative of the company's future operating results or financial condition. On June 3, 1996, Melville announced the discontinuance of the Thom McAn segment. Accordingly, the results of operations for the Thom McAn segment have been classified as discontinued operations for all periods presented. In connection with the discontinuation of Thom McAn, the Company recorded a pre-tax charge of approximately $85.0 million in the first quarter of 1996. The charge primarily related to operating losses to be incurred during the wind-down period, lease settlement costs, asset write-offs and severance costs.

                                    Three Months Ended       Six Months Ended
                                    -------------------     ------------------
                                    June 28,    June 29,    June 28,   June 29,
($ in millions)                       1997        1996        1997       1996
                                    -------     -------     -------    -------

Company:
Net Sales                           $ 426.0     $ 419.0     $ 802.9    $ 755.9
Net sales % change from prior year      1.7%       (0.7%)       6.2%       1.1%
Same store sales % change              (2.8%)      (1.0%)       1.0%       1.5%

Meldisco:
Net Sales                           $ 301.7     $ 308.7     $ 540.9    $ 535.5
Net sales % change from prior year     (2.3%)      (5.5%)       1.0%      (5.9%)
Same store sales % change              (2.0%)      (4.6%)       0.8%      (4.4%)
% of consolidated net sales            70.8%       73.7%       67.4%      70.8%

Footaction:
Net Sales                           $ 124.3     $ 110.3     $ 262.0    $ 220.4
Net sales % change from prior year     12.7%       15.9%       18.9%      23.5%
Same store sales % change              (5.2%)      11.6%        1.6%      20.7%
% of consolidated net sales            29.2%       26.3%       32.6%      29.2%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales for the second quarter ended June 28, 1997, were $426.0 million, an increase of 1.7% from net sales of $419.0 million for the second quarter of 1996. Sales for the second quarter of 1997 were affected by a shift in the retail calendar from 1996. The week immediately preceding Easter was included in the first quarter this year, but in the second quarter in 1996. Partially because of this shift, same store sales for the fiscal quarter on a consolidated basis declined 2.8%, with Meldisco and Footaction posting same store sales decreases of 2.0% and 5.2%, respectively. Also contributing to the decline in same store sales was a cooler Spring which hurt seasonal business, weak product demand for athletic footwear and apparel.

Net sales for the six months ended June 28, 1997 were $802.9 million, an increase of 6.2% from net sales of $755.9 million for the 1996 comparable period. Same store sales for the six months increased by 1.0% compared to the same six months in 1996. Footaction posted an 18.9% sales increase over the prior year driven by a solid merchandise assortment, a 26.0% increase in square footage and a 1.6% increase in comparable store sales. Meldisco showed a 1.0% sales increase and a 0.8% gain in same store sales over last year's comparable six-month period.

Cost of Sales and Expenses

                                                Three Months Ended    Pro Forma
                                               --------------------   ---------
                                               June 28,    June 29,    June 29,
(As a percent of net sales)                      1997        1996        1996
                                               --------    --------    --------

Cost of sales                                     67.9%       67.0%       67.0%
Store operating, selling, general and
   administrative expenses*                       20.9%       20.7%       21.5%
Depreciation and amortization                      1.8%        1.4%        1.4%




                                                 Six Months Ended     Pro Forma
                                               --------------------   ---------
                                               June 28,    June 29,    June 29,
(As a percent of net sales)                      1997        1996        1996
                                               --------    --------    --------

Cost of sales                                     69.7%       69.3%       69.3%
Store operating, selling, general and
   administrative expenses*                       22.5%       22.6%       23.4%
Depreciation and amortization                      1.9%        1.5%        1.5%

-----------
*    Includes allocations from Melville for 1996.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Sales

Cost of sales for the second quarter of 1997 increased 90 basis points from the corresponding prior-year period. Both divisions experienced lower gross margins in the second quarter of 1997. The contributing factors were higher delivery costs due to increased shipping volumes at both divisions, higher markdowns driven by increased promotional activity at Meldisco, and higher occupancy costs at Footaction.

Cost of sales for the six months ended June 28, 1997 increased 40 basis points from the comparable 1996 period. The increase in cost of sales is due to higher delivery expense from increased shipping volume at both divisions and higher markdowns at Footaction offset in part by higher initial margins at Meldisco.

Store Operating, Selling, General and Administrative Expenses

On a pro forma basis, store operating, selling, general and administrative expenses as a percentage of sales for the second quarter and six months ended June 28, 1997 were 60 basis points and 90 basis points, respectively, below the comparable periods of 1996. This is due to lower administrative costs resulting from outsourcing of information systems and other cost savings initiatives implemented by the Company including contract renegotiations and staff reorganization.

Store operating, selling, general and administrative expenses were 10 basis points lower in the first six months of 1997 as compared to the same period the prior year. Lower administrative costs resulted from outsourcing of information systems and reduced payroll costs. This was partially offset by the cost incurred relating to the addition of functional areas required to support a stand-alone public company.

Administrative costs were lower from the outsourcing of information systems and reduced payroll costs. Also, stricter control of expenses in 1997 contributed to the lower percentages compared to 1996. Store operating, selling, general and administrative expenses were 20 basis points higher in the second quarter of 1997 as compared to the same period the prior year. The second quarter of 1997 includes costs incurred relating to the addition of functional areas required to support a stand-alone public company, which were not incurred in 1996. This was partially offset by lower administrative costs resulting from outsourcing of information systems and other costs savings initiatives implemented by the Company including contract renegotiations and staff reorganizations.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Profit

                              Three Months Ended               Pro Forma
                     -----------------------------------    ----------------
($ in millions)        June 28, 1997      June 29, 1996       June 29, 1996
                     ----------------    ---------------    ----------------

Meldisco             $ 33.3      11.0%   $ 37.2     12.1%   $ 37.2      12.1%
Footaction              8.3       6.7%      8.1      7.3%      8.1       7.3%
Corporate              (2.0)     --        --       --        (3.1)     --
                     ------    ------    ------   ------    ------    ------
      Total          $ 39.6       9.3%   $ 45.3     10.8%   $ 42.2      10.1%
                     ======    ======    ======   ======    ======    ======

                               Six Months Ended                Pro Forma
                     -----------------------------------    ----------------
($ in millions)        June 28, 1997      June 29, 1996       June 29, 1996
                     ----------------    ---------------    ----------------

Meldisco             $ 34.9       6.5%   $ 36.4      6.8%   $ 36.4       6.8%
Footaction             16.4       6.3%     13.1      5.9%     13.1       5.9%
Corporate              (4.3)     --        --       --        (6.3)     --
                     ------    ------    ------   ------    ------    ------
      Total          $ 47.0       5.9%   $ 49.5      6.6%   $ 43.2       5.7%
                     ======    ======    ======   ======    ======    ======

Operating profit for the second quarter ended June 28, 1997 decreased from the historical and pro forma first quarter of 1996. This decline can be attributed to the Easter week shift and higher promotional activity at both divisions and decline in comps due to cooler spring and weak demand of athletic footwear and apparel.

Operating profit for the six months ended June 28, 1997 decreased from the historical six months of 1996, due to the costs incurred in 1997 relating to the addition of functional areas required to support a stand-alone public company, offset in part by increased sales and the ability to leverage fixed costs. Operating profit for the six months ended June 28, 1997 increased when compared to pro forma 1996, due to increased sales and the leveraging of fixed costs.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT' S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

At June 28, 1997, the Company's cash balance was $36.6 million. This includes $27.6 million in short-term investments with maturities of less than three months. Current assets at June 28, 1997 were lower as compared to December 28, 1996 partially due to the decrease in cash attributable to the repurchase of $33.9 million of the Company's stock, capital expenditures, payments relating to the discontinuance of Thom McAn and other working capital requirements, particularly the increase in inventories. The decrease in current liabilities at June 28, 1997 compared to December 28, 1996 was due to the reduction of income taxes payable and accrued expenses partially offset by the increase in accounts payable associated with the inventory buildup and the Company's new funds transfer program.

Effective March 1, 1997, the Company established the funds transfer program whereby payment for merchandise can be effected by wire transfer of funds rather than through letters of credit.

In June, the Company reduced the revolving credit facility (the "Credit Facility") from $425 million to $300 million. As of June 28, 1997, there had been no direct borrowings under the Credit Facility and $28.7 million in letters of credit were outstanding under the Credit Facility. The company's Credit facility contains various operating covenants which among other things, impose certain limitations on the company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payment. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow, fixed charge coverage and leverage.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and the $300 million unsecured revolving Credit Facility, will be adequate to fund its operating expenses, working capital needs, capital expenditures, and the cash needs associated with the discontinuance of Thom McAn. The Company's current borrowing capacity is sufficient to take advantage of growth and investment opportunities.

Capital expenditures for the six months ended June 28, 1997 were $34.9 million and are in line with the Company's planned expenditures for all of 1997. These expenditures relate primarily to the opening, remodeling, relocation or expansion of Footaction stores and the investments in strategic management information systems.

The Company expects that it will retain most of its available funds for operation and expansion of its business, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco distributes annually to Kmart, a portion of profits

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

representing Kmart's minority interest in the Meldisco Subsidiaries. In March 1997, the Company paid $35.9 million in dividends representing Kmart's minority interests for fiscal year 1996.

Forward-Looking Statements

This Report on Form 10-Q and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as any of the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should" or "anticipates" or similar statements or the negative thereof or other variations thereof. Such forward-looking statements include, without limitation, statements made as to cost savings, the impact of the discontinuation of Thom McAn, improvements in infrastructure, distribution and replenishment systems and operating efficiencies, business strategy, sales and earnings growth, and expansion plans and projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report and any documents incorporated by reference as well as information contained under the caption "Rick Factors" in the Form 10/A filed by the Company on September 25, 1996 with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized.

                         REVIEW BY INDEPENDENT AUDITORS

The June 28, 1997 and June 29, 1996 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of June 28, 1997 and the related consolidated condensed statements of operations for the three and six-month periods ended June 28, 1997 and June 29, 1996, respectively and the consolidated cash flows for the six-month periods ended June 28, 1997 and June 29, 1996, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

                                                     /s/KPMG Peat Marwick LLP

New York, New York
July 17, 1997

                          Part II. - OTHER INFORMATION

Item 4 - Results of Votes of Security Holders

On May 20, 1997, the Company held its annual meeting of stockholders. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. Of the 26,028,176 shares voted, at least 25,911,276 shares voted for each of these directors.

The proposal to approve the 1996 Incentive Compensation Plan set forth in the proxy statement was approved by the stockholders with 23,793,382 shares voting for such proposal, 1,714,359 voting against and 520,435 shares abstaining.

The proposal to approve the Associated Stock Purchase Plan set forth in the proxy statement was approved by the stockholders with 24,831,453 shares voting for such proposal, 709,877 voting against and 486,846 share abstaining.

The proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's Auditors was approved by the stockholders with 25,939,910 shares voting for such proposal, 14,369 voting against and 73,897 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

     a)   EXHIBIT INDEX

     Exhibit
     -------

          3.1 Amended and Restated Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3.1 to the Registrant's Form 10/A information statement dated September 16, 1996.)

          3.2 Amended and Restated Bylaws of the Registrant. (Incorporated by Reference to Exhibit 3.2 to the Registrant's Form 10/A information statement dated September 26, 1996.)

          11   Earnings Per Share

          15   Accountants Acknowledgment

          27   Financial Data Schedule

     b)   Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOOTSTAR, INC.
                                         (REGISTRANT)


                                      /S/ CARLOS E. ALBERINI
                                      ----------------------
                                        Carlos E. Alberini
                                        Senior Vice President and
                                        Chief Financial Officer
Date:  August 4, 1997