Form 10-Q
period 1997-09-27
FOOTSTAR INC
filed 1997-11-12
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  September 27, 1997

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

                                           Yes   _X_           No ___

Number of shares outstanding of the issuer's Common Stock:

                Class                         Outstanding as of October 16, 1997
                -----                         ----------------------------------

    Common Stock, $.01 par value                         28,311,441

                                     INDEX

Part I. - Financial Information                                       Page No.
                                                                      --------

    Consolidated Condensed Statements of Operations -
       Three and Nine Months Ended September 27, 1997 and
       September 28, 1996                                                3

    Consolidated Condensed Balance Sheets -
       September 27, 1997 and December 28, 1996                          4

    Consolidated Condensed Statements of Cash Flows -
       For Nine Months Ended September 27, 1997
       and September 28, 1996                                            5

    Notes to Consolidated Condensed Financial Statements                 6 - 11

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     12 - 17

    Review by Independent Auditors                                       18

    Exhibit 1 - Independent Auditors' Review Report                      19

Part II. - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                       20

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in millions, except per share data)

                                                               Three Months Ended                  Nine Months Ended
                                                          --------------------------           --------------------------
                                                          Sept. 27,        Sept. 28,           Sept. 27,        Sept. 28,
                                                            1997             1996                1997             1996
                                                          ---------        ---------           ---------        ---------

Net sales                                                  $464.0           $432.7             $1,266.9         $1,188.6
Cost of sales                                               321.9            297.6                881.8            821.8
                                                           ------           ------             --------         --------
Gross profit                                                142.1            135.1                385.1            366.8
Store operating, selling, general and
    administrative expenses                                  96.5             92.8                277.1            263.4
Depreciation and amortization                                 8.1              6.7                 23.5             18.3
                                                           ------           ------             --------         --------
Operating profit                                             37.5             35.6                 84.5             85.1
Interest (expense) income, net                               (0.2)             4.7                  1.4             14.0
                                                           ------           ------             --------         --------
Income from continuing operations before income
     taxes and minority interests                            37.3             40.3                 85.9             99.1
Provision for income taxes                                   12.3             13.7                 28.3             32.5
                                                           ------           ------             --------         --------
Income from continuing operations before
     minority interests                                      25.0             26.6                 57.6             66.6
Minority interests in net income                              6.2              7.6                 18.7             19.3
                                                           ------           ------             --------         --------
Income from continuing operations                            18.8             19.0                 38.9             47.3
Income (loss) from discontinued operations, net
    of income tax benefit of $30.3                            --               --                   --             (52.8)
                                                           ------           ------             --------         --------
Net income (loss)                                          $ 18.8           $ 19.0             $   38.9         $   (5.5)
                                                           ======           ======             ========         ========

Weighted average shares outstanding
    (in millions)                                            28.5                                  29.8
                                                           ======                              ========
Earnings per share                                         $ 0.66                              $   1.30
                                                           ======                              ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)



                                                     September 27,  December 28,
                                                         1997          1996
                                                      (Unaudited)    (Audited)
                                                      -----------    ---------
  ASSETS
  Current Assets:
       Cash and cash equivalents                       $  36.9          $164.6
       Accounts receivable, net                           48.7            77.7
       Inventories                                       353.9           281.9
       Prepaid expenses and other
          current assets                                  51.9            59.9
                                                        ------          ------
  Total current assets                                   491.4           584.1
       Property and equipment, net                       218.8           197.0
       Deferred charges and other
          non-current assets                              43.6            47.6
                                                        ------          ------
  Total assets                                          $753.8          $828.7
                                                        ======          ======

  LIABILITIES and SHAREHOLDERS' EQUITY
  Current Liabilities:
       Accounts payable                                 $ 93.2          $ 79.8
       Accrued expenses                                  165.7           215.6
       Income taxes payable                               23.2            29.3
                                                        ------          ------
  Total current liabilities                              282.1           324.7
       Other long-term liabilities                        50.6            55.2
       Minority interests in subsidiaries                 47.9            65.0
                                                        ------          ------
  Total liabilities                                      380.6           444.6
                                                        ------          ------
  Shareholders' equity:
       Common stock $.0l par value: 100,000,000
          shares authorized, 30,546,841
          and 30,533,883 shares
          issued and outstanding                           0.3             0.3
       Additional paid-in capital                        331.2           327.2
       Treasury stock: 2,235,400 shares
          and 0 shares at cost                           (52.8)             --
       Unearned compensation                              (3.8)           (3.4)
       Equity adjustment from foreign currency
           translation                                    (0.5)           (0.4)
       Retained earnings                                  98.8            60.4
                                                        ------          ------
  Total shareholders' equity                             373.2           384.1
                                                        ------          ------
  Total liabilities and shareholders' equity            $753.8          $828.7
                                                        ======          ======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                            Nine Months Ended
                                                            -----------------
                                                           Sept. 27,   Sept. 28,
                                                             1997        1996
                                                           ---------   ---------

  Net cash provided by operating activities                  $9.2         $61.7
                                                            -----         -----
  Cash flows (used in) investing activities:
       Additions to property and equipment                  (49.7)        (36.6)
       Proceeds from the sale or disposal of property
          and equipment                                        --           3.4
                                                            -----         -----
       Net cash used in investing activities                (49.7)        (33.2)
                                                            -----         -----

  Cash flows (used in) provided by  financing
      activities:
       Dividends paid to minority interests                 (35.9)        (63.8)
       Decrease in due from parent and other divisions         --          33.2
       Treasury stock acquired                              (52.8)           --
       Other                                                  1.5            --
                                                            -----         -----
       Net cash used in financing
          activities                                        (87.2)        (30.6)
                                                            -----         -----

  Net decrease in cash and cash equivalents                (127.7)         (2.1)

  Cash and cash equivalents at beginning of period          164.6          26.3
                                                            -----         -----

  Cash and cash equivalents at end of period                $36.9         $24.2
                                                            =====         =====

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

Footstar, Inc. (the "Company") became and independent company after the Board of Directors of Melville Corporation ("Melville") approved the spin-off of its footwear operations. The spin-off was completed with the distribution (the "Distribution") on October 12, 1996 to the Melville shareholders of Record on October 2, 1996 of all the shares of the Company.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 27, 1997 and the results of operations for the three and nine-month periods ended September 27, 1997 and September 28, 1996 and cash flows for the nine months ended September 27, 1997 and September 28, 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1996 Annual Report on Form 10-K. Certain reclassifications have been made to the consolidated financial statements to conform to the 1997 presentations.

The Board of Directors of the Company approved on December 5, 1996 a change to a fiscal year ending on the Saturday closest to December 31 from a calendar year. Fiscal 1996 ended on December 28, 1996 and fiscal 1997 will end January 3, 1998 and will be a 53-week year.

2.  Earnings per Share

Earnings per share information has been omitted from the accompanying consolidated statements of operation for the three and nine months ended September 28, 1996, since the Company was not a separate entity with its own capital structure until October 12, 1996. See Note 4 with respect to pro forma earnings per share. Earnings per share are calculated by dividing net income
(loss) by the weighted average shares outstanding, which includes common stock equivalents.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements for periods ending after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share. The table that follows shows pro forma earnings per share calculated in accordance with SFAS No. 128.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

2.  Earnings per Share (Continued)

                                                      Pro forma
                                       ----------------------------------------
                                       Three Months Ended    Nine Months Ended
                                       September 27, 1997    September 27, 1997
                                       ------------------    ------------------

  Basic EPS Computation
  Numerator:
      Net Income                                 $18.8                $38.9
                                            ==========           ==========
  Denominator:
      Average common shares
        outstanding                         28,384,855           29,751,521
                                            ==========           ==========

  Basic EPS                                      $0.66                $1.31
                                            ==========           ==========

  Diluted EPS computation
  Numerator:
      Net Income                                 $18.8                $38.9
                                            ==========           ==========
  Denominator:
      Average common shares
         outstanding                        28,384,855           29,751,521
      Dilutive effect of
         stock options                          91,710               78,946
                                            ----------           ----------
          Total shares                      28,476,565           29,830,467
                                            ==========           ==========

  Diluted EPS                                    $0.66                $1.30
                                            ==========           ==========



3.  Supplemental Cash Flow Information

                                                     Nine Months Ended
                                           -------------------------------------
                                            Sept. 27, 1997       Sept. 28, 1996
                                           ----------------      ---------------

  Cash paid for income taxes                     $10.8                $15.1
  Cash paid for interest                         $ 1.5                $ 0.4

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

4.  Pro Forma Statements of Operations

The following tables represent a comparison of the Company's actual results for the three and nine month periods ended September 27, 1997 and pro forma consolidated condensed statements of operations for the three and nine-month periods ended September 28, 1996. Pro forma results assume that the Distribution and related transactions and events occurred as of the beginning of 1996. Pro forma financial information is presented for informational purposes only and may not reflect the future results of the Company or what the results would have been had the Company been operated as a separate company.


                                                                                     Three Months Ended
                                                             ---------------------------------------------------------------------
                                                               Sept. 27,
                                                                1997                           September 28, 1996
                                                             ------------       --------------------------------------------------
                                                               Actual            Pro forma         Adjustment          Historical
                                                             ------------       ----------         ----------         ------------

Net sales                                                      $464.0             $432.7            $ --                $432.7
Cost of sales                                                   321.9              297.6              --                 297.6
                                                               ------             ------            -----               ------
Gross profit                                                    142.1              135.1              --                 135.1
Store operating, selling, general and
   administrative expenses                                       96.5               94.4              1.6(1)              92.8
Depreciation and amortization                                     8.1                6.7              6.7
                                                               ------             ------            -----               ------
Operating profit                                                 37.5               34.0             (1.6)                35.6
Interest (expense) income, net                                   (0.2)               0.0             (4.7)(2)              4.7
                                                               ------             ------            -----               ------
Income from continuing operations before
   income taxes and minority interests                           37.3               34.0             (6.3)                40.3
Provision for income taxes                                       12.3               11.2             (2.5)(3)             13.7
                                                               ------             ------            -----               ------
Income from continuing operations before
   minority interests                                            25.0               22.8             (3.8)                26.6
Minority interests in net income                                  6.2                7.6              --                   7.6
                                                               ------             ------            -----               ------
Income from continuing operations                              $ 18.8             $ 15.2            $(3.8)              $ 19.0
                                                               ======             ======            =====               ======

Weighted average shares outstanding
     (in millions)(4)                                            28.5               30.6
                                                               ======             ======
Earnings per share                                             $ 0.66             $ 0.49
                                                               ======             ======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)


                                                                                    Three Months Ended
                                                             ---------------------------------------------------------------------
                                                               Sept. 27,
                                                                1997                           September 28, 1996
                                                             ------------       --------------------------------------------------
                                                               Actual            Pro forma         Adjustment          Historical
                                                             ------------       ----------         ----------         ------------

  Net sales                                                     $1,266.9          $1,188.6             $  --            $1,188.6
  Cost of sales                                                    881.8             821.8                --               821.8
                                                                --------          --------             ------           --------
  Gross profit                                                     385.1             366.8                --               366.8
  Store operating, selling, general and
     administrative expenses                                       277.1             271.3                7.9(1)           263.4
  Depreciation and amortization                                     23.5              18.3                --                18.3
                                                                --------          --------             ------           --------
  Operating profit                                                  84.5              77.2               (7.9)              85.1
  Interest (expense) income, net                                     1.4               0.0              (14.0)(2)           14.0
                                                                --------          --------             ------           --------
  Income from continuing operations before
     income taxes and minority interests                            85.9              77.2              (21.9)              99.1
  Provision for income taxes                                        28.3              24.0               (8.5)(3)           32.5
                                                                --------          --------             ------           --------
  Income from continuing operations before
     minority interests                                             57.6              53.2              (13.4)              66.6
  Minority interests in net income                                  18.7              19.3                --                19.3
                                                                --------          --------             ------           --------
  Income from continuing operations                             $   38.9          $   33.9             $(13.4)          $   47.3
                                                                ========          ========             ======           ========

  Weighted average shares outstanding
       (in millions)(4)                                             29.8              30.6
                                                                ========          ========
  Earnings per share                                            $   1.30          $   1.10
                                                                ========          ========

The pro forma results have been derived from the historical financial results and principally reflect the following:

(1) To record the elimination of Melville expense allocations and the net increase in overhead. This increae consists of the following:

                                                       September 28, 1996
                                               --------------------------------
                                               Three Months         Nine Months
                                               ------------         -----------
  Elimination of Melville expense
     allocations                                  $(1.4)               $(4.1)
  Stand-alone overhead costs                        3.0                 12.0
                                                  -----                -----
              Net increase                          1.6                  7.9
                                                  =====                =====

  The Melville expense allocations consist
     of the following:
  Cost of Employee Stock Ownership Plan           $ 0.9                $ 2.6
  Corporate administrative costs                    0.5                  1.5
                                                  -----                -----
                                                  $ 1.4                $ 4.1
                                                  =====                =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

The stand-alone overhead costs relate primarily to incremental salary and related costs of corporate management, financing fees and other costs associated with being a stand-alone public company.

(2) To eliminate net interest income relating to intercompany balances. The net interest income on the intercompany account balance was calculated on a daily basis utilizing the Treasury Repurchase Agreement rate for overnight investments.

(3) To record the net change in the provision for income taxes to reflect the pro forma adjustments. The effective tax rate utilized was 39%, which approximates the Company's blended statutory rate.

(4) The weighted average number of common shares outstanding reflects (i) the Distribution ratio times (ii) the number of shares of Melville Common Stock outstanding as of August 31, 1996 plus shares of deferred stock and stock units to be granted as of the Distribution pursuant to the Company's 1996 Incentive Compensation Plan and 1996 Non-Employee Director Stock Plan.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.  Purchase of Treasury Stock

In May of 1997, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 10% of its common shares outstanding, or approximately 3,050,000 shares, in the open market during 1997. As of September 27, 1997, the Company had purchased 2,235,400 shares of its stock in the open market at an average price of $23.60 per share for an aggregate purchase amount of $52.8 million. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this report.

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


                                                        Three Months Ended                          Nine Months Ended
                                                ------------------------------------       -------------------------------------
                                                    Sept. 27,          Sept. 28,              Sept. 27,            Sept. 28,
  ($ in millions)                                     1997                1996                  1997                 1996
                                                ---------------     ----------------       ----------------     ----------------
  Company:
  Net Sales                                          $464.0              $432.7               $1,266.9             $1,188.6
  Net sales % change from prior year                    7.2%                4.9%                   6.6%                 2.5%
  Same store sales % change                             0.6%                3.4%                   0.9%                 2.2%

  Meldisco:
  Net Sales                                          $293.2              $285.4                 $834.1               $820.9
  Net sales % change from prior year                    2.7%               (1.5%)                  1.6%                (4.4%)
  Same store sales % change                             3.1%               (1.7%)                  1.6%                (3.5%)
  % of consolidated net sales                          63.2%               66.0%                  65.8%                 69.1%

  Footaction:
  Net Sales                                          $170.8              $147.3                 $432.8                $367.7
  Net sales % change from prior year                   16.0%               20.0%                  17.7%                 22.1%
  Same store sales % change                            (4.6%)              15.9%                  (0.9%)                18.7%
  % of consolidated net sales                          36.8%               34.0%                  34.2%                 30.9%


                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter ended September 27, 1997, were $464.0 million, an increase of 7.2% from net sales of $432.7 million for the third quarter of 1996 with a same store sales increase of 0.6%. Meldisco posted a same store sales increase of 3.1%. The back-to-school selling season was strong, fueled by successful promotional activity, the continued solid performance of our women's Cobbie Cuddlers line introduced in 1996, and increased sales in the newly remodeled Big Kmart stores. Footaction posted a same store sales decline of 4.6% due to weak demand for athletic footwear and apparel, particularly in the basketball and cross training categories.

Net sales for the nine months ended September 27, 1997 were $1,266.9 million, an increase of 6.6% from net sales of $1,188.6 million for the 1996 comparable period. Same store sales for the nine months increased by 0.9%. For the nine month period, Footaction posted an 17.7% sales increase over the prior year driven by a solid merchandise assortment, a 35.8% increase in square footage and a 0.9% decrease in comparable store sales. Meldisco showed a 1.6% sales increase and a 1.6% gain in same store sales over last year's comparable nine-month period.

Cost of Sales and Expenses


                                                     Three Months Ended                Pro Forma
                                              ---------------------------------       ----------
                                               Sept. 27,            Sept. 28,          Sept. 28,
  (As a percent of net sales)                    1997                 1996               1996
                                              ----------          -------------       ----------

  Cost of sales                                  69.4%                68.8%              68.8%
  Store operating, selling, general and
       administrative expenses*                  20.8%                21.4%              21.8%
  Depreciation and amortization                   1.7%                 1.5%               1.5%


                                                      Nine Months Ended               Pro Forma
                                              ---------------------------------       ----------
                                               Sept. 27,            Sept. 28,          Sept. 28,
  (As a percent of net sales)                    1997                 1996               1996
                                              ----------          -------------       ----------

  Cost of sales                                  69.6%                69.1%              69.1%
  Store operating, selling, general and
       administrative expenses*                  21.9%                22.2%              22.8%
  Depreciation and amortization                   1.9%                 1.5%               1.5%


----------
*  Includes allocations from Melville for 1996.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Sales

Cost of sales for the third quarter and first nine months of 1997 increased 60 and 50 basis points respectively, from the corresponding prior-year periods. Both divisions experienced lower gross margins in 1997. The contributing factors were higher delivery costs due to increased shipping volumes at both divisions, higher markdowns driven by increased promotional activity at Meldisco, and higher occupancy costs at Footaction, due to lower sales productivity.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses were 60 basis points lower in the third quarter of 1997 as compared to the same period for the prior year. Administrative costs were lower from the outsourcing of information systems and reduced payroll costs. Stricter expense control contributed to the lower percentages in 1997 compared to 1996.


Store operating, selling, general and administrative expenses were 30 basis points lower in the first nine months of 1997 as compared to the same period for the prior year. Lower administrative costs resulted from outsourcing of information systems and other costs savings initiatives implemented by the Company including contract renegotiations and staff reorganizations. This was partially offset by the cost incurred relating to the addition of functional areas required to support a stand-alone public company.


On a pro forma basis, store operating, selling, general and administrative expenses as a percentage of sales for the third quarter and nine months ended September 27, 1997 were 100 basis points and 90 basis points, respectively, below the comparable periods of 1996. This is due to lower administrative costs resulting from outsourcing of information systems and other costs savings initiatives implemented by the Company including contract renegotiations and staff reorganizations. The costs incurred to support the Company as a stand alone public company are lower than projected due to open positions as well as tight expense control.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Profit


                                                Three Months Ended                                     Pro Forma
                           -------------------------------------------------------------       --------------------------------
  ($ in millions)              September 27, 1997               September 28, 1996                  September 28, 1996
                           -------------------------      ----------------------------       --------------------------------
  Meldisco                     $21.3           7.3%            $20.3             7.1%             $20.3               7.1%
  Footaction                    18.2          10.7%             16.8            11.4%              16.8              11.4%
  General Corporate
     Expenses                   (2.0)           --              (1.5)             --               (3.1)               --
                               -----           ---             -----             ---              -----               ---
        Total                  $37.5           8.1%            $35.6             8.2%             $34.0               7.9%
                               =====           ===             =====             ===              =====               ===


                                                Nine Months Ended                                         Pro Forma
                           -------------------------------------------------------------       --------------------------------
  ($ in millions)              September 27, 1997               September 28, 1996                  September 28, 1996
                           -------------------------      ----------------------------       --------------------------------
  Meldisco                     $56.2           6.7%            $56.7             6.9%             $56.7               6.9%
  Footaction                    34.6           8.0%             29.9             8.1%              29.9               8.1%
  General Corporate
     Expenses                   (6.3)           --              (1.5)             --               (9.4)               --
                               -----           ---             -----             ---              -----               ---
        Total                  $84.5           6.7%            $85.1             7.2%             $77.2               6.5%
                               =====           ===             =====             ===              =====               ===

Operating profit for the third quarter ended September 27, 1997 increased from both the historical and pro forma third quarter totals for 1996. This increase can be attributed to higher sales and tighter controls of administrative expenses offset in part by increased promotional activity which lowered the gross profit margin.

Operating profit for the nine months ended September 27, 1997 decreased from the historical nine months of 1996, due primarily to the additional costs incurred in 1997 for functional areas required to support a stand-alone public company, offset in part by increased sales and the ability to leverage fixed costs. Operating profit for the nine months ended September 27, 1997 increased when compared to pro forma 1996, due to increased sales, the leveraging of fixed store operating costs and lower administrative costs related to the stand-alone operation of the Company.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

At September 27, 1997, the Company's cash balance was $36.9 million. This includes $29.0 million in short-term investments with maturities of less than three months. Current assets at September 27, 1997 were lower as compared to December 28, 1996 partially due to the decrease in cash attributable to the repurchase of $52.8 million of the Company's common stock, capital expenditures, payments relating to the discontinuance of Thom McAn and other working capital requirements, including the minority interest dividend payment. The decrease in current liabilities at September 27, 1997 compared to December 28, 1996 was due to the reduction of income taxes payable and accrued expenses partially offset by the increase in accounts payable associated with the increase in inventory and float from the Company's new funds transfer program.

Effective March 1, 1997, the Company established the funds transfer program whereby payment for merchandise can be effected by wire transfer of funds closer to the time of the Company's actual receipt of goods rather than through letters of credit.

During the third quarter of 1997, the Company renegotiated its existing credit facility to lower pricing and gain other flexibilities. The renegotiated credit facility (the "Credit Facility"), which has been filed as an exhibit to this report, provides for $300 million in unsecured revolving credit. As of September 27, 1997, there were no direct borrowings or letters of credit outstanding under the Credit Facility. Interest on all borrowings is determined based upon several alternative rates set forth in the Credit Facility.

The Company's Credit Facility contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow and fixed charge coverage. The Credit Facility may be prepaid or retired by the Company without penalty prior to the maturity date of September 18, 2000. The Company was in compliance with its loan covenants as of September 27, 1997.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company currently believes that its current cash, together with cash generated from operations and the Credit Facility, for the foreseable future will be adequate to fund its operating expenses, working capital needs, capital expenditures and the cash needs associated with the discontinuance of Thom McAn.

Capital expenditures for the nine months ended September 27, 1997 were $49.7 million and were in line with the Company's planned expenditures for the nine month period. These expenditures relate primarily to the opening, remodeling, relocation or expansion of Footaction stores and the investments in strategic management information systems.

The Company expects that it will retain most of its available funds for operation and expansion of its business, and does not anticipate paying any cash dividends to shareholders in the foreseeable future.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under its arrangement with Kmart, the Company distributes annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco subsidiaries which are partially owned by Kmart. In March 1997, $35.9 million in dividends were paid to Kmart representing minority interest for fiscal year 1996.

Forward-Looking Statements

This Report on Form 10-Q and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as any of the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should" or "anticipates" or similar statements or the negative thereof or other variations thereof. Such forward-looking statements include, without limitation, statements made as to cost savings, the impact of the discontinuation of Thom McAn, improvements in infrastructure, distribution and replenishment systems and operating efficiencies, business strategy, sales and earnings growth, future cash and capital resource needs, and expansion plans and projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report and any documents incorporated by reference as well as information contained under the caption "Rick Factors" in the Form 10/A filed by the Company on September 26, 1996 with the Securities and Exchange Commission, as well as other filings made by the Company with the Commission, identify important factors that could cause such results, performance or achievements not to be realized, and such factors should be considered. The Company assumes no duty to update any such forward-looking statements.

                         REVIEW BY INDEPENDENT AUDITORS

The September 27, 1997 and September 28, 1996 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1

                      Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of September 27, 1997 and the related consolidated condensed statements of operations for the three and nine-month periods ended September 27, 1997 and September 28, 1996, respectively and the consolidated cash flows for the nine-month periods ended September 27, 1997 and September 28, 1996, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

New York, New York
October 16, 1997

                          Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      a)  EXHIBIT INDEX

          Exhibit

          10.6 Credit Agreement, dated as of September 18, 1997, among the banks listed therein, the Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and the Registrant.

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

                                                        FOOTSTAR, INC.
                                                        --------------
                                                         (REGISTRANT)

                                              By: /S/CARLOS E. ALBERINI
                                                  ---------------------------
                                                  Carlos E. Alberini
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date:  November 10, 1997