Form 10-K
period 1998-01-03
FOOTSTAR INC
filed 1998-04-03
CIK 1011308

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1998
                         Commission File Number 1-11681

                                 FOOTSTAR, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                          22-3439443
(State of incorporation)                       (IRS Employer Identification No.)

                933 MacArthur Boulevard, Mahwah, New Jersey 07430
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 934-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
---------------------------------------                  -----------------------
Common Stock (par value $.01 per share)                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                                     Page 1 of 2 page Cover Page

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 3, 1998 was $739,767,646.*

Number of shares outstanding of the issuer's Common Stock (par value $.01 per share) at January 3, 1998: 27,872,207

                      Documents Incorporated by Reference

1. Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998: Part I, Item 1; Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

2. Portions of the registrant's definitive Proxy Statement expected to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (Janaury 3, 1998): Part III, Items 10, 11, 12 and 13.

                           Forward-Looking Statements

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should" ,"anticipates" or similar statements or the negative thereof or other variations thereof. Such forward-looking statements include, without limitation, statements made as to future operating costs, capital expenditures, cash flow, improvements in infrastructure, distribution and replenishment systems and operating efficiencies, sales and earnings estimates or trends and expansion plans and projections. Such forward-looking statements are based on current expectations and by there nature involve known and unknown internal and external risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report and the documents incorporated by reference as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

----------
* For purposes of this calculation, only voting stock beneficially owned by directors and executive officers or members of their immediate families has been excluded. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.


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

      The Company is principally a specialty retailer conducting business in the branded athletic footwear and apparel and discount footwear segments through its Footaction and Meldisco businesses, respectively. The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 38 of the Company's Annual Report to Shareholders for the year ended January 3, 1998 and is incorporated herein by reference.

      In general, the retailing business is seasonal in nature, with peak sales periods during Easter, "Back-to-School" and the Christmas selling periods. Competition is generally based upon such factors as price, style, quality, design of product and location and design of stores.

FOOTACTION:  THE BRANDED ATHLETIC FOOTWEAR AND APPAREL BUSINESS

      Footaction, which opened its first store in 1976, is a leading mall-based specialty retailer of branded athletic footwear, apparel and related accessories. Its primary customers are 12 to 24 year olds for whom having the most up-to-date athletic footwear and apparel is an important consideration. As of January 3, 1998, Footaction operated 550 stores in 45 states and the Caribbean region. During 1997, the Company opened 82 new Footaction stores, including 49 stores converted from the discontinued Thom McAn business, and remodeled, relocated or expanded 52 existing Footaction stores.

      Footaction's stores are located predominantly in enclosed regional and neighborhood malls anchored by major department stores to take advantage of customer traffic and the shopping preferences of Footaction's target customers. Footaction has been growing significantly in recent years with 1997 sales increasing 18% to $608 million and operating profit before restructuring charges increasing 7% to $53 million. For the fiscal year ended January 3 1998, Footaction accounted for approximately 34% of the Company's net sales and approximately 31% of the Company's operating profit.

      The ability of Footaction to maintain its level of sales is dependent in part on a high volume of mall traffic and the continued popularity of mall shopping among Footaction's primary customers. Its future growth is also dependent on its ability to open new stores in desirable mall locations. Unfavorable developments with respect to any of these factors could have a material adverse effect on the Company.

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

                Approximate Percentage of Footaction's Net Sales

                                1997              1996            1995
                                ----              ----            ----

  Footwear                       78%               77%             77%
  Apparel                        16%               17%             16%
  Accessories                     6%                6%              7%
                                ---               ---             ---
                                100%              100%            100%
                                ===               ===             ===

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

      Footaction's media advertisements typically feature both Footaction and a branded product, and may include celebrity endorsements. The Company believes endorsements of athletic wear by professional athletes, celebrities and other trend setters influence purchasing patterns and preferences among Footaction's image and status-conscious target customers. A portion of the cost of such advertising is offset by co-operative advertising allowances. Footaction focuses its mass media advertising during key selling periods on core customers in the 12 to 24 year old age group.

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

      Footaction has created a preferred customer card, called the Star Card, which is designed to build a marketing database that enables Footaction to communicate directly with customers and gain more information about their buying habits. Star Card members receive customized birthday greetings, selected vendor mailings and Footaction Star magazine. The Footaction Star is a magazine/catalog combination that is mailed to Star Card holders four times a year. It is an entertaining and informative marketing tool featuring the latest in athletic footwear and apparel along with product availability dates. It also includes interviews with popular athletes who appear in current Footaction advertising campaigns, vendor profiles and other teen-relevant sports features.

      In 1997, we added a new feature with our web site at www.footaction.com, allowing customers to view the latest in athletic footwear and apparel.

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

      Within the mall-based specialty athletic footwear retail environment, Footaction's primary competitors are Woolworth Athletic, Athletes Foot and The Finish Line. Woolworth Athletic is the largest athletic footwear retailer, offering multiple formats designed to compete in this market segment including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs, Athletic Express and Going To The Game. The Finish Line competes on the basis of price, while Footaction, Woolworth Athletic and Athletes Foot are full-price retailers. Footaction believes that it differentiates itself from its competitors by offering the latest styles demanded by fashion-conscious, status-oriented consumers in an exciting shopping environment. However, there can be no assurances that in the future these or other competitors will not have a material adverse effect on the Company.

MELDISCO: THE DISCOUNT FOOTWEAR BUSINESS

      Meldisco has operated leased footwear departments in discount chains since 1961 and is the leading operator of leased footwear departments today. As of January 3, 1998, Meldisco operated leased footwear departments in 2,136 Kmart department stores, 400 PayLess Drug Stores and Thrifty Drug Stores (collectively

"Payless Thrifty Drug Stores"), and 14 Tesco department stores located in the Czech Republic, Slovakia and Hungary. In its Kmart leased footwear departments, Meldisco sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers. The majority of the shoes offered by Meldisco in its leased footwear departments are private label brands, although Meldisco also sells some brand-name merchandise at discounted prices.

      For the fiscal year ended January 3 1998, Meldisco's net sales from Kmart's operations accounted for approximately 64% of the Company's net sales and 96% of Meldisco's net sales.

      Pursuant to an agreement between the Company and Kmart Corporation ("Kmart") entered into effective July 1, 1995, and amended as of March 1996 (collectively, the "Kmart Agreement"), and an agreement between the Company and PayLess Drug Stores Northwest, Inc. dated October 10, 1988, the Company has the exclusive right to operate the footwear departments in Kmart and Payless thrifty Drug Stores. All license agreements relating to the Kmart leased departments expire July 1, 2012 and all agreements relating to Payless thrifty Drug Stores have terms of 25 years. All of these agreements are subject to certain performance standards. Rental payments under all such license agreements are based on a percentage of sales, with additional payments to be made under certain of the license agreements with Kmart based on profits. The Company has a 51% equity interest, and Kmart has a 49% equity interest, in all the subsidiaries which operate leased departments in Kmart stores, with the exception of 39 such subsidiaries in which the Company has a 100% equity interest (the "Meldisco Subsidiaries"). The Company has a 100% equity interest in all the subsidiaries which operate leased departments in PayLess Thrifty Drug Stores.

      The business relationship between Meldisco and Kmart is very significant to the Company, and the loss of Meldisco's Kmart operations would have a material adverse effect on the Company. The Kmart Agreement or any license agreement for a particular Kmart store, may only be terminated: (i) by Kmart with respect to any Kmart store with a footwear department which is to cease to operate and be open for business to the public; (ii) by Kmart or Meldisco with respect to any affected Kmart store, in the event that any footwear department premises become unfit for use and occupancy by reason of material damage or destruction, or as a result of condemnation; (iii) by Kmart or Meldisco if the other party fails to make any material payments when due or to deliver any material accounting reports as required by the Kmart Agreement, or in the event of a material breach of any covenant, representation or warranty by the other party, subject to the right of the party so charged to cure the breach or failure within a specified period; (iv) by either party if Kmart or Meldisco shall fail to pay its debts when due or becomes subject to certain insolvency, bankruptcy or similar events; (v) at the option of the non-selling or non-transferring party, in the event of a sale or transfer of a majority of the outstanding shares of the other party to a single person or entity or an affiliated group under common control; or (vi) in the event that the Meldisco Subsidiaries fail to achieve the performance standards outlined in the Kmart Agreement.

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

      Meldisco also seeks to attract more affluent Kmart non-footwear shoppers into the footwear department from other areas of the store. To this end, Meldisco increasingly offers selected high-quality footwear licensed by well known national brands at prices significantly lower than comparable merchandise sold by full-price retailers. These branded products are also intended to change customer perceptions of "sameness" among discount footwear retailers. Licensed brands available only at Meldisco include "Route 66", "Texas Steer" and "Cobbie Cuddlers," a brand name licensed from and styled by Nine West. Meldisco also launched in November 1997 the "Thom McAn" line of premium-quality shoes for men. Meldisco is currently conducting consumer research to assess the fit of additional brands in terms of price, positioning, and discount category suitability.

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

      This message is communicated through weekly advertising in Kmart's newspaper insert. Meldisco currently pays Kmart a sales promotional fee that Kmart applies toward its footwear advertisements in the Kmart weekly newspaper insert, a publication with a circulation of approximately 70 million. Meldisco advertises primarily through the Kmart newspaper insert but continuously evaluates other alternatives for promotion of its products. Meldisco's marketing strategy is supported by the announced Kmart "Big K" concept remodelling program which relocates the footwear department to an improved location near the center of the softlines area of the store.

      Meldisco--Competitive Environment

      The discount footwear industry is a highly competitive environment that has experienced significant consolidation. Competition within the discount segment is heavily concentrated among four retailers. Payless ShoeSource, Inc. ("Payless") (which is not affiliated with PayLess Thrifty Drug Stores), and two discount department stores, Wal-Mart and Dayton Hudson's Target, are Meldisco's primary retail footwear competitors. These competitors have grown more rapidly and have substantially greater resources than the Company. The Company believes that it has been able to maintain its overall unit market share during this period of rapid growth by its primary competitors due to the relative strength of Meldisco's business. There can be no assurance however that in the future the operations of competitors will not have a material effect on the Company.

      J. Baker,Inc.'s Morse Shoe division ("Morse") is Meldisco's primary competitor among operators of leased footwear departments. Morse, through its subsidiaries, operates leased self-selection footwear departments in discount and promotional department store chains located throughout the U.S., including footwear departments at Hills, Bradlees, Ames and ShopKo stores. Morse constitutes a competitor insofar as Meldisco is seeking to expand its leased footwear department operations. Neither Morse nor any other operator, however, is a competitor with respect to Kmart since the Meldisco agreement with Kmart provides for Meldisco's continued operation of Kmart's footwear departments through 2012, unless terminated earlier in the case of breach or certain other limited circumstances.

      The Meldisco business competes with the other discounters on the basis of price and that product selection, style and brand recognition are important factors that differentiate Meldisco from other discount footwear retailers.

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

Key Vendors

      Footaction's product sourcing is driven by its relationships with athletic footwear and apparel vendors. In 1997, approximately 85% of Footaction's net sales were generated by merchandise purchased from Nike, Fila, Reebok and Adidas with the most significant percentage attributable to Nike. The loss of the Company's relationship with certain key vendors could have a material adverse impact on the Company.

Foreign Purchasing

      The Company's sourcing and purchasing of product is conducted by the merchandising department of each of its segments. A significant percentage of the Company's products are sourced or manufactured offshore, with China accounting for approximately 84% of all such offshore sources. There are risks inherent in foreign sourcing and manufacturing and although the Company has not historically experienced any material adverse effects from these risks, there can be no assurances that they will not have a material adverse effect in the future.

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

Employees

      As of January 3 1998, the Company had approximately 15,200 employees including approximately 8,200 at Meldisco and 7,000 at Footaction. Of Meldisco's, approximately 3,800 were employed full-time, and 4,400 were part-time employees. As of January 3, 1998, Footaction had approximately 2,000 full-time and 5,000 part-time employees.

Discontinuation of Thom McAn Segment

      Thom McAn, which had been part of Melville since 1922, was primarily a mall-based, specialty retailer, marketing moderately-priced men's and women's private label footwear and accessories. As a result of extreme competitive pressures in the moderately-priced footwear retail market, Melville decided to exit the Thom McAn business in 1996 by converting 76 Thom McAn stores to Footaction stores, and selling or closing the remaining locations. As of January 3, 1998, all Thom McAn stores are closed.

ITEM 2.  PROPERTIES

      Footaction has a nationwide presence. As of January 3, 1998, it operated 550 stores in 45 states and the Caribbean. Footaction's prototype store design is a 4,000 to 6,500 square foot large store format, which the Company believes operates more profitably while satisfying the needs of its customers more effectively than its 2,500 square foot traditional store format. At January 3, 1998, 275 of the Company's 550 Footaction stores were of the large store format and 275 were of the traditional store format. Footaction stores are all leased with a typical lease term of 10 years. These leases call for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance, and percentage rent based on the store's sales volume.

      At January 3, 1998, Meldisco operated leased footwear departments in 2,550 stores. Collectively, these leased departments are located in all 50 states, Guam, Puerto Rico, the U.S. Virgin Islands, the Czech Republic, Slovakia and Hungary. All but 414 of the leased departments operated at January 3, 1998 were located in Kmart discount department stores. Of these 414 stores, 400 leased departments were located in Payless Thrifty Drug Stores and 14 in Tesco department stores.

      Kmart and Payless Thrifty Drug stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in traditional Kmart stores average 2,900 square feet and 3,600 square feet in Super Kmart Centers. Meldisco's footwear departments in Payless Thrifty Drug Stores generally occupy approximately 100 linear feet of selling space.

      Company headquarters and Meldisco's corporate offices are located in 190,000 square feet of leased office space in Mahwah, New Jersey. Footaction's corporate offices are located in 50,000 square feet of leased office space in Irving, Texas. Meldisco operates out of its two new distribution facilities located in Mira Loma, California and Gaffney, South Carolina, with a total of 906,500 square feet. Footaction leases distribution facilities in Dallas, Texas with a total of 180,000 square feet. In the fourth quarter of 1997 the Company announced plans to combine Footaction's distribution network with Meldisco's. Footaction's distribution operations will be serviced from the Meldisco facility in Gaffney, South Carolina. Plans are to close the Footaction distribution center in Texas by approximately the Spring of 1999.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is from time to time involved in litigation incidental to the conduct of its business, none of which, the Company believes, will have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 3, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information sets forth the name, age and business experience during the past five years of the executive officers of the registrant. For each officer named below, the term of office extends to the date of the Board of Directors Meeting following the next Annual Meeting of Stockholders of the registrant.

      J.M. Robinson, age 52, is and has been the Chairman, Chief Executive Officer and President of the Company since October 12, 1996. Mr. Robinson was President and Chief Executive Officer of the Meldisco division of Melville since June 1988.

      Carlos E. Alberini, age 42, is and has been the Senior Vice President, Chief Financial Officer of the Company since October 12, 1996. From February, 1996 to July 10, 1996, Mr. Alberini was the Acting Chief Financial Officer of Melville, having joined Melville in May 1995 as Vice President of Finance. Prior to that time, Mr. Alberini served as the Chief Financial Officer and Senior Vice President (1990-1995) of The Bon Ton Stores Inc., a chain of 64 department stores.

      Maureen Richards, age 41, is and has been the Vice President, General Counsel and Corporate Secretary of the Company since October 12, 1996. From October 1995, Ms. Richards had been Vice President, Corporate Counsel and Assistant Secretary of Melville and its Corporate and Trademark Counsel and Assistant Secretary from October 1991 to October 1995.

      Donald V. Roach, age 40, is and has been the Vice President and Corporate Controller of the Company since October 12, 1996. Prior to that time Mr. Roach served as Senior Vice President, Chief Financial Officer (1994-1996) and Vice President, Chief Financial Officer (1991-1994) of Footaction USA. Effective with the 1998 fiscal year Mr. Roach was named Senior Vice President, Finance and Operations of Footaction USA and will no longer be an executive officer of the Registrant.

                                    PART II

ITEM 5. MARKET PRICES OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended January 3, 1998 on pages 20, 23 and 39 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998 on page 40 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998 on pages 20 through 23 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998 on pages 24 through 40 and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(l)   Financial Statements

The following financial statements and reports are incorporated by reference to pages 24 through 40 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998.

   Independent Auditors' Report                                               24

   Consolidated Statements of Operations for the fiscal
      years ended January 3, 1998, December 28, 1996 and
      December 31, 1995                                                       25

   Consolidated Balance Sheets as of January 3, 1998 and
      December 28, 1996                                                       26

   Consolidated Statements of Shareholders' Equity for the
      fiscal years ended January 3, 1998, December 28, 1996
      and December 31, 1995                                                   27

   Consolidated Statements of Cash Flows for the fiscal
      years ended January 3, 1998, December 28, 1996 and
      December 31, 1995                                                       28

   Notes to Consolidated Financial Statements                                 29

   Five-Year Historical Financial Summary                                     40

(a)(2) Schedules
                                                                            Page
                                                                            ----
   The following schedules are included in Part IV of this
      Report:

   Independent Auditors' Report on Schedule                                  F-1

   Schedule II - Valuation and Qualifying Accounts for the
      fiscal years ended January 3, 1998, December 28, 1996
      and December 31, 1995                                                  F-2

Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOOTSTAR, INC.

                                       By  /s/ J.M. Robinson
                                           -------------------------------------
                                           J. M. Robinson, Chairman
                                           of the Board, Chief Executive
                                           Officer,President and Director

      Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

        Signature                          Title                       Date
        ---------                          -----                       ----

 /s/ J.M. Robinson               Chairman of the Board, Chief
---------------------------      Executive Officer, President     March 30, 1998
J. M. Robinson                   and Director

 /s/ Carlos E. Alberini          Senior Vice President and        March 30, 1998
---------------------------      Chief Financial Officer
Carlos E. Alberini

 /s/ George S. Day               Director                         March 30, 1998
---------------------------
George S. Day

 /s/ Stanley P. Goldstein        Director                         March 30, 1998
---------------------------
Stanley P. Goldstein

 /s/ Terry R. Lautenbach         Director                         March 30, 1998
---------------------------
Terry R. Lautenbach

 /s/ Bettye Martim Musham        Director                         March 27, 1998
---------------------------
Bettye Martin Musham

 /s/ Kenneth S.  Olshan          Director                         March 30, 1998
---------------------------
Kenneth S. Olshan

/s/ M. Cabell Woodward, Jr.      Director                         March 30, 1998
---------------------------
M. Cabell Woodward, Jr.

                    Independent Auditor's Report on Schedule

To the Board of Directors and Shareholders of Footstar, Inc.:

Under the date of February 12, 1998, we reported on the consolidated balance sheets of Footstar, Inc. and Subsidiary Companies as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 3, 1998, as contained in the 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended January 3, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in answer to Part IV, Item 14(a)(2) of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ KPMG Peat Marwick LLP

New York, New York
February 12, 1998

                                  Schedule II
                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                       Valuation and Qualifying Accounts
      Years ended January 3, 1998, December 28, 1996 and December 31, 1995
                                ($ in Millions)

                                      Additions
                         Balance at   Charged to
                          Beginning   Costs and                     Balance at
   Description             of Year     Expenses    Deductions (1)   End of Year
   -----------             -------     --------    --------------   -----------

Accounts Receivable:

Allowance for
   Doubtful Accounts:

Year Ended
   January 3, 1998           $0.4        $1.1           $0.0            $1.5
                             ====       =====          =====            ====

Year Ended
   December 28, 1996         $1.0       $(0.3)         $(0.3)           $0.4
                             ====       =====          =====            ====

Year Ended
   December 31, 1995         $0.6        $0.5          $(0.1)           $1.0
                             ====       =====          =====            ====

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

   10.3 1996 Incentive Compensation Plan of Registrant. Incorporated by reference to Exhibit 10.3 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.*

   10.4 1996 Non-Employee Director Stock Plan of Registrant. Incorporated by reference to Exhibit 10.4 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.*

   10.5 Employment Agreements with Executive Officers. Incorporated by reference to Exhibit 10.5 to Footstar, Inc's 1996 Annual Report on Form 10-K.*

   10.6 Credit Agreement, dated as of September 18,1997, among the Banks listed therein, the Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and the Registrant. Incorporated by reference to
            Exhibit 10.6 to Footstar, Inc.'s Form 10-Q dated November 10, 1997.

   10.8     Footstar Deferred Compensation Plan. Incorporated by reference to
            Exhibit 10.8 to Footstar, Inc's 1996 Annual Report on Form 10-K.*

   10.9 Supplemental Executive Retirement Plan for select senior management. Incorporated by reference to Exhibit 10.9 to Footstar, Inc's 1996 Annual Report on Form 10-K.*

   13.1 Portions of Annual Report to Shareholders for the fiscal year ended January 3, 1998.

   21.1     A list of subsidiaries of the Registrant.

 Exhibit
  Number                          Description
  ------                          -----------

   23.1     Consent of KPMG Peat Marwick LLP
   27.1     Financial Data Schedule for the fiscal year ended January 3, 1998.

   *  Management contract or compensatory plan.