Form 10-Q
period 1998-04-04
FOOTSTAR INC
filed 1998-05-19
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  April 4, 1998

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

                                 Yes _X_      No ___

Number of shares outstanding of the issuer's Common Stock:

             Class                            Outstanding as of April 4, 1998
             -----                            -------------------------------
    Common Stock, $.01 par value                        25,248,307

                                      INDEX

Part I. - Financial Information                                        Page No.
                                                                       --------
    Consolidated Condensed Statements of Operations -
         Three Months Ended April 4, 1998 and March 29, 1997             3

    Consolidated Condensed Balance Sheets -
         April 4, 1998 and January 3 ,1998                               4

    Consolidated Condensed Statements of Cash Flows -
         For Three Months Ended April 4, 1998 and March 29, 1997         5

    Notes to Consolidated Condensed Financial Statements                 6 - 8

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9 - 12

    Review by Independent Auditors                                       13

    Exhibit 1 - Independent Auditors' Review Report                      14

Part II. - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                            15

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (in millions, except earnings per share data)


                                                         Three Months Ended
                                                         -------------------
                                                         April 4,   March 29,
                                                           1998       1997
                                                           ----       ----

Net sales                                                 $400.9     $376.9
Cost of sales                                              286.3      270.5
                                                          ------     ------
Gross profit                                               114.6      106.4
Store operating, selling, general
   and administrative expenses                              98.1       91.4
Depreciation and amortization                                8.3        7.6
                                                          ------     ------
Operating profit                                             8.2        7.4
Interest income, net                                         0.8        1.4
                                                          ------     ------
Income before income taxes
   and minority interests                                    9.0        8.8
Provision for income taxes                                   3.0        3.0
                                                          ------     ------
Income before minority interests                             6.0        5.8
Minority interests in net income                             0.7        0.8
                                                          ------     ------
Net income                                                $  5.3     $  5.0
                                                          ======     ======
Weighted average shares outstanding:
Basic                                                       26.7       30.5
                                                          ======     ======
Diluted                                                     26.9       30.6
                                                          ======     ======
Earnings per Share:
Basic                                                     $ 0.20     $ 0.16
                                                          ======     ======
Diluted                                                   $ 0.20     $ 0.16
                                                          ======     ======

      See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    ($ in millions, except for share amounts)

                                                       April 4,       January 3,
                                                         1998           1998
                                                     (Unaudited)      (Audited)
                                                     -----------      ---------
ASSETS
Current Assets:
     Cash and cash equivalents                         $   26.6       $  152.2
     Accounts receivable, net                              54.9           43.9
     Inventories                                          324.1          284.5
     Prepaid expenses and other                            50.5           48.4
                                                       --------       --------
Total current assets                                      456.1          529.0
                                                       --------       --------
     Property and equipment, net                          212.3          201.9
       Goodwill, net                                       27.2           27.5
     Deferred charges and other                            12.2           12.6
                                                       --------       --------
Total assets                                           $  707.8       $  771.0
                                                       ========       ========

LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                  $  111.9       $   95.4
     Accrued expenses                                     125.6          126.6
     Income taxes payable                                  18.8           21.9
                                                       --------       --------
Total current liabilities                                 256.3          243.9
                                                       --------       --------
     Other long-term liabilities                           60.3           59.5
     Minority interests in subsidiaries                    65.8           65.1
                                                       --------       --------
Total liabilities                                         382.4          368.5
                                                       --------       --------
Shareholders' equity:
      Common stock $.01 par value:
          100,000,000 shares authorized,
          30,573,807 and 30,558,107 shares issued           0.3            0.3
     Additional paid-in capital                           334.7          333.6
     Accumulated other comprehensive income (loss)         (0.2)          (0.4)
     Treasury Stock: 5,325,500 and
       2,685,900 shares at cost                          (150.0)         (66.3)
     Unearned compensation                                 (5.1)          (5.1)
     Retained earnings                                    145.7          140.4
                                                       --------       --------
Total shareholders' equity                                325.4          402.5
                                                       --------       --------
Total liabilities and shareholders' equity             $  707.8       $  771.0
                                                       ========       ========

See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                          Three Months Ended
                                                      -------------------------
                                                      April 4,        March 29,
                                                        1998            1997
                                                      -------         --------
Net cash (used in) operating activities               $(24.8)          $ (51.8)
                                                      ------           -------
Cash flows (used in) investing activities:
     Additions to property and equipment               (18.4)            (13.6)
                                                      ------           -------
     Net cash used in investing activities             (18.4)            (13.6)
                                                      ------           -------
Cash flows provided by (used in) financing
   activities:
     Dividends paid to minority interests                --              (35.9)
     Treasury stock acquired                           (83.7)             --
     Other                                               1.3              (0.4)
                                                      ------           -------
     Net cash (used in) financing activities           (82.4)            (36.3)
                                                      ------           -------
Net (decrease) in cash and cash equivalents           (125.6)           (101.7)

Cash and cash equivalents at beginning of period       152.2             164.6
                                                      ------           -------
Cash and cash equivalents at end of period            $ 26.6           $  62.9
                                                      ======           =======

See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 4, 1998 and the results of operations and cash flows for the three-month periods ended April 4, 1998 and March 29, 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 consolidated condensed financial statements to conform to the 1998 presentation.

2.  Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 4, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended April 4, 1998 and March 29, 1997 are as follows:

                                                        Three Months Ended
                                               ---------------------------------
                                               April 4, 1998      March 29, 1997
                                               -------------      --------------
Comprehensive Income:
Net income                                          $5.3              $ 5.0
Other comprehensive income (loss) - Foreign
currency adjustment                                  0.2               (0.2)
                                                    ----              -----

Comprehensive income                                $5.5              $ 4.8
                                                    ====              =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

3.  Earnings per Share

The table below shows calculated earnings per share in accordance to SFAS No.
128.

                                       Three Months Ended     Three Months Ended
                                          April 4, 1998         March 29, 1997
                                       ------------------     ------------------
Basic EPS Computation
Numerator:
    Net income                              $      5.3             $      5.0
                                            ==========             ==========
Denominator:
Shares outstanding at beginning of year     27,872,207             30,533,883
Weighted average shares repurchased          1,146,405                   --
                                            ----------             ----------
Weighted average common shares
   outstanding                              26,725,802             30,533,883
                                            ==========             ==========
Basic EPS                                   $     0.20             $     0.16
                                            ==========             ==========
Diluted EPS computation
Numerator:
    Net income                              $      5.3             $      5.0
                                            ==========             ==========
Denominator:
Shares outstanding at beginning of year     27,872,207             30,533,883
Weighted average shares repurchased          1,146,405                   --
                                            ----------             ----------
Weighted average common shares
   outstanding                              26,725,802             30,533,883
    Dilutive effect of stock options           190,565                 77,503
                                            ----------             ----------
        Total shares                        26,916,367             30,611,386
                                            ==========             ==========
Diluted EPS                                 $     0.20             $     0.16
                                            ==========             ==========

4.  Purchase of Treasury Stock

During the first quarter, ended April 4, 1998, the Company purchased 2,639,600 shares of its stock in the open market at an average price of $31.73 per share for an aggregate purchase amount of $83.7 million. As of April 4, 1998, the Company had purchased a total of 5,325,500 shares at an average price of $28.17 for an aggregate purchase amount of $150.0 million. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.  Supplemental Cash Flow Information

                                               Three Months Ended
                                      -------------------------------------
                                      April 4, 1998          March 29, 1997
                                      -------------          --------------
  Cash paid for income taxes               $8.9                   $7.3
  Cash paid for interest                   $0.1                   $0.4

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


                                                        Three Months Ended
                                                 -------------------------------
                                                  April 4, 1998   March 29, 1997
($ in millions)                                  --------------   --------------
Company:
Net Sales                                           $400.9             $376.9
Net sales % change from prior year                     6.4%              11.9%
Same store sales % change                             (0.7%)              5.7%

Meldisco:
Net Sales                                           $236.3             $239.2
Net sales % change from prior year                    (1.2%)              5.5%
Same store sales % change                             (4.6%)              4.6%
% of consolidated net sales                           59.0%              63.5%

Footaction:
Net Sales                                           $164.6             $137.7
Net sales % change from prior year                    19.6%              25.1%
Same store sales % change                              6.9%               8.1%
% of consolidated net sales                           41.0%              36.5%

Consolidated net sales for the first quarter ended April 4, 1998, increased to $400.9 million, or 6.4% from net sales of $376.9 million for the first quarter of 1997. Same store sales for the three month period decreased by 0.7% compared to the same period in 1997. This decrease resulted in part from the shift in Easter from the first quarter in 1997 to the second quarter in 1998. Footaction posted a 19.6% sales increase over the prior year, driven by strong sales of basketball shoes, particularly Air Jordan and Team Jordan, and sales of running shoes and apparel. Additinally, Footaction operated 551 stores at the end of March 1998 compared to 492 stores in 1997. Meldisco showed a 1.2% sales decrease due in part to the lack of inclement weather and a 4.6% loss in same store sales over last year, attributable to the Easter shift.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Sales and Expenses

                                                     Three Months Ended
                                              ----------------------------------
                                              April 4, 1998       March 29, 1997
                                              -------------       --------------
  (As a percent of net sales)

  Cost of sales                                   71.4%               71.8%
  Store operating, selling, general
     and administrative expenses                  24.5%               24.3%
  Depreciation and amortization                    2.1%                2.0%

Cost of Sales

Cost of sales for the first quarter of 1998 decreased 40 basis points from the corresponding prior year period. Meldisco, as a percent of sales, experienced higher gross margin in the first quarter of 1998 than the same 1997 period, due to higher initial markups and lower markdowns offset in part by higher delivery costs. Footaction's gross margin decreased due to additional markdowns to liquidate aged product, increased warehousing expenses and higher occupancy costs related to new store openings.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses were 20 basis points higher, as a percent of sales, in the first quarter of 1998 as compared to the same prior year period. Meldisco's SG&A increased 80 basis points due to the lower leverage of fixed expenses, in light of the sales decline for the period. Footaction's expenses decreased by 60 basis points due to significant reductions in store selling and payroll expenses and improved leverage of fixed costs, partially offset by increases in sales promotion costs.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Profit
                                            Three Months Ended
                              ----------------------------------------------
      ($ in millions)           April 4, 1998                 March 29, 1997
                              ----------------              ----------------
Meldisco                      $ 1.8      0.8%*              $ 1.6      0.7%*
Footaction                      8.9      5.4%*                8.1      5.9%*
Corporate overhead             (2.5)       --                (2.3)       --
                               ----                         -----
      Total                   $ 8.2      2.0%*              $ 7.4      2.0%*
                              =====                         =====

* Represents percent of net sales of the respective companies.

Operating profit for the first quarter ended April 4, 1998 increased 10.8% over the first quarter of 1997. This improvement was attributable to the Company's increased sales and improved gross margins coupled with its ability to leverage fixed costs.

Liquidity and Financial Condition

At April 4, 1998, the Company's cash balance was $26.6 million which reflects the $83.7 million spent in the quarter for the share buyback program, compared to the year end cash balance of $152.2 million. This cash balance included $12.3 million in short-term investments with maturities less than three months. Current assets were lower at April 4, 1998 as compared to January 3, 1998 due to the lower cash balance, offset in part by higher inventories required to support the growth of the Footaction business and increases in the accounts receivable balances. The increase in current liabilities for the first quarter of 1998 compared to the end of 1997 was due to an increase in accounts payable, partially offset by decreases in income taxes and accrued expenses.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and the $300 million unsecured revolving credit facility (the "Credit Facility"), will be adequate to fund its operating expenses, working capital needs, capital expenditures, and projected growth and expansion plans. The Company's current borrowing capacity is sufficient to take advantage of growth and investment opportunities.

As of April 4, 1998, there had been no direct borrowings under the Credit Facility, and there were no letters of credit outstanding under the Credit Facility. The Company's Credit Facility contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow and fixed charge coverage.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company expects that it will retain all available funds for the operation and expansion of its business as well as to fund its share repurchase program, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco Subsidiaries. In April 1998, after the end of the fiscal quarter, the Company distributed $36.3 million representing Kmart's normal dividend for their minority interests on net income for fiscal year 1997.

Capital expenditures for the first quarter ended April 4, 1998 were $18.4 million and are in line with the full year capital expenditure plan of $65.0 million. These expenditures related primarily to the opening, remodeling, relocation or expansion of Footaction stores, the investments in strategic management information systems and equipment for our distribution systems.

Effective March 1, 1997, the Company established the Funds Transfer Program whereby payment for merchandise can be effected by wire transfer of funds rather than through letters of credit. Participation in the program provides vendors with the opportunity to reduce bank fees in connection with letters of credit and streamlines the documentation process. This program has enhanced the Company's float and significantly reduced the size of the Company's letter of credit commitments, thereby reducing the letter of credit fees payable by the Company.

Forward-Looking Statements

This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should" or "anticipates" or similar statements or the negative thereof or other variations thereof. Such forward-looking statements include, without limitation, statements made as to cost savings, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report as well as information contained under the caption "Risk Factors" in other company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized.

The Company undertakes no obligations to update forward-looking statements to reflect events or circumstances after the date such statements were made.

                         REVIEW BY INDEPENDENT AUDITORS

The April 4, 1998 and March 29, 1997 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1
                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of April 4, 1998 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended April 4, 1998 and March 29, 1997, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of January 3, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 3, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                       /S/KPMG Peat Marwick LLP

New York, New York
April 23, 1998

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

Date:  May 18, 1998