Form 10-Q
period 1998-07-04
FOOTSTAR INC
filed 1998-08-18
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  July 4, 1998

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

                                 Yes _X_   No ___

Number of shares outstanding of the issuer's Common Stock:

          Class                                  Outstanding as of July 4, 1998
          -----                                  ------------------------------
Common Stock, $.01 par value                               24,536,262

                                     INDEX

Part I. - Financial Information                                        Page No.
                                                                       --------

    Consolidated Condensed Statements of Operations -
         Three and Six Months Ended July 4, 1998 and June 28, 1997        3

    Consolidated Condensed Balance Sheets -
         July 4, 1998 and January 3, 1998                                 4

    Consolidated Condensed Statements of Cash Flows -
         For Six Months Ended July 4, 1998 and June 28, 1997              5

    Notes to Consolidated Condensed Financial Statements                  6 - 8

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9 - 14

    Review by Independent Auditors                                        15

    Exhibit 1 - Independent Auditors' Review Report                       16


Part II. - Other Information

    Item 4 - Submission of Matters to a Vote of Security Holders          17

    Item 6 - Exhibits and Reports on Form 8-K                             18

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in millions, except per share data)

                                                            Three Months Ended                         Six Months Ended
                                                   -------------------------------------     --------------------------------------
                                                    July 4, 1998          June 28, 1997        July 4, 1998         June 28, 1997
                                                   ----------------       --------------     -----------------      ---------------

  Net sales                                            $462.6                 $426.0               $863.5               $802.9
  Cost of sales                                         312.9                  289.4                599.1                559.9
                                                       ------                 ------               ------               ------
  Gross profit                                          149.7                  136.6                264.4                243.0
  Store operating, selling, general and
      administrative expenses                            94.6                   89.2                192.8                180.6
  Depreciation and amortization                           8.3                    7.8                 16.6                 15.4
                                                       ------                 ------               ------               ------
  Operating profit                                       46.8                   39.6                 55.0                 47.0
  Interest income, net                                   (0.6)                   0.2                  0.2                  1.6
                                                       ------                 ------               ------               ------
  Income before income taxes and minority
       interests                                         46.2                   39.8                 55.2                 48.6
  Provision for income taxes                             14.6                   13.0                 17.6                 16.0
                                                       ------                 ------               ------               ------
  Income before minority interests                       31.6                   26.8                 37.6                 32.6
  Minority interests in net income                       14.2                   11.7                 14.9                 12.5
                                                       ======                 ======               ======               ======
  Net income                                            $17.4                  $15.1                $22.7                $20.1
                                                       ======                 ======               ======               ======
  Weighted average shares outstanding:
  Basic                                                  24.6                   30.3                 25.7                 30.4
                                                       ======                 ======               ======               ======
  Diluted                                                25.1                   30.4                 26.0                 30.5
                                                       ======                 ======               ======               ======

  Earnings per share:
  Basic                                                $ 0.71                 $ 0.50               $ 0.89               $ 0.66
                                                       ======                 ======               ======               ======
  Diluted                                              $ 0.69                 $ 0.50               $ 0.87               $ 0.66
                                                       ======                 ======               ======               ======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                        July 4,     January 3,
                                                         1998         1998
                                                      (Unaudited)   (Audited)
                                                      -----------   ---------
ASSETS
Current Assets:
     Cash and cash equivalents                         $   11.9     $  152.2
     Accounts receivable, net                              51.9         43.9
     Inventories                                          330.9        284.5
     Prepaid expenses and other current assets             45.4         48.4
                                                       --------     --------
Total current assets                                      440.1        529.0
     Property and equipment, net                          221.2        201.9
     Goodwill, net                                         27.1         27.5
     Deferred charges and other non-current assets         11.4         12.6
                                                       --------     --------
Total assets                                           $  699.8     $  771.0
                                                       ========     ========
LIABILITIES and SHAREHOLDERS' EQUITY Current
  Current Liabilities:
     Accounts payable                                  $  100.0     $   95.4
     Accrued expenses                                     113.6        126.6
     Income taxes payable                                  21.6         21.9
     Notes payable                                         49.0       --
                                                       --------     --------
Total current liabilities                                 284.2        243.9
     Other long-term liabilities                           58.1         59.5
     Minority interests in subsidiaries                    43.7         65.1
                                                       --------     --------
Total liabilities                                         386.0        368.5
                                                       --------     --------
Shareholders' equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,586,262 and 30,558,107
        shares issued                                       0.3          0.3
     Additional paid-in capital                           334.7        333.6
     Accumulated other comprehensive income (loss)         (0.2)        (0.4)
     Treasury Stock: 6,050,000 and 2,685,900
        shares at cost                                   (179.2)       (66.3)
     Unearned compensation                                 (4.6)        (5.1)
     Retained earnings                                    162.8        140.4
                                                       --------     --------
Total shareholders' equity                                313.8        402.5
                                                       --------     --------
Total liabilities and shareholders' equity             $  699.8     $  771.0
                                                       ========     ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                        Six Months Ended
                                                   -----------------------------
                                                   July 4, 1998    June 28, 1997
                                                   ------------    -------------

Net cash used in operating activities               $   (4.8)        $  (18.2)
                                                    --------         --------

Cash flows used in investing activities:
     Additions to property and equipment               (35.3)           (34.9)
                                                    --------         --------

Cash flows used in financing activities:
     Dividends paid to minority interests              (36.3)           (35.9)
     Decrease in book overdrafts                      --                 (6.3)
     Treasury stock acquired                          (112.9)           (33.9)
     Proceeds from notes payable                        49.0           --
     Other                                            --                  1.2
                                                    --------         --------
     Net cash used in financing activities            (100.2)           (74.9)
                                                    --------         --------
Net decrease in cash and cash equivalents             (140.3)          (128.0)

Cash and cash equivalents at beginning
     of period                                         152.2            164.6
                                                    --------         --------

Cash and cash equivalents at end of period          $   11.9         $   36.6
                                                    ========         ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 4, 1998 and the results of operations for the three and six-month periods ended July 4, 1998 and June 28, 1997 and cash flows for the six months ended July 4, 1998 and June 28, 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 consolidated condensed financial statements to conform to the 1998 presentation.

2.  Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") effective January 4, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended July 4, 1998 and June 28, 1997 are as follows:

                                                           Three Months Ended                       Six Months Ended
                                                   -------------------------------------------------------------------------
                                                   July 4, 1998        June 28, 1997       July 4, 1998        June 28, 1997
                                                   ------------        -------------       ------------        -------------
Comprehensive Income:
Net income                                           $ 17.4                $ 15.1              $ 22.7              $ 20.1
Other comprehensive income (loss) -
   Foreign currency adjustment                          --                    --                  0.2                (0.2)
                                                     ------                ------              ------              ------
Comprehensive income                                 $ 17.4                $ 15.1              $ 22.9              $ 19.9
                                                     ======                ======              ======              ======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

3.  Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                         Three Months Ended     Six Months Ended
                                            July 4, 1998          July 4, 1998
                                         ------------------     ----------------

Basic EPS Computation
Numerator:
    Net Income                               $     17.4            $     22.7
                                             ==========            ==========
Denominator:
   Shares outstanding at
      beginning of year                      27,872,207            27,872,207
   Weighted average shares
      repurchased                             3,267,152             2,206,778
                                             ----------            ----------
   Weighted average common
      shares outstanding                     24,605,055            25,665,429
                                             ==========            ==========

Basic EPS                                    $     0.71            $     0.89
                                             ==========            ==========

Diluted EPS computation
Numerator:
    Net Income                               $     17.4            $     22.7
                                             ==========            ==========
Denominator:
   Shares outstanding at
      beginning of year                      27,872,207            27,872,207
   Weighted average shares
      repurchased                             3,267,152             2,206,778
                                             ----------            ----------
   Weighted average common
      shares outstanding                     24,605,055            25,665,429
      Dilutive effect of
        stock options                           474,561               344,156
                                             ----------            ----------
        Total shares                         25,079,616            26,009,585
                                             ==========            ==========

Diluted EPS                                  $     0.69            $     0.87
                                             ==========            ==========

4.  Purchase of Treasury Stock

During the second quarter, ended July 4, 1998, the Company purchased 724,500 shares of its stock in the open market at an average price of $40.21 per share for an aggregate purchase amount of $29.1 million. As of July 4, 1998, the Company had purchased a total of 6,050,000 shares at an average price of $29.61 for an aggregate purchase amount of $179.2 million. The treasury shares may be issued in connection with employee stock incentives or for other corporate purposes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.  Supplemental Cash Flow Information

                                                      Six Months Ended
                                           -------------------------------------
                                             July 4, 1998         June 28, 1997
                                           ------------------   ----------------

  Cash paid for income taxes                    $19.7                  $4.7
  Cash paid for interest                        $ 1.6                  $0.9

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

                                                           Three Months Ended
                                                      --------------------------
                                                        July 4,        June 28,
  ($ in millions)                                        1998           1997
                                                      ----------     -----------

  Company:
  Net Sales                                             $462.6         $426.0
  Net sales % change from prior year                       8.6%           1.7%
  Same store sales % change                                3.9%          (2.8%)

  Meldisco:
  Net Sales                                             $316.6         $301.7
  Net sales % change from prior year                       4.9%          (2.3%)
  Same store sales % change                                4.4%          (2.0%)
  % of consolidated net sales                             68.4%          70.8%

  Footaction:
  Net Sales                                             $146.0         $124.3
  Net sales % change from prior year                      17.4%          12.7%
  Same store sales % change                                2.7%          (5.2%)
  % of consolidated net sales                             31.6%          29.2%

Consolidated net sales for the second quarter ended July 4, 1998, were $462.6 million, an increase of 8.6% from net sales of $426.0 million for the same period of 1997. Same store sales for the three month period increased 3.9% compared to the second quarter in 1997. This increase in sales resulted in part from the shift of Easter to the second quarter in 1998 from the first quarter in 1997 with significant sales increases in both divisions. Footaction posted a 17.4% sales increase over the prior year driven by sales of men's running shoes and Jordan related product, and a 23.6% increase in average square footage, including an increase in store count of 47 for a total of 560 stores. Meldisco ended the quarter with a 4.9% sales increase and a 4.4% gain in same store sales due in part to the warm weather which drove high sales of sandals, canvas and beachwear and the Easter shift.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                           Six Months Ended
                                                      --------------------------
                                                        July 4,        June 28,
  ($ in millions)                                        1998           1997
                                                      ----------     -----------

  Company:
  Net Sales                                             $863.5         $802.9
  Net sales % change from prior year                       7.5%           6.2%
  Same store sales % change                                1.7%           1.0%

  Meldisco:
  Net Sales                                             $552.9         $540.9
  Net sales % change from prior year                       2.2%           1.0%
  Same store sales % change                                0.3%           0.8%
  % of consolidated net sales                             64.0%          67.4%

  Footaction:
  Net Sales                                             $310.6         $262.0
  Net sales % change from prior year                      18.5%          18.9%
  Same store sales % change                                4.9%           1.6%
  % of consolidated net sales                             36.0%          32.6%

Net sales for the six months ended July 4, 1998, were $863.5 million, an increase of 7.5% from net sales of $802.9 million for the 1997 comparable period, while same store sales for the six months increased by 1.7%. Footaction posted an 18.5% sales increase over the prior year and a 4.9% increase in comparable store sales. Meldisco showed a 2.2% sales increase and a 0.3% gain in same store sales over last year's comparable six-month period.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Sales and Expenses

                                                           Three Months Ended
                                                      --------------------------
                                                         July 4,       June 28,
  (As a percent of net sales)                             1998           1997
                                                      ----------     -----------

  Cost of sales                                           67.6%          67.9%
  Store operating, selling, general and
       administrative expenses                            20.4%          20.9%
  Depreciation and amortization                            1.8%           1.8%

                                                            Six Months Ended
                                                      --------------------------
                                                         July 4,       June 28,
  (As a percent of net sales)                             1998           1997
                                                      ----------     -----------

  Cost of sales                                           69.4%          69.7%
  Store operating, selling, general and
       administrative expenses                            22.3%          22.5%
  Depreciation and amortization                            1.9%           1.9%

Cost of Sales

Cost of sales for the second quarter of 1998, as a percent of net sales, decreased 30 basis points from the corresponding prior-year period. Meldisco, as a percent of sales, experienced higher gross margin in the second quarter of 1998 than in the same 1997 period due to higher markup, better buying, lower inbound freight cost and lower markdowns. Footaction's gross margin, as a percent of sales, decreased due to a significantly more promotional environment and reverse leverage on occupancy costs.

Cost of sales for the six months ended July 4, 1998, as a percent of net sales, also decreased 30 basis points from the comparable 1997 period. This decrease was due to the improved Meldisco margin which was offset in part by increased markdowns and higher occupancy costs at Footaction.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses ("SG&A"), as a percent of sales, for the second quarter and six months ended July 4, 1998 were 50 basis points lower and 20 basis points lower, respectively, than the comparable periods of 1997. Meldisco's SG&A decreased by 70 basis points during the quarter and 10 basis points during the first six months of 1998 due mainly to a decrease in occupancy costs. Footaction's expenses decreased by 80 basis points in the second quarter and 70 basis points during the first half of 1998 due to lower store selling, payroll, and other expenses.

Operating Profit

                                               Three Months Ended
                                 -----------------------------------------------
  ($ in millions)                   July 4, 1998               June 28, 1997
                                 -----------------          --------------------

  Meldisco                       $40.7       12.8%          $33.3        11.0%
  Footaction                       8.0        5.5%            8.3         6.7%
  Corporate overhead              (1.9)        --            (2.0)         --
                                 -----                      -----
        Total                    $46.8       10.1%          $39.6         9.3%
                                 =====                      =====

                                                 Six Months Ended
                                 -----------------------------------------------
  ($ in millions)                   July 4, 1998               June 28, 1997
                                 -----------------          --------------------

  Meldisco                       $42.5        7.7%          $34.9         6.5%
  Footaction                      16.9        5.4%           16.4         6.3%
  Corporate overhead              (4.4)        --            (4.3)         --
                                 -----                      -----
        Total                    $55.0        6.4%          $47.0         5.9%
                                 =====                      =====

Note: percentages represent percent of net sales of the respective entities.

Operating profit for the second quarter and six month periods ended July 4, 1998 increased 18.2% and 17.0%, respectively, over the same periods of 1997. This improvement was attributable to the Company's increased sales and improved gross margin, coupled with its ability to leverage fixed costs.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Condition

Current assets at July 4, 1998 were lower as compared to January 3, 1998 due to a lower cash balance, offset in part by higher inventories required to support the growth of the Footaction business and increases in the accounts receivable balances. At July 4, 1998, the Company's cash balance was $11.9 million, representing a significant reduction from the year-end cash balance of $152.2 million. This reduction was due in part to the Company's execution of its stock repurchase program. During the six months ended July 4, 1998, the Company purchased 3,364,100 shares of its own stock for a total purchase amount of $112.9 million

The increase in current liabilities at July 4, 1998 compared to January 3, 1998 was due to an increase in notes payable along with an increase in accounts payable, partially offset by a reduction in accrued expenses. As of July 4, 1998, the Company had $49.0 million in unsecured borrowings, classified as notes payable. The Company has a $300 million unsecured revolving credit facility ("the Credit Facility"). The Credit Facility contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow and fixed charge coverage.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and the Credit Facility, will be adequate to fund its operating expenses, working capital needs, capital expenditures, and projected growth and expansion plans. The Company's current borrowing capacity is sufficient to take advantage of growth and investment opportunities.

The Company expects that it will retain all available funds for the operation and expansion of its business, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco Subsidiaries.

Capital expenditures for the six months ended July 4, 1998 were $35.3 million and are in line with the full year capital expenditure plan of $65.0 million. These expenditures related primarily to the opening, remodeling, relocation or expansion of Footaction stores, investments in strategic management information systems and equipment for the Company's distribution systems.

The Company expects to open a fully operational shared Services' Center in the fourth quarter of 1998. The new center will support our two businesses providing shared back office support functions, including Accounts Payable, Store Accounting, Inventory Management, Asset Protection, Payroll Services and certain Systems' functions, creating increased efficiency with capacity for future growth. The new facility will be located in Dallas, Texas.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also plans to operate shared distribution functions for the two businesses, Meldisco and Footaction, from its existing state-of-the-art distribution center located in Gaffney, South Carolina, beginning in the fourth quarter of 1998. Footaction's distribution center, located in Dallas, Texas, will be closed in the fourth quarter of 1998.

The Company has conducted a comprehensive review of its computer systems that could be affected by the "Year 2000" issue and has developed an implementation plan to address this issue. A significant aspect of this plan began in 1996 and included the replacement of financial and operating systems. The Company presently believes that, with the planned conversions to new software and modifications to existing software and hardware, the Year 2000 problem will not pose significiant operational problems for the Company's computer systems as so modified and converted. The Company will utilize both internal and external resources to convert to new systems and modify existing systems to be Year 2000 compliant. The Company expects its implementation plan to be completed on a timely basis.

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

                         REVIEW BY INDEPENDENT AUDITORS

The July 4, 1998 and June 28, 1997 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part 1 - Exhibit 1

                      Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of July 4, 1998 and the related consolidated condensed statements of operations for the three and six-month periods ended July 4, 1998 and June 28, 1997, respectively and cash flows for the six-month periods ended July 4, 1998 and June 28, 1997, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

                                               /S/KPMG Peat Marwick LLP

New York, New York
July 23, 1998

                          Part II. - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 12, 1998. The stockholders elected all of management's nominees for the Board of Directors to serve until the Annual Meeting of Stockholders in 2001 and ratified the appointment of KPMG Peat Marwick LLP as the Corporation's auditors for fiscal 1998.

The voting results are as follows:

Election of Directors
                                                                      Broker
                                      For           Withheld         Non-Votes
                                  ----------------------------------------------
Robert A. Davies, III             22,821,525         238,411             0
Terry R. Lautenbach               22,916,243         143,693             0

Ratification of Auditors                                              Broker
                                 For        Withheld      Abstain    Non-Votes
                              --------------------------------------------------
                              23,040,118     5,103         14,715        0

 Item 6 - Exhibits and Reports on Form 8-K

      a)    EXHIBIT INDEX

      Exhibit

            3.1 Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

            3.2 Amended and Restated by-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996.

            15   Accountants' Acknowledgment

            27   Financial Data Schedule


      b)    Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FOOTSTAR, INC.
                                  (REGISTRANT)


                             /S/Carlos E. Alberini
                        -------------------------------
                               Carlos E. Alberini
                           Senior Vice President and
                            Chief Financial Officer

Date:  August 17, 1998