Form 10-Q
period 1998-10-03
FOOTSTAR INC
filed 1998-11-17
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 3, 1998

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

                            Yes  _X_      No ___

Number of shares outstanding of the issuer's Common Stock:

          Class                                Outstanding as of October 3, 1998
          -----                                ---------------------------------

Common Stock, $.01 par value                              24,538,688

                                     INDEX

Part I. - Financial Information                                         Page No.
                                                                        --------
    Consolidated Condensed Statements of Operations -
         Three and Nine Months Ended October 3, 1998 and
         September 27, 1997                                               3

    Consolidated Condensed Balance Sheets -
         October 3, 1998 and January 3, 1998                              4

    Consolidated Condensed Statements of Cash Flows -
         For Nine Months Ended October 3, 1998 and September 27, 1997     5

    Notes to Consolidated Condensed Financial Statements                  6 - 8

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9 - 17

    Review by Independent Auditors                                        18

    Exhibit 1 - Independent Auditors' Review Report                       19

Part II. - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                        20

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in millions, except per share data)

                                           Three Months Ended      Nine Months Ended
                                          --------------------   ----------------------
                                           Oct. 3,   Sept. 27,    Oct. 3,    Sept. 27,
                                            1998       1997        1998        1997
                                          ---------  ---------   ---------  -----------
Net sales                                 $   472.6  $   464.0   $ 1,336.1  $   1,266.9
Cost of sales                                 326.7      321.9       925.8        881.8
                                          ---------  ---------   ---------  -----------
Gross profit                                  145.9      142.1       410.3        385.1
Store operating, selling, general and
    administrative expenses                    97.9       96.5       290.7        277.1
Depreciation and amortization                   9.2        8.1        25.8         23.5
                                          ---------  ---------   ---------  -----------
Operating profit                               38.8       37.5        93.8         84.5
Interest (expense) income, net                 (0.4)      (0.2)       (0.2)         1.4
                                          ---------  ---------   ---------  -----------
Income before income taxes and minority
     interests                                 38.4       37.3        93.6         85.9
Provision for income taxes                     12.2       12.3        29.9         28.3
                                          ---------  ---------   ---------  -----------
Income before minority interests               26.2       25.0        63.7         57.6
Minority interests in net income                7.8        6.2        22.6         18.7
                                          ---------  ---------   ---------  -----------
Net income                                $    18.4  $    18.8   $    41.1  $      38.9
                                          =========  =========   =========  ===========

Weighted average shares outstanding:
Basic:                                         24.5       28.4        25.3         29.8
                                          =========  =========   =========  ===========
Diluted:                                       24.8       28.5        25.6         29.8
                                          =========  =========   =========  ===========

Earnings per share
Basic:                                    $    0.75  $    0.66  $     1.63  $      1.31
                                          =========  =========   =========  ===========
Diluted:                                  $    0.74  $    0.66  $     1.60  $      1.30
                                          =========  =========   =========  ===========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                        October 3,    January 3,
                                                          1998          1998
                                                       (Unaudited)    (Audited)
                                                       -----------   -----------
ASSETS
Current Assets:
     Cash and cash equivalents                          $    9.3      $  152.2
     Accounts receivable, net                               44.8          43.9
     Inventories                                           339.3         284.5
     Prepaid expenses and other
        current assets                                      53.3          48.4
                                                        --------      --------
Total current assets                                       446.7         529.0
     Property and equipment, net                           226.7         201.9
     Goodwill, net                                          26.9          27.5
     Deferred charges and other
        non-current assets                                  10.0          12.6
                                                        --------      --------
Total assets                                            $  710.3      $  771.0
                                                        ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $   89.5      $   95.4
     Accrued expenses                                      127.0         126.6
     Income taxes payable                                   20.8          21.9
     Notes payable                                          41.7          --
                                                        --------      --------
Total current liabilities                                  279.0         243.9
     Other long-term liabilities                            46.4          59.5
     Minority interests in subsidiaries                     51.4          65.1
                                                        --------      --------
Total liabilities                                          376.8         368.5
                                                        --------      --------
Shareholders' equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,588,688
        and 30,558,107 shares
        issued and outstanding                               0.3           0.3
     Additional paid-in capital                            335.6         333.6
     Accumulated other comprehensive (loss)                 (0.2)         (0.4)
     Treasury stock: 6,050,000 and 2,685,900
        shares at cost                                    (179.2)        (66.3)
     Unearned compensation                                  (4.5)         (5.1)
     Retained earnings                                     181.5         140.4
                                                        --------      --------
Total shareholders' equity                                 333.5         402.5
                                                        --------      --------
Total liabilities and shareholders' equity              $  710.3      $  771.0
                                                        ========      ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                         Nine Months Ended
                                                    ----------------------------
                                                    Oct. 3, 1998  Sept. 27, 1997
                                                    ------------  --------------

Net cash provided by operating activities            $    15.6      $    9.2
                                                     ---------      --------

Cash flows used in investing activities:
     Additions to property and equipment                 (51.0)        (49.7)
                                                     ---------      --------

Cash flows used in financing activities:
     Dividends paid to minority interests                (36.3)        (35.9)
     Treasury stock acquired                            (112.9)        (52.8)
     Proceeds from notes payable                       1,717.4          --
     Payments of notes payable                        (1,675.7)         --
     Other                                              --               1.5
                                                     ---------      --------
     Net cash used in financing activities              (107.5)        (87.2)
                                                     ---------      --------
Net decrease in cash and cash equivalents               (142.9)       (127.7)

Cash and cash equivalents at beginning of period         152.2         164.6
                                                     ---------      --------

Cash and cash equivalents at end of period           $     9.3      $   36.9
                                                     =========      ========

See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 3, 1998 and the results of operations for the three and nine-month periods ended October 3, 1998 and September 27, 1997 and cash flows for the nine months ended October 3, 1998 and September 27, 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

2.  Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") effective January 4, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended October 3, 1998 and September 27, 1997 are as follows:

                                                Three Months Ended             Nine Months Ended
                                             -------------------------     --------------------------
                                             October 3,  September 27,     October 3,   September 27,
                                               1998         1997              1998          1997
                                             ----------  -------------     ----------   -------------
Comprehensive Income:
Net income                                     $18.4        $18.8            $41.1          $38.9
Other comprehensive income (loss) -
  Foreign currency adjustment                    --           0.1              0.2           (0.1)
                                               -----        -----            -----          -----
Comprehensive income                           $18.4        $18.9            $41.3          $38.8
                                               =====        =====            =====          =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

3.  Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                               Three Months Ended  Nine Months Ended
                                                October 3, 1998     October 3, 1998
                                               ------------------  -----------------
Basic EPS Computation
Numerator:
    Net Income                                    $     18.4          $     41.1
                                                  ==========          ==========
Denominator:
   Shares outstanding at beginning of year        27,872,207          27,872,207
   Weighted average shares repurchased             3,333,572           2,582,376
                                                  ----------          ----------
   Weighted average common shares
   outstanding                                    24,538,635          25,289,831
                                                  ==========          ==========

Basic EPS                                         $     0.75          $     1.63
                                                  ==========          ==========

Diluted EPS computation
Numerator:
    Net Income                                    $     18.4          $     41.1
                                                  ==========          ==========
Denominator:
   Shares outstanding at beginning of year        27,872,207          27,872,207
   Weighted average shares repurchased             3,333,572           2,582,376
                                                  ----------          ----------
   Weighted average common shares
   outstanding                                    24,538,635          25,289,831
      Dilutive effect of stock options               272,949             328,900
                                                  ----------          ----------
        Total shares                              24,811,584          25,618,731
                                                  ==========          ==========

Diluted EPS                                       $     0.74          $     1.60
                                                  ==========          ==========

4.  Purchase of Treasury Stock

During the third quarter, ended October 3, 1998, the Company did not purchase any of its stock in the open market. Since the inception of the share repurchase programs through October 3, 1998, the Company had purchased a total of 6,050,000 shares at an average price of $29.61 for an aggregate purchase amount of $179.2 million. Treasury shares may be issued in connection with employee stock incentives or for other corporate purposes. On October 22, 1998 the Company announced that the Board authorized a third share repurchase program for up to 2,450,000 shares.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.  Supplemental Cash Flow Information

                                                     Nine Months Ended
                                            ------------------------------------
                                             Oct. 3, 1998        Sept. 27, 1997
                                            -----------------   ----------------

Cash paid for income taxes                      $31.8                $10.8
Cash paid for interest                          $ 2.4                $ 1.5

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

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

                                                      Three Months Ended
                                                   -------------------------
                                                    Oct. 3,        Sept. 27,
($ in millions)                                      1998            1997
                                                   --------        ---------

Company:
Net Sales                                          $  472.6        $  464.0
Net sales % change from prior year                      1.9%            7.2%
Same store sales % change                               0.4%            0.6%

Meldisco:
Net Sales                                          $  288.3        $  293.2
Net sales % change from prior year                     (1.7%)           2.7%
Same store sales % change                              (0.8%)           3.1%
% of consolidated net sales                            61.0%           63.2%

Footaction:
Net Sales                                          $  184.3        $  170.8
Net sales % change from prior year                      7.9%           16.0%
Same store sales % change                               2.7%           (4.6%)
% of consolidated net sales                            39.0%           36.8%

Consolidated net sales for the third quarter ended October 3, 1998, were $472.6 million, an increase of 1.9% from net sales of $464.0 million for the same period of 1997. Same store sales for the three month period increased 0.4% compared to the third quarter in 1997. This increase in sales resulted in part from a successful back-to-school selling season. Footaction posted a 7.9% sales increase over the prior year driven by the continued success of sales of Men's running shoes, an 18.4% increase in average square footage, including an increase in store count of 28 for a total of 563 stores. Meldisco ended the quarter with a 1.7% decrease in sales and a 0.8% decline in same store sales due in part to the negative impact of Hurricane Georges and a disappointing performance in sales of children's shoes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended
                                                   -------------------------
                                                    Oct. 3,        Sept. 27,
($ in millions)                                      1998            1997
                                                   --------        ---------

Company:
Net Sales                                          $1,336.1        $1,266.9
Net sales % change from prior year                      5.5%            6.6%
Same store sales % change                               1.3%            0.9%

Meldisco:
Net Sales                                          $  841.2        $  834.1
Net sales % change from prior year                      0.9%            1.6%
Same store sales % change                              (0.1%)           1.6%
% of consolidated net sales                            63.0%           65.8%

Footaction:
Net Sales                                          $  494.9        $  432.8
Net sales % change from prior year                     14.3%           17.7%
Same store sales % change                               4.0%           (0.9%)
% of consolidated net sales                            37.0%           34.2%

Net sales for the nine months ended October 3, 1998 were $1336.1 million, an increase of 5.5% from net sales of $1266.9 million for the 1997 comparable period, while same store sales for the nine months increased by 1.3%. Footaction posted a 14.3% sales increase over the prior year and a 4.0% increase in comparable store sales. Meldisco showed a 0.9% sales increase and a 0.1% decrease in same store sales over last year's comparable nine month period.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cost of Sales and Expenses

                                                         Three Months Ended
                                                      -------------------------
                                                        Oct. 3,      Sept. 27,
(As a percent of net sales)                              1998          1997
                                                      ----------    -----------

Cost of sales                                            69.1%         69.4%
Store operating, selling, general and
     administrative expenses                             20.7%         20.8%
Depreciation and amortization                             1.9%          1.7%

                                                          Nine Months Ended
                                                      -------------------------
                                                        Oct. 3,      Sept. 27,
(As a percent of net sales)                              1998          1997
                                                      ----------    -----------

Cost of sales                                            69.3%         69.6%
Store operating, selling, general and
     administrative expenses                             21.8%         21.9%
Depreciation and amortization                             1.9%          1.9%

Cost of Sales

Cost of sales for the third quarter of 1998, as a percent of net sales, decreased 30 basis points from the corresponding prior-year period. Meldisco, as a percent of sales, experienced higher gross margin in the third quarter of 1998 than in the same 1997 period due to higher markup , better buying, lower inbound freight costs, and lower markdowns, as sales of regular-priced items continued to represent a higher portion of the total mix. Footaction's gross margin, as a percent of sales, decreased due to a more promotional environment, and reverse leverage of occupancy costs due to low sales productivity of the new and remodeled space.

Cost of sales for the nine months ended October 3, 1998, as a percent of net sales, also decreased 30 basis points from the comparable 1997 period. This decrease was due to the improved Meldisco margin which was offset in part by increased markdowns and higher occupancy costs at Footaction.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses ("SG&A"), as a percent of sales, for the third quarter and nine months ended October 3, 1998 were 10 basis points lower than total SG&A for the comparable periods in 1997. Meldisco's SG&A decreased during both periods mainly due to a decrease in sales promotion expense. Footaction's expenses also decreased in both periods due to improved selling costs and tight management of other expenses. These reductions were partially offset by higher corporate expenses.

Operating Profit

                                                 Three Months Ended
                                   ---------------------------------------------
($ in millions)                      October 3, 1998        September 27, 1997
                                   -------------------    ----------------------

Meldisco                             $23.3       8.1%       $21.3       7.3%
Footaction                            17.5       9.5%        18.2      10.7%
Corporate overhead                   (2.0)         --       (2.0)         --
                                     -----                  -----
      Total                          $38.8       8.2%       $37.5       8.1%
                                     =====                  =====

                                                 Nine Months Ended
                                   ---------------------------------------------
($ in millions)                      October 3, 1998        September 27, 1997
                                   -------------------    ----------------------

  Meldisco                           $65.8       7.8%       $56.2       6.7%
  Footaction                          34.4       7.0%        34.6       8.0%
  Corporate overhead                 (6.4)         --       (6.3)         --
                                     -----                  -----
        Total                        $93.8       7.0%       $84.5       6.7%
                                     =====                  =====

* percentages represent percent of net sales of the respective entities.

Operating profit for the third quarter and nine month periods ended October 3, 1998 increased 3.5% and 11.0%, respectively, over the same periods of 1997. This improvement was attributable to the Company's increased sales and improved gross margin, coupled with its ability to leverage fixed costs.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Liquidity and Financial Condition

Current assets at October 3, 1998 were lower than the comparable assets as of January 3, 1998 due to a lower cash balance, offset in part by higher inventories required to support the growth of the Footaction business, increased prepaid expenses and other current assets. At October 3, 1998, the Company's cash balance was $9.3 million, representing a significant reduction from the year-end cash balance of $152.2 million. This reduction was due in part to the Company's execution of its stock repurchase program which, for the nine month period, represented $112.9 million of cash disbursements. During the third quarter ended October 3, 1998, the Company did not purchase any of its own stock. On October 22, 1998 the Company announced that the Board authorized a third share repurchase program for up to 2,450,000 shares.

The increase in current liabilities at October 3, 1998 compared to January 3, 1998 was due to an increase in notes payable along with a slight increase in accrued expenses, partially offset by a reduction in accounts payable. As of October 3, 1998, the Company had $41.7 million in unsecured borrowings, classified as notes payable. The Company has a $300 million unsecured revolving credit facility (the "Credit Facility"). The Credit Facility contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow and fixed charge coverage. The Company is in compliance with these covenants.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and borrowings, will be adequate to fund its expected operating expenses, working capital needs, capital expenditures, and projected growth and expansion plans for the foreseeable future. The Company believes that its current borrowing capacity is sufficient to take advantage of growth and investment opportunities.

The Company expects that it will retain all available funds for the operation and expansion of its business, and to fund future share repurchases and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco Subsidiaries.

Capital expenditures for the nine months ended October 3, 1998 were $51.0 million and were in line with the full year capital expenditure plan of approximately $65.0 million. These expenditures related primarily to the opening, remodeling, relocation or expansion of Footaction stores, investments in strategic management information systems and equipment for the Company's distribution network.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The Company has completed the conversion of certain functions to a Shared Services' Center in the third quarter of 1998. The new center currently supports the Company's two existing businesses providing shared back office support functions, including Accounts Payable, Store Accounting, Inventory Management, Asset Protection, Payroll Services and certain Systems' functions. The shared environment creates increased efficiency with capacity for future growth. The new facility is located in Dallas, Texas.

The Company has completed the consolidation of its distribution functions for the two businesses, Meldisco and Footaction, in its existing state-of-the-art distribution center located in Gaffney, South Carolina. Footaction's distribution center, located in Dallas, Texas, has been closed.

Year 2000 Update

General

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including hardware, accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, elevators, sprinkler systems, material handling equipment and heating, ventilating and air-conditioning systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts.

Project

Overall, the Company's Year 2000 Project ("Project") is proceeding on schedule toward its goal of remediating the Year 2000 issue as it applies to the Company without a material business impact. The Project is divided into three major sections --Infrastructure and Facilities; Applications Software; and Third-Party Suppliers, Trading Partners and Vendors ("Third Parties"). The compliance was performed or is expected to be performed by a combination of Company associates and consultants. The general phases common to all sections are inventory, prioritization and assessment; remediation and replacement; testing; and contingency planning.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

At October 3, 1998, the inventory, prioritization and assessment phase of each section of the Project had been substantially completed. The remediation and replacement phase of each section of the Project is ongoing. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or affect business operations and/or revenues. The testing phase of the Project is being performed by the Company. None of the Company's other IT projects have been delayed due to the Project.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company utilizes commercially available packaged software to support the majority of its application needs. A large majority of such packages have been represented by the respective vendors as Year 2000 compliant. Initial testing has to date confirmed this. Remaining business software programs not addressed by such commercially available packaged software have been inventoried, prioritized and assessed for Year 2000 compliance. Remediation of such software programs, where required, is ongoing and scheduled for completion by the end of 1998. During the first and second quarters of 1999 full integration testing is currently scheduled to be performed to confirm full remediation of Application Software. Contingency planning, as necessary, for this section is scheduled to begin in the first quarter of 1999.

The Infrastructure and Facilities section consists of computer equipment and software other than Applications Software and facilities operated by the Company. The majority of computer equipment and software other than Applications Software has been recently remediated by utilizing hardware and software represented as Year 2000 compliant by the respective vendors. Initial testing has to date confirmed this. The remainder of the Infrastructure has been inventoried, prioritized and assessed and remediation efforts are ongoing and currently scheduled for completion by the end of the first quarter 1999. The testing phase is ongoing as computer equipment and software other than Applications Software is remediated, upgraded or replaced. All material Infrastructure and Facility activities are expected to be completed by the end of the second quarter of 1999. This section also includes non-IT systems that are used in the operation of facilities operated by the Company. Integration testing to confirm Year 2000 compliance is scheduled to be completed by the end of the second quarter of 1999. Contingency planning for this section, if necessary, is scheduled to begin in the second quarter 1999.

The Third Parties section includes the process of identifying and prioritizing material suppliers, trading partners and vendors and communicating with them about their plans and progress in addressing the Year 2000 problem. Correspondence regarding the Year 2000 issue has been sent to all material suppliers, trading partners and vendors. The Company has been told by a large majority of material suppliers, trading partners and vendors that they expect to be Year 2000 compliant prior to the creation of material issues. The Company plans to conduct certain follow-up inquiries of such material suppliers, trading partners and vendors during the fourth quarter of 1998. Depending on the results of such follow-up, the Company is scheduled to develop contingency plans during the first quarter of 1999. If necessary, the Company intends to implement contingency plans during the second and third quarters of 1999.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Costs

The total cost associated with required steps to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.0 million. Current year expenditures are estimated to be $700,000 of which approximately $250,000 was expensed through October 3, 1998. The cost of completing the Year 2000 Project is estimated to be approximately $300,000. Funds for the Project are provided from existing operating budgets.

Risks

Although the Company anticipates minimal business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and the failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations, such as loss of communication links with store locations, loss of electric power, inability to process transactions and send purchase orders and disruption of the distribution channel. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's Kmart relationship is significant to the Company and the failure of Kmart to be Year 2000 compliant could have a material adverse effect on the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of Third Parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material Third Parties. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements" on the next page.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Forward-Looking Statements

This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should" or "anticipates" or similar statements or the negative thereof or other variations thereof. Such forward-looking statements include, without limitation, statements made as to cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; uncertainties related to consumer demand for footwear, warmer than expected weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

                         REVIEW BY INDEPENDENT AUDITORS

The October 3, 1998 and September 27, 1997 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG Peat Marwick LLP, commenting on their review, is included herein as Part I - Exhibit 1.

                                                              Part I - Exhibit 1

                      Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of October 3, 1998 and the related consolidated condensed statements of operations for the three and nine-month periods ended October 3, 1998 and September 27, 1997, respectively and cash flows for the nine-month periods ended October 3, 1998 and September 27, 1997, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

New York, New York
October 20, 1998

                          Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      a)    EXHIBIT INDEX

      Exhibit
      -------

            15    Accountants' Acknowledgment

            27    Financial Data Schedule

      b) Reports on Form 8-K - A report on Form 8-K was filed on October 23, 1998 announcing the Company's third quarter results and the Board's authorization to repurchase up to 2,450,000 shares of the Company's Common Stock, from time to time, in the open market.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOOTSTAR, INC.

                                  By:   /S/Carlos E. Alberini
                                        -------------------------------
                                        Carlos E. Alberini
                                        Senior Vice President and
                                        Chief Financial Officer

Date:  November 16, 1998