Form 10-K
period 1999-01-02
FOOTSTAR INC
filed 1999-04-01
CIK 1011308

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of January 2, 1999 was approximately $577 million.*

Number of shares outstanding of Common Stock, par value $.01 per share, at January 2, 1999: 23,522,750.

                       Documents Incorporated by Reference

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 1999: Part I, Item 1; Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

2. Portions of the Registrant's definitive Proxy Statement expected to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (January 2, 1999): Part III, Items 10, 11, 12 and 13.

                           Forward-Looking Statements

      This Report on Form 10-K and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to cost savings, capital expenditures, future cash needs, improvements in infrastructure, Year 2000 matters and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; uncertainties related to consumer demand for footwear, warmer than expected weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, Year 2000 risks and uncertainties, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report and the documents incorporated by reference as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievement not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

------------
* For purposes of this calculation, only voting stock beneficially owned by directors and executive officers or members of their immediate families has been excluded. In making such a calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.


                          Page 2 of 2-page Cover Page

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Footstar, Inc. (the "Company" or the "Registrant") is a holding company, which directly or indirectly, through its wholly-owned subsidiaries, owns the capital stock of the subsidiaries that operate its Footaction and Meldisco businesses and its discontinued Thom McAn segment. The Company was organized in Delaware on March 21, 1996 and became a publicly traded company as part of the overall restructuring of Melville Corporation ("Melville"). As part of that restructuring plan, Melville divested its ownership interest in the Company by means of a tax-free distribution to its stockholders on October 12, 1996 of all of the outstanding shares of common stock of the Company.

      The Company is principally a specialty retailer conducting business in the branded athletic footwear and apparel and discount footwear segments through its Footaction and Meldisco businesses, respectively. The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 30 of the Company's Annual Report to Shareholders for the year ended January 2, 1999 and is incorporated herein by reference.

      In general, the retailing business is seasonal in nature, with peak sales periods during the Easter, "Back-to-School" and Christmas selling periods. Competition is generally based upon such factors as price, style, quality, design of product and location and design of stores.

FOOTACTION:  THE BRANDED ATHLETIC FOOTWEAR AND APPAREL BUSINESS

      Footaction, which opened its first store in 1976, is a leading mall-based specialty retailer of branded athletic footwear, apparel and related accessories. Its primary customers are 12 to 24 year olds for whom having the most up-to-date athletic footwear and apparel is an important consideration. As of January 2,1999, Footaction operated 572 stores in 45 states and the Caribbean region. During 1998, the Company opened 42 new Footaction stores and remodeled, relocated or expanded 66 existing Footaction stores.

      Footaction's stores are located predominantly in enclosed regional malls anchored by major department stores to take advantage of customer traffic and the shopping preferences of Footaction's target customers. The athletic footwear industry, as well as Footaction, had a difficult year in 1998 with Footaction posting flat same store sales. Total sales increased 8% to $654 million and operating profit before non-recurring charges decreased 26% to $39 million. For the fiscal year ended January 2, 1999, Footaction accounted for approximately 36% of the Company's net sales and approximately 28% of the Company's operating profit.

      The ability of Footaction to maintain a high level of sales is dependent in part on a high volume of mall traffic, fashionability of branded athletic footwear and apparel, and the continued popularity of mall shopping among Footaction's primary customers. Its future growth is also dependent on its ability to open new stores in desirable mall locations. Unfavorable developments with respect to any of these factors could have a material adverse effect on the Company.

      Footaction--Merchandising

      Footaction seeks to be one of the first to offer the most current and innovative brand-name athletic footwear and apparel available to its target customer group. Footaction constantly monitors product trends to help identify styles which are, or may become, popular. Footaction carries the leading athletic footwear brands, including Nike, Adidas, Reebok, Fila, And 1, Converse, New Balance, Asics, K Swiss and Saucony. Footaction offers a selection of brand-name apparel and accessories including warm-up suits, T-shirts, athletic shorts, caps, socks and shoe care products. Athletic apparel and accessory brands include Nike, Adidas, Reebok, And 1 and Fila, among others. Footaction also offers footwear, apparel and accessories in fashion brands such as FUBU, DADA and Lugz. The following table sets forth the approximate percentage of Footaction's net sales attributable to footwear, apparel and accessories:

                Approximate Percentage of Footaction's Net Sales

                                  1998      1997      1996
                                  ----      ----      ----

                   Footwear        79%      78%        77%
                   Apparel         16%      16%        17%
                   Accessories      5%       6%         6%
                                  ----      ----     ----
                                  100%      100%      100%
                                  ====      ====     ====

      Footaction also seeks to differentiate itself from other branded athletic footwear and apparel retailers by increasing consumer awareness and name recognition of Footaction and establishing in the minds of its target customer group the perception that Footaction is one of the first to offer the latest styles. As part of this strategy, Footaction works with leading vendors such as Nike, Adidas, Reebok and Fila to design and develop product line exclusives, either unique designs or color variations.

      Footaction tailors merchandise assortments and store space allocations to customer preferences at each store location. This is accomplished by recognizing subtle differences in fashion preferences and demographic factors in the region or market in which each store is located. This store-by-store merchandising results in differences in brands, classifications, sizes, colors, and timing of the assortment and space allocated to present such merchandise. Footaction maintains information systems designed to manage aged inventory, assuring that its product lines remain current.

      Footaction--Marketing

      Footaction believes that its core customers--teens and young adults, age 12 to 24--constitute 54% of total branded athletic footwear sales. Within the target age group, male and female teens (age 12-17) are over-represented among Footaction customers, accounting for 32% of Footaction shoppers and 41% of sales.

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

      In-store visual merchandising programs are also an important part of Footaction's marketing effort. Footaction believes these initiatives create excitement at the store level and support the marketplace message that Footaction carries the latest products. Footaction enhances the presentation of new product with a "New Arrivals" tower for the latest lines, and uses "exclusive tags" to highlight products only available at Footaction.

      Another key component of Footaction's marketing strategy is its direct marketing effort aimed at increasing customer loyalty. Footaction has created a preferred customer card, called the Star Card, which is designed to build a marketing database that enables the chain to communicate directly with customers and gain more information about their buying habits. Star Card members receive individualized birthday greetings, selected vendor mailings and the Footaction Star magazine. As of the end of 1998 there were 3.7 million Star Card members. The Footaction Star magazine is a magazine/catalog combination that is mailed to Star Card holders at least four times a year. It is an entertaining and informative marketing tool featuring the latest in athletic footwear and apparel along with product availability dates. It also includes interviews with popular athletes who appear in current Footaction advertising campaigns, vendor profiles and other teen-relevant sports features.

      Footaction has a web site at www.footaction.com, which allows customers to view the latest in athletic footwear and apparel.

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

      Within the mall-based specialty athletic footwear retail environment, Footaction's primary competitors are Venator Athletic, The Finish Line and Athletes Foot. Venator Athletic is the largest athletic footwear retailer, offering multiple formats designed to compete in this market segment including Foot Locker, Lady Foot Locker, Kids Foot Locker, Champs, Athletic Express and Going To The Game. Footaction believes that it differentiates itself from its competitors by offering the latest styles demanded by fashion-conscious, status-oriented consumers in an exciting shopping environment. With the slower demand for athletic footwear, principally "hero" shoes associated with star athletes, there has been an increase in promotional activity among this group of retailers as compared to prior years. Footaction has also experienced competition from outside the malls, such as big box strip mall retailer Just for Feet and sporting goods super stores such as Sports Authority.

      As part of its restructuring plans, the Company announced that it would be closing approximately 30 underperforming Footaction Stores, reconfiguring Footaction merchandise assortments and refining store layouts to place greater emphasis on better-performing, higher-potential categories. There can be no assurances, however, that these measures will be successful or that in the future the above or other competitors will not have a material adverse effect on the Company.

MELDISCO:  THE DISCOUNT FOOTWEAR BUSINESS

      Meldisco has operated leased footwear departments in discount chains since 1961 and is the leading operator of leased footwear departments today. As of January 2, 1999, Meldisco operated leased footwear departments in 2,161 Kmart department stores, 357 former PayLess Drug Stores and Thrifty Drug Stores now operated under the name "Rite Aid stores," and 20 Tesco department stores located in the Czech Republic, Slovakia, Hungary, and Poland. As part of its restructuring plans, the Company announced it will be exiting the Central European business prior to the 1999 Christmas selling season. In its Kmart leased footwear departments, Meldisco sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers. The majority of the shoes offered by Meldisco in its leased footwear departments are private label brands, although Meldisco also sells some national brand merchandise at discounted prices.

      For the fiscal year ended January 2, 1999, Meldisco's net sales from Kmart's operations accounted for approximately 62% of the Company's net sales and 97% of Meldisco's net sales.

      Pursuant to an agreement between the Company and Kmart Corporation ("Kmart") entered into effective July 1, 1995, and amended as of March 1996 (collectively, the "Kmart Agreement"), and an agreement between the Company and Thrifty PayLess, Inc. a wholly owned subsidiary of Rite Aid Corporation, entered into in principle effective January 1, 1999, the Company has the exclusive right to operate the footwear departments in Kmart and in the former Payless/Thrifty drug stores now operated under the name Rite Aid ("Rite Aid stores"). All license agreements relating to the Kmart leased departments expire July 1, 2012 and all agreements relating to certain TPI stores have an initial term that expires December 31, 2001 with the option to extend the term until either party terminates upon six months prior written notice. The Kmart Agreement is subject to certain performance standards. Payments by the Company under all such license agreements are based on a percentage of sales, with additional payments under the Kmart Agreement to be made based on profits. The Company has a 51 percent equity interest and Kmart has a 49 percent equity interest in all the subsidiaries which operate leased departments in Kmart stores, with the exception of 40 such subsidiaries in which the Company has a 100 percent equity interest ("the Meldisco Subsidiaries"). The Company has a 100 percent equity interest in all the subsidiaries which operate leased departments in certain TPI stores.

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

      Meldisco--Merchandising

      Meldisco's merchandising strategy focuses on solidifying and building upon its current industry position while attracting Kmart shoppers who do not currently purchase their footwear at Kmart. The essence of this two-pronged strategy is to satisfy Meldisco's core customer with high in-stock availability rates of its footwear products while generating interest among Kmart's non-footwear shoppers by providing a wider selection of well-known national brands.

      Meldisco seeks to attract more affluent Kmart non-footwear shoppers into the footwear department from other areas of the store. To this end, Meldisco increasingly offers selected high-quality footwear licensed by well-known national brands at prices significantly lower than comparable merchandise sold by full-price retailers. These branded products are also intended to change customer perceptions of "sameness" among discount footwear retailers. Licensed brands available only at Meldisco include "Route 66," "Texas Steer," and "Cobbie Cuddlers," a brand name licensed from Nine West. Meldisco also launched in November 1997 the "Thom McAn" line of premium-quality shoes for men. The Thom McAn line for men was very successful in 1998 and was extended to include Women's and Children's styles. Meldisco is currently conducting consumer research to assess the fit of additional brands in terms of price, positioning, and discount category suitability.

      Meldisco's traditional strength has been in seasonal, work, value-priced athletic, women's casuals and children's shoes. Meldisco works to solidify its strength in these segments by ensuring high levels of customer service and satisfaction. Meldisco's "narrow and deep" merchandising strategy and its planned systems innovations are designed to ensure that each store is well stocked in product lines that are particularly popular with Meldisco's core customers. Meldisco's demand-driven merchandise replenishment system has been designed to permit inventory management at the store, style and size level.

      Meldisco is taking steps to increase customer perception of assortment availability without increasing store inventories. Meldisco believes that customer satisfaction and perception of assortment availability should improve as Meldisco develops and implements systems enabling it to offer the optimal product mix at the individual store level.

      Meldisco--Marketing

      Meldisco believes that Kmart's typical footwear shopper generally parallels the average Kmart softlines shopper who is a "busy, budget-conscious mom" in the 25 to 49 age group, employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. Meldisco's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional Kmart footwear shoppers while attracting more affluent current Kmart non-footwear shoppers into the footwear department from softlines and other areas of the store.

      Meldisco's marketing strategy is designed to convey to prospective Kmart customers that Meldisco carries the right combination of product selection, quality, and price to position Meldisco-operated Kmart leased footwear departments as their discount footwear destination of choice.

      This message is communicated through weekly advertising in Kmart's newspaper insert. Meldisco currently pays Kmart a sales promotional fee that Kmart applies toward its footwear advertisements in the Kmart weekly newspaper insert, a publication with a circulation of approximately 68 million. Meldisco advertises primarily through the Kmart newspaper insert but continuously evaluates other alternatives for promotion of its products. Meldisco's marketing strategy was supported by the announced Kmart "Big K" concept remodeling program which includes the relocation of the footwear department to an improved location near the center of the softlines area of the store. Meldisco shoe departments within Big K locations have out performed non-converted stores throughout 1998. As of January 2, 1999, Kmart had converted 57% of their chain to the Big K format.

      Meldisco--Competitive Environment

      The discount footwear industry is a highly competitive environment that has experienced significant consolidation. Competition within the discount segment is heavily concentrated among four retailers including Meldisco.
Payless ShoeSource, Inc. ("Payless") (which is not affiliated with PayLess Thrifty Drug Stores), and two discount department stores, Wal-Mart and Dayton Hudson's Target, are Meldisco's primary retail footwear competitors. These competitors have grown more rapidly and have substantially greater resources than the Company. The Company believes that it has been able to maintain its overall unit market share during this period of rapid growth by its primary competitors due to the relative strength of Meldisco's business. There can be no assurance however that in the future the operations of competitors will not have a material effect on the Company.

      J. Baker,Inc.'s JBI footwear division is Meldisco's primary competitor among operators of leased footwear departments. JBI footwear, through its subsidiaries, operates leased self-selection footwear departments in discount and promotional department store chains located throughout the U. S., including footwear departments at Bradlees, Ames and ShopKo stores. JBI footwear constitutes a competitor insofar as Meldisco is seeking to expand its leased footwear department operations. Neither JBI footwear nor any other operator, however, is a competitor with respect to Kmart since the Meldisco agreement with Kmart provides for Meldisco's continued operation of Kmart's footwear departments through 2012, unless terminated earlier in the case of breach or certain other limited circumstances.

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

Key Vendors

      Footaction's product sourcing is driven by its relationships with athletic footwear and apparel vendors. In 1998, approximately 80% of Footaction's net sales were generated by merchandise purchased from Nike, Adidas, Reebok and Fila with the most significant percentage attributable to Nike. The loss of the Company's relationship with certain key vendors could have a materially adverse impact on the Company.

Foreign Purchasing

      The Company's sourcing and purchasing of product is conducted by the merchandising department of each of its segments. A significant percentage of the Company's products are sourced or manufactured offshore, with China accounting for approximately 91% of all sources. There are risks inherent in foreign sourcing and manufacturing and although the Company has not historically experienced any material adverse effects from these risks, there can be no assurances that they will not have a material adverse effect in the future.

Trademarks and Service Marks

      The Company or its subsidiaries own all rights to "Footaction" for use as a trademark or service mark in connection with footwear and related products and services. The Company or its subsidiaries have registered or have common law rights to over 100 trademarks and/or service marks under which the Company markets private label merchandise or its services. The Company either has registered or is in the process of registering its trademarks and service marks in foreign countries in which it operates or may operate in the future. As necessary, the Company vigorously protects its trademarks and service marks both domestically and internationally.

Employees

      As of January 2, 1999, the Company had approximately 14,979 employees including approximately 8,738 at Meldisco and 6,068 at Footaction. As of January 2, 1999 Meldisco had approximately 3,276 full-time and 5,462 part-time employees and Footaction had approximately 1,595 full-time and 4,473 part-time employees.

Discontinuation of Thom McAn Segment

      Thom McAn, which had been part of Melville since 1922, was primarily a mall-based, specialty retailer, marketing moderately-priced men's and women's private label footwear and accessories. As a result of extreme competitive pressures in the moderately-priced footwear retail market, Melville decided to exit the Thom McAn business in 1996 by converting 76 Thom McAn stores to Footaction stores, and selling or closing the remaining locations. As of January 2, 1999, all Thom McAn stores are closed.

ITEM 2. PROPERTIES

      Footaction has a nationwide presence. As of January 2, 1999, it operated 572 stores in 45 states and the Caribbean. Footaction's prototype store design is a 4,000 to 6,500 square foot large store format, which the Company believes operates more profitably while satisfying the needs of its customers more effectively than its 2,500 square foot traditional store format. At January 2, 1999, 389 of the Company's 572 Footaction stores were of the large store format and 183 were of the traditional store format. Footaction stores are all leased with a typical lease term of 10 years. These leases call for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance, and percentage rent based on the store's sales volume.

      At January 2, 1999, Meldisco operated leased footwear departments in 2,538 stores. Collectively, these leased departments are located in all 50 states, Guam, the Caribbean, the Czech Republic, Slovakia, Hungary and Poland. All but 377 of the leased departments operated at January 2, 1999 were located in Kmart discount department stores. Of these 377 stores, 357 leased departments were located in Rite Aid stores and 20 in Tesco department stores.

      Kmart and Rite Aid stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in traditional Kmart stores average 2,900 square feet and 3,600 square feet in Super Kmart Centers. Meldisco's footwear departments in Rite Aid stores generally occupy approximately 100 linear feet of selling space.

Company headquarters and Meldisco's corporate offices are located in 190,000 square feet of leased office space in Mahwah, New Jersey. Footaction's corporate offices are located in 50,000 square feet of leased office space in Irving, Texas. The new Shared Service Center, that was opened in the fall of 1998, is located in 57,000 square feet of leased office space in Irving, Texas. Meldisco operates out of its two new distribution facilities located in Mira Loma, California and Gaffney, South Carolina, with a total of 906,500 square feet. In 1998 Footaction's Distribution facility was closed in Dallas, Texas. Footaction's distribution needs are now being handled by the distribution center in Gaffney, South Carolina.

ITEM 3. LEGAL PROCEEDINGS

      The Company is from time to time involved in routine litigation incidental to the conduct of its business, none of which, the Company believes, will have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 2, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information sets forth the name, age and business experience during the past five years of the executive officers of the Registrant. For each officer named below, the term of office extends to the date of the Board of Directors Meeting following the next Annual Meeting of Stockholders of the Company.

      J.M. Robinson, age 53, is and has been the Chairman, Chief Executive Officer and President of the Company since October 12, 1996. Mr. Robinson was President and Chief Executive Officer of the Meldisco division of Melville since June 1988.

      Carlos E. Alberini, age 43, is and has been the Senior Vice President, Chief Financial Officer of the Company since October 12, 1996. From February, 1996 to July 10, 1996, Mr. Alberini was the Acting Chief Financial Officer of Melville, having joined Melville in May 1995 as Vice President of Finance. Prior to that time, Mr. Alberini served as the Chief Financial Officer and Senior Vice President (1990-1995) of The Bon Ton Stores Inc., a chain of 64 department stores.

      Maureen Richards, age 42, is and has been the Vice President, General Counsel and Corporate Secretary of the Company since October 12, 1996. From October 1995, Ms. Richards had been Vice President, Corporate Counsel and Assistant Secretary of Melville and its Corporate and Trademark Counsel and Assistant Secretary from October 1991 to October 1995.

      Robert D. Ravener, Jr., age 40, is and has been the Vice President and Chief Personnel Officer of the Company since March 1998. From February 1997 to March 1998, Mr. Ravener was Director of Safety and Risk, and from February 1994 to February 1997, a Director of Human Resources for Pepsi-Cola Company.

                                     PART II

ITEM 5. MARKET PRICES OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is included in the Company's
Annual Report to Shareholders for the year ended January 2, 1999 on pages 9, 12 and 28 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999 on page 32 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999 on pages 9 through 13 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivatives

      The Company is not materially exposed to changes in the underlying values of its assets or liabilities nor is it materially exposed to changes in the value of expected foreign currency cashflows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments.

      Interest Rates

      The Company's investment and debt portfolios are short-term, seasonal in nature. The Company's investment portfolio consists of highly rated short-term marketable securities with peak amounts coinciding with the year-end peak selling season. The Company, from time to time, undertakes short-term borrowings to finance working capital. The Company's peak borrowing periods coincide with peak inventory purchases. The Company had no borrowings outstanding as of the fiscal year end.

      Foreign Exchange

      International operations constitute approximately 0.6% of 1998 net sales. Translating the income statements of these operations for the affects of foreign currency changes does not have a material impact on the Company's financial positions. The Company does not have material exposure to cash flows denominated in foreign currency nor have net foreign exchange gains or losses been material to operating results in the past three reporting periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999 on pages 14 through 32 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this report since such information will not be furnished in the Company's definitive proxy statement other than for Mr. Robinson.

      Any other information required by this Part III (Items 10, 11, 12 and 13) will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference. The Compensation Committee report on executive compensation and the performance graph included in such proxy statement shall not be deemed incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(l) Financial Statements

      The following financial statements and reports are incorporated by reference to pages 14 through 32 of the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999.

Independent Auditors' Report                                                  14

Consolidated Statements of Operations for the fiscal years
      ended January 2, 1999, January 3, 1998 and
      December 28, 1996                                                       15

Consolidated Balance Sheets as of January 2, 1999
      and January 3, 1998                                                     16

Consolidated Statements of Shareholders' Equity and
      Comprehensive Income for the fiscal years ended
      January 2, 1999, January 3, 1998 and December 28, 1996                  17

Consolidated  Statements  of Cash Flows for the fiscal
      years ended  January 2, 1999, January 3, 1998 and
      December 28, 1996                                                       18

Notes to Consolidated Financial Statements                                    19

(a)(2)  Schedules

The following schedules are included in Part IV of this Report:             Page

Independent Auditors' Report on Schedule                                     F-1

Schedule II - Valuation  and  Qualifying  Accounts  for the
      fiscal years ended January 2, 1999, January 3, 1998 and
      December 28, 1996                                                      F-2

Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b) Reports on Form 8-K

Current Report on Form 8-K dated October 25, 1998 was filed by the Company with the SEC relating to the stock repurchase program, third quarter results and outlook.

Current Report on Form 8-K dated December 4, 1998 was filed by the Company with the SEC relating to earnings.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FOOTSTAR, INC.


                                    By /s/ J. M. ROBINSON
                                       -----------------------------------------
                                       J. M. Robinson, Chairman of the Board,
                                       Chief Executive Officer and President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.


         Signature                     Title                        Date
         ---------                     -----                        ----

/s/ CARLOS E. ALBERINI        Senior Vice President and         March 29, 1999
-----------------------       Chief Financial Officer
    Carlos E. Alberini

/s/ ROBERT A. DAVIES, III     Director                          March 29, 1999
-------------------------
    Robert A. Davies, III

/s/ GEORGE S. DAY             Director                          March 29, 1999
-------------------------
    George S. Day

/s/ STANLEY P. GOLDSTEIN      Director                          March 29, 1999
-------------------------
    Stanley P. Goldstein

/s/ TERRY R. LAUTENBACH       Director                          March 27, 1999
-------------------------
    Terry R. Lautenbach

/s/ BETTYE MARTIN MUSHAM      Director                          March 29, 1999
-------------------------
    Bettye Martin Musham

/s/ KENNETH S. OLSHAN         Director                          March 27, 1999
-------------------------
    Kenneth S. Olshan

                    Independent Auditor's Report on Schedule

To the Board of Directors and Shareholders of Footstar, Inc.:

Under the date of February 8, 1999, we reported on the consolidated balance sheets of Footstar, Inc. and Subsidiary Companies as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 2, 1999, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended January 2, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in answer to Part IV, Item 14(a)(2) of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/KPMG LLP

Short Hills, NJ
February 8, 1999

                                   Schedule II
                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
       Years ended January 2, 1999, January 3, 1998 and December 28, 1996
                                 ($ in Millions)

                                              Additions
                                 Balance at   Charged to                 Balance
                                  Beginning   Costs and                  at End
        Description                of Year     Expenses   Deductions(1)  of Year
        -----------              ----------   ----------  -------------  -------

Accounts Receivable:

Allowance for Doubtful Accounts:

Year Ended January 2, 1999          $1.5        $ 1.7        $(2.0)       $1.2
                                    ====        =====        =====        ====

Year Ended January 3, 1998          $0.4        $ 1.1        $ 0.0        $1.5
                                    ====        =====        =====        ====

Year Ended December 28, 1996        $1.0        $(0.3)       $(0.3)       $0.4
                                    ====        =====        =====        ====

(1) Write-offs, net of recoveries

                                  Exhibit Index

Exhibit
Number                              DESCRIPTION

  2.1 Form of Distribution Agreement among Melville Corporation ("Melville"), Footaction Center, Inc., and Footstar, Inc. (incorporated by reference to Exhibit 2.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996).

  3.1 Amended and Restated Articles of Incorporation of Footstar, Inc. (incorporated by reference to Exhibit 3.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996).

  3.2 Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.2 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996).

  4.1 Rights Agreement, dated as of March 8, 1999 between Footstar, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes, as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.'s Form
            8-A dated March 9, 1999).

 10.1 Master Agreement, dated as of June 9, 1995, between Kmart Corporation and Footstar, Inc., as amended (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996. Certain portions of this Exhibit have been accorded confidential treatment).

 10.2 Tax Disaffiliation Agreement between Melville and Footstar, Inc. (incorporated by reference to Exhibit 10.2 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996).

 10.3 1996 Incentive Compensation Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.3 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996).*

 10.4 1996 Non-Employee Director Stock Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.4 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996).*

 10.5 Employment Agreements with Executive Officers (incorporated by reference to Exhibit 10.5 to Footstar, Inc.'s 1996 Annual Report on Form 10-K).*

 10.6 Credit Agreement, dated as of September 18, 1997, among the Banks listed therein, the Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and Footstar, Inc. (incorporated by reference to
            Exhibit 10.6 to Footstar, Inc.'s Form 10-Q dated November 10, 1997).

10.7(a) Amendment dated as of April 30, 1998 to Credit Agreement dated as of September 18, 1997, among the Banks listed therein, The Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and Footstar, Inc.

10.7(b) Amendment dated as of October 23, 1998 to Credit Agreement dated as of September 18, 1997, among the Banks listed therein, The
            Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and Footstar, Inc.

10.8        Footstar Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.8 to Footstar, Inc.'s 1996 Annual Report on Form 10-K).*

10.9 Supplemental Retirement Plan for select senior management (incorporated by reference to Exhibit 10.9 to Footstar, Inc.'s 1996 Annual Report on Form 10-K).*


13.1 Portions of Annual Report to Shareholders for the fiscal year ended January 2, 1999.

21.1        A list of subsidiaries of Footstar, Inc.

23.1        Consent of KPMG LLP.

27.1        Financial Data Schedule for the fiscal year ended January 2, 1999.

* Management contract or compensatory plan.