Form 10-Q
period 1999-04-04
FOOTSTAR INC
filed 1999-05-13
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 3, 1999
                               -------------

Commission File Number 1-11681

                                 FOOTSTAR, INC.
                                 --------------
             (Exact Name of Registrant as specified in its charter)

                Delaware                               22-3439443
                --------                               ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                933 MacArthur Boulevard, Mahwah, New Jersey 07430
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 934-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X    No _

Number of shares outstanding of the issuer's Common Stock:

         Class                                  Outstanding as of April 3, 1999
         -----                                  -------------------------------
Common Stock, $.01 par value                            22,102,048

                                      INDEX
                                      -----

Part I. - Financial Information                                         Page No.
                                                                        --------

Consolidated Condensed Statements of Operations -
         Three Months Ended April 3, 1999 and April 4, 1998                 3

Consolidated Condensed Balance Sheets -
         April 3, 1999 and January 2, 1999                                  4

Consolidated Condensed Statements of Cash Flows -
         For Three Months Ended April 3, 1999 and April 4, 1998             5

Notes to Consolidated Condensed Financial Statements                      6-9

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10-17

Review by Independent Auditors                                              18

Exhibit 1 - Independent Auditors' Review Report                             19

Part II. - Other Information

Item 6 - Exhibits and Reports on Form 8-K                                   20

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in millions, except per share data)

                                                      Three Months Ended
                                             -----------------------------------
                                              April 3, 1999        April 4, 1998
                                             ----------------     --------------

Net sales                                        $  439.1             $  400.9
Cost of sales                                       314.9                286.3
                                                 --------             --------
Gross profit                                        124.2                114.6
Store operating, selling,
    general and administrative
    expenses                                         99.6                 98.1
Depreciation and amortization                         9.4                  8.3
Restructuring and asset
    impairment reversal                              (2.9)                  --
                                                 --------             --------
Operating profit                                     18.1                  8.2
Interest (expense) income, net                       (0.3)                 0.8
                                                 --------             --------
Income before income taxes
    and minority interests                           17.8                  9.0
Provision for income taxes                            5.7                  3.0
                                                 --------             --------
Income before minority interests                     12.1                  6.0
Minority interests in net income                      3.6                  0.7
                                                 --------             --------
Net income                                       $    8.5             $    5.3
                                                 ========             ========

Weighted average shares outstanding:

Basic:                                               22.5                 26.7
                                                 ========             ========
Diluted:                                             22.6                 26.9
                                                 ========             ========
Earnings per share

Basic:                                           $   0.38             $   0.20
                                                 ========             ========
Diluted:                                         $   0.38             $   0.20
                                                 ========             ========

      See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                         April 3,                January 2,
                                           1999                    1999
                                        (Unaudited)              (Audited)
                                        -----------              ----------
ASSETS
------
Current Assets:
    Cash and cash equivalents             $   12.7                $   49.1
    Accounts receivable, net                  60.5                    52.0
    Inventories                              313.0                   280.2
    Prepaid expenses and other
      current assets                          50.6                    49.4
                                          --------                --------
Total current assets                         436.8                   430.7
    Property and equipment, net              211.4                   217.3
    Goodwill, net                             26.5                    26.6
    Deferred charges and other
      non-current assets                      11.0                    10.8
                                          --------                --------
Total assets                              $  685.7                $  685.4
                                          ========                ========
LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Accounts payable                      $  111.7                $  112.3
    Accrued expenses                         135.1                   143.8
    Income taxes payable                      12.1                    12.7
    Notes payable                             30.0                      --
                                          --------                --------
Total current liabilities                    288.9                   268.8
    Other long-term liabilities               46.8                    45.5
    Minority interests in subsidiaries        71.4                    67.8
                                          --------                --------
Total liabilities                            407.1                   382.1
                                          --------                --------
Shareholders' equity:
    Common stock $.0l par value:
      100,000,000
      shares authorized, 30,602,048 and
      30,591,575 shares issued                 0.3                     0.3
    Additional paid-in capital               338.9                   335.5
    Accumulated other comprehensive income    (0.1)                   (0.2)
    Treasury stock: 8,500,000 and
    7,068,825 shares at cost                (235.8)                 (200.8)
    Unearned compensation                     (7.0)                   (5.4)
    Retained earnings                        182.3                   173.9
                                          --------                --------
Total shareholders' equity                   278.6                   303.3
                                          --------                --------
Total liabilities and shareholders'
    equity                                $  685.7                $  685.4
                                          ========                ========

      See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                     Three Months Ended
                                            -----------------------------------
                                            April 3, 1999         April 4, 1998
                                            -------------         -------------

Net cash used in operating activities       $   (28.3)             $  (24.8)
                                            ---------              --------

Cash flows used in investing activities:
    Additions to property and equipment          (3.5)                (18.4)
                                            ---------              --------
Cash flows from (used in) financing
 activities:
    Treasury stock acquired                     (35.0)                (83.7)
    Proceeds from notes payable               1,529.7                    --
    Payments of notes payable                (1,499.7)                   --
    Other                                         0.4                   1.3
                                            ---------              --------
    Net cash used in financing activities        (4.6)                (82.4)
                                            ---------              --------
Net decrease in cash and cash equivalents       (36.4)               (125.6)

Cash and cash equivalents at beginning
 of period                                       49.1                 152.2
                                            ---------              --------
Cash and cash equivalents at end of period  $    12.7              $   26.6
                                            =========              ========

      See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 3, 1999 and the results of operations for the three-month period ended April 3, 1999 and April 4, 1998 and cash flows for the three months ended April 3, 1999 and April 4, 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K.

2. Accounting Pronouncements

The Company has implemented Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") for fiscal year end 1999. SFAS No. 131 also requires that public business enterprises report selected information also operating segments in interim financial reports issued to shareholders.

                                  Three Months Ended April 3, 1999
                     -----------------------------------------------------------
($ in millions)        Meldisco       Footaction      Corporate        Total
                     -----------------------------------------------------------


Net Sales              $273.5           $165.6           --           $439.1
Operating Profit          8.6             10.5         (1.0)            18.1

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

3. Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") effective January 4, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended April 3, 1999 and April 4, 1998 are as follows:

                                                  Three Months Ended
                                        ----------------------------------------
                                          April 3, 1999         April 4, 1998
                                        -------------------    -----------------
Comprehensive Income:

Net income                                     $8.5                  $5.3
Other comprehensive income -
    Foreign currency adjustment                 0.1                   0.2
                                        ===================    =================
Comprehensive income                           $8.6                  $5.5
                                        ===================    =================

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

4. Earnings per Share

      The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                 Three Months      Three Months
                                                Ended April 3,    Ended April 4,
                                                     1999             1998
                                                --------------    --------------


Basic EPS Computation
Numerator:
    Net Income                                     $       8.5      $       5.3
                                                   ===========      ===========
Denominator:
    Shares outstanding at beginning of year         23,522,750       27,872,207
    Deferred compensation shares earned
      not issued                                       172,669               --
    Weighted average shares repurchased             (1,226,331)      (1,146,405)
                                                   -----------      -----------
    Weighted average common shares
      outstanding                                   22,469,088       26,725,802
                                                   ===========      ===========
Basic EPS
                                                   $      0.38      $      0.20
                                                   ===========      ===========
Diluted EPS computation
Numerator:
    Net Income                                     $       8.5      $       5.3
                                                   ===========      ===========
Denominator:
    Shares outstanding at beginning of year         23,522,750       27,872,207
    Deferred compensation shares earned
      not issued                                       172,669               --
    Weighted average shares repurchased             (1,226,331)      (1,146,405)
                                                   -----------      -----------
    Weighted average common shares
      outstanding                                   22,469,088       26,725,802
    Dilutive effect of stock options                   128,525          190,565
                                                   -----------      -----------
      Total shares                                  22,597,613       26,916,367
                                                   ===========      ===========
Diluted EPS                                        $      0.38      $      0.20
                                                   ===========      ===========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5. Purchase of Treasury Stock

During the first quarter, ended April 3, 1999, the Company purchased 1,431,175 shares of its stock in the open market at an average price of $24.42 for an aggregate purchase amount of $35.0 million, to complete the Company's third share repurchase program, announced in the fourth quarter of 1998. Since the inception of the share repurchase programs in May 1997 through April 3, 1999, the Company has purchased a total of 8,500,000 shares at an average price of $27.74 for an aggregate purchase amount of $235.8 million. Treasury shares may be issued in connection with employee stock benefit plans or for other corporate purposes.

6. Restructure Reversal

In the first quarter of 1999 the Company reversed $2.9 million ($1.8 million after taxes) of the reserve created to consolidate its logistics networks and centralize certain accounting functions. The original reserve totaled $15.7 million ($9.9 million after taxes) with $1.1 million remaining in the reserve as of April 3, 1999.

7. Subsequent Event

On May 4, 1999 the Company announced that their Board of Directors authorized a fourth share repurchase program for up to 2,210,000 shares. Due to restrictive loan covenants, the Company is only able to execute approximately half of this program at current market prices, without first amending or refinancing its existing credit facility. However, both options are currently being evaluated.



8. Supplemental Cash Flow Information

                                                    Three Months Ended
                                           -------------------------------------
                                             April 3, 1999        April 4, 1998
                                           ----------------   ------------------

Cash paid for income taxes                       $6.2                 $8.9
Cash paid for interest                           $0.3                 $0.1

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

                                                           Three Months Ended
                                                     ---------------------------
                                                         April 3,      April 4,
($ in millions)                                           1999          1998
                                                     -------------  ------------

Company:
Net Sales                                                 $439.1        $400.9
Net sales % change from prior year                           9.5%          6.4%
Same store sales % change                                    6.7%         (0.7%)

Meldisco:
Net Sales                                                 $273.5        $236.3
Net sales % change from prior year                          15.7%         (1.2%)
Same store sales % change                                   14.3%         (4.6%)
% of consolidated net sales                                 62.3%         59.0%

Footaction:
Net Sales                                                 $165.6        $164.6
Net sales % change from prior year                           0.6%         19.6%
Same store sales % change                                   (4.7%)         6.9%
% of consolidated net sales                                 37.7%         41.0%


Consolidated net sales for the first quarter ended April 3, 1999, were $439.1 million, an increase of 9.5% from net sales of $400.9 million for the same period of 1998. Same store sales for the three month period increased 6.7% compared to the first quarter in 1998. Both divisions benefited from a shift in the calendar with Easter week falling in the first quarter selling period as opposed to last year when it fell in the second quarter. Meldisco posted a 15.7% increase in sales over last year, achieving increases across all categories, particularly sales of Women's product. Footaction's sales increased 0.6%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

over last year driven mainly by sales of promotional items. Sales of product made exclusively for Footaction, as well as sales of new launch product in both the basketball and cross-training categories were encouraging.

Cost of Sales and Expenses

                                                     Three Months Ended
                                             -----------------------------------
    (As a percent of net sales)                April 3, 1999       April 4, 1998
                                             ---------------     ---------------

    Cost of sales                                  71.7%               71.4%
    Store operating, selling, general and
      administrative expenses                      22.7%               24.5%
    Depreciation and amortization                   2.1%                2.1%


Cost of Sales

Cost of sales for the first quarter of 1999, as a percent of net sales, increased 30 basis points from the corresponding prior-year period. Meldisco experienced slight decreases in cost of sales this quarter. Footaction's cost of sales, as a percent of sales, increased slightly, primarily due to the under absorption of occupancy expenses, as a result of negative comparable store sales and performance at new stores.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses ("SG&A"), as a percent of sales, for the first quarter ended April 3, 1999 decreased 180 basis points as compared to the same prior year period. The SG&A rate was down significantly in both divisions reflecting effective expense control of discretionary spending at the store level. This resulted in improved leverage of fixed expenses on higher sales volume.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Operating Profit

                                                                      Three Months Ended
                                             -----------------------------------------------------------------
($ in millions)                                       April 3, 1999                      April 4, 1998
                                             ------------------------------      -----------------------------

Meldisco                                     $   8.6                3.1%             $  1.8                0.8%
Footaction (2)                                   9.0                5.4%                8.9                5.4%
Corporate overhead(2)                           (2.4)                --                (2.5)                --
Restructuring and asset                          2.9                 --                  --                 --
  impairment reversal                        =======                                 =======
    Total                                    $  18.1                4.1%             $  8.2                2.0%
                                             =======                                 =======

note: (1) percentages represent percent of net sales of the respective entities.

      (2) 1999 operating profit is presented before the restructuring reversal.

Operating profit, before the reversal of restructuring charges, for the first quarter period ended April 3, 1999, increased 85.4% over the same period of 1998. Footaction's operating profit before the reversal of restructuring charges, was flat to last year, as lower gross margins due to higher occupancy costs were offset by a lower rate of selling, general and administrative expenses. Meldisco's operating profit as a percent of net sales for the quarter increased 230 basis points over a year ago. This increase was predominantly driven by strong sales and tight expense control.

Liquidity and Financial Condition

The Company's financial position continues to be very strong. Accounts receivable increased over the comparable period a year ago due to the shift in the Easter holiday from the second quarter last year to the first quarter this year. Inventories were slightly lower than a year ago, with Meldisco's quarter-end inventories down by 9.6% and Footaction's up by 11.3% to support its square footage growth. Inventories at Footaction were slightly down on a square foot basis at April 3, 1999.

As of April 3, 1999, the Company had $30.0 million in unsecured borrowings, classified as notes payable. The Company has a $300 million unsecured revolving credit facility (the "Credit Facility"). The Credit Facility contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow and fixed charge coverage. The Company is in compliance with these covenants.

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

The Company expects that it will retain all available funds for the operation and expansion of its business and to fund future share repurchases, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco Subsidiaries. In April 1999, after the end of the fiscal quarter, the Company distributed $38.0 million representing Kmart's normal dividend for their minority interest on net income for fiscal year 1998.

Capital expenditures for the three months ended April 3, 1999 were $3.5 million and were in line with the full year capital expenditure plan of approximately $30 million. These expenditures related primarily to the opening, remodeling, relocation or expansion of Footaction stores, investments in strategic management information systems and equipment for our distribution systems.

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

Project

Overall, the Company's Year 2000 Project ("Project") is proceeding on schedule toward its goal of remediating the Year 2000 issue as it applies to the Company without a material business impact. The Project is divided into three major sections -- Infrastructure and Facilities, Applications Software, and third-party suppliers, trading partners and vendors ("Third Parties"). Virtually all of the compliance was performed or is expected to be performed by Company associates. The general phases common to all sections are inventory; prioritization and assessment; remediation and replacement; testing; and contingency planning.

As of April 3, 1999, the inventory, prioritization and assessment phase of each section of the Project had been substantially completed for all material items. The remediation and replacement phase of each section of the Project has also been substantially completed for all material items. Material items are those believed by the Company to have a significant risk involving the safety of individuals, or that may cause damage to property or affect business operations and/or revenues. The testing phase of the Project is being performed by the Company in 1999. None of the Company's other IT projects have been delayed due to the Project.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company utilizes commercially available packaged software to support the majority of its application needs. A large majority of such packages have been represented by the respective vendors as Year 2000 compliant. Initial testing has to date confirmed this. Remaining business software programs not addressed by such commercially available packaged software have been inventoried, prioritized and assessed for Year 2000 compliance. Remediation of such software programs, where required, is completed and is currently undergoing integration testing. Such integration testing is scheduled to be completed by approximately the end of the second quarter of 1999. Contingency planning for this section, as necessary, is ongoing.

The Infrastructure and Facilities section consists of major computer equipment and software other than Applications Software and facilities operated by the Company. The majority of such computer equipment and software other than Applications Software has been recently remediated by utilizing hardware and software represented as Year 2000

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

compliant by the respective vendors. Initial testing has to date confirmed this. The remainder of the major Infrastructure has been inventoried, prioritized and assessed and remediation efforts are ongoing and currently scheduled for completion by approximately the end of the second quarter of 1999. The testing phase is ongoing, as computer equipment and software other than Applications Software is remediated, upgraded or replaced. All material Infrastructure and Facility activities are expected to be completed by approximately the end of the second quarter of 1999. This section also includes major non-IT systems that are used in the operation of facilities operated by the Company. Integration testing to confirm Year 2000 compliance is scheduled to be completed by approximately the end of the second quarter of 1999. Contingency planning for this section has begun and will continue as required.

The Third Parties section includes the process of identifying and prioritizing major suppliers, trading partners and vendors, and communicating with them about their plans and progress in addressing the Year 2000 problem. Correspondence regarding the Year 2000 issue has been sent to all material suppliers, trading partners and vendors. The Company has been told by such material suppliers, trading partners and vendors that they expect to be Year 2000 compliant prior to the creation of material issues. However, Nike, a significant vendor for our Footaction division, has publicly stated that a substantial number of their significant suppliers and customers have not responded to Nike's surveys or have not provided assurance of their Year 2000 readiness or have not responded with sufficient detail for Nike to determine their Year 2000 readiness. The Company will monitor this situation and will work with Nike, if necessary, to develop contingency plans. The Company has conducted certain follow-up inquiries of such major suppliers, trading partners and vendors. The Company has begun to develop initial contingency plans and will continue as necessary. If necessary, the Company intends to implement contingency plans during the second, third and fourth quarters of 1999. The Company as part of its contingency planning has begun looking at the possibility of taking delivery of certain merchandise in December, 1999 rather than January, 2000 as originally planned. With respect to the Company's Meldisco division, the Company believes that such division's suppliers have adequate capacity in a majority of situations to address such early delivery. With respect to the Company's Footaction division, the Company believes that there may be capacity issues with certain of such division's suppliers which may limit such division's ability to take delivery of certain merchandise early, which issues could impact the viability of such a plan with respect to such suppliers.

Costs

The total cost associated with the required steps to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.2 million excluding payroll costs of the Company's internal personnel. The total amount expended on the Project through April 3, 1999 was $0.9 million of which $0.2 million was spent in 1999. All of these costs were expensed. The future cost of completing the Year 2000 Project is estimated to be approximately $0.3 million excluding any costs for contingency plans and any costs if third parties experience Year 2000 problems. Funds for the Project are provided from existing operating budgets.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Risks

Although the Company anticipates minimal business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and the failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations, such as loss of communication links with store locations, loss of electric power, inability to process transactions and send purchase orders, inability to interact with providers of banking and other services and disruption of the supply of product and distribution channel (including, but not limited to ports, transportation vendors and U.S. Customs). A majority of the Company's products are sourced from Asia. From the Company's investigation and other third party sources, including key vendor disclosures, the Company believes that the factories which produce the Company's products have limited Year 2000 exposure because of the limited amount of automation, however, the Company does have concerns regarding infrastructure in Asia such as electric power and telecommunications. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's Kmart and Nike relationships are significant to the Company and the failure of Kmart or Nike to be Year 2000 compliant or to have Year 2000 issues could have a material adverse effect on the Company. The Company's Meldisco division is dependent on Kmart's system and in-store environment and disruptions in either or both could have a material adverse affect on the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of Third Parties, the Company is unable to determine at this time what the consequences of Year 2000 failures will be and therefore whether they will have a material impact on the Company's results of operations, liquidity or financial condition.

The Year 2000 Project is intended to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material Third Parties. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements."

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Forward-Looking Statements

This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to cost savings, capital expenditures, future cash needs, improvements in infrastructure, Year 2000 matters and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; uncertainties related to consumer demand for footwear, warmer than expected weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, Year 2000 risks and uncertainties, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievement not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

                         REVIEW BY INDEPENDENT AUDITORS

The April 3, 1999 and April 4, 1998 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG LLP, commenting on their review, is included herein as Part I
- Exhibit 1.

                                                              Part I - Exhibit 1

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of April 3, 1999 and the related consolidated condensed statements of operations for the three month periods ended April 3, 1999 and April 4, 1998, respectively and cash flows for the three-month periods ended April 3, 1999 and April 4, 1998, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of January 2, 1999 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 2, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                     /S/KPMG LLP

Short Hills, New Jersey
April 20, 1999

                          Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a)       EXHIBIT INDEX

Exhibit

         15        Accountants' Acknowledgment

         27        Financial Data Schedule

b) Reports on Form 8-K - A report on Form 8-K was filed on January 7, 1999 announcing the Company's year end results and the 1998 restructuring plan.

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

Date: May 12, 1999