Form 10-Q
period 1999-07-03
FOOTSTAR INC
filed 1999-08-04
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  July 3, 1999

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

                                  Yes   X    No
                                       ---     ---

Number of shares outstanding of the issuer's Common Stock:

         Class                              Outstanding as of July 3, 1999
         -----                              ------------------------------

Common Stock, $.01 par value                         21,412,568

                                      INDEX

Part I. - Financial Information                                         Page No.
                                                                        --------
Consolidated Condensed Statements of Operations -
         Three and Six Months Ended July 3, 1999 and July 4, 1998              3

Consolidated Condensed Balance Sheets -
         July 3, 1999 and January 2, 1999                                      4

Consolidated Condensed Statements of Cash Flows -
         For Six Months Ended July 3, 1999 and July 4, 1998                    5

Notes to Consolidated Condensed Financial Statements                         6-9

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10-19

Review by Independent Auditors                                                20

Exhibit 1 - Independent Auditors' Review Report                               21


Part II. - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders                  22

Item 6 - Exhibits and Reports on Form 8-K                                     23

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                     ($ in millions, except per share data)

                                           Three Months Ended   Six Months Ended
                                           ------------------   ----------------
                                           July 3,   July 4,   July 3,   July 4,
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
Net sales                                 $ 479.0   $ 462.6   $ 918.1   $ 863.5
Cost of sales                               321.3     312.9     636.2     599.1
                                            -----     -----     -----     -----
Gross Profit                                157.7     149.7     281.9     264.4
Store operating, selling, general and
  administrative expenses                    99.6      94.6     199.3     192.8
Depreciation and amortization                 9.1       8.3      18.4      16.6
Restructuring and asset impairment
  reversal                                     --        --      (2.9)       --
                                            -----     -----     -----     -----
Operating profit                             49.0      46.8      67.1      55.0
Interest expense (income), net                0.9       0.6       1.2      (0.2)
                                            -----     -----     -----     -----
Income before income taxes and minority
  interests                                  48.1      46.2      65.9      55.2
Provision for income taxes                   15.0      14.6      20.7      17.6
                                            -----     -----     -----     -----
Income before minority interests             33.1      31.6      45.2      37.6
Minority interests in net income             14.6      14.2      18.2      14.9
                                            -----     -----     -----     -----
Net income                                  $18.5     $17.4     $27.0     $22.7
                                            =====     =====     =====     =====
Weighted average shares outstanding:
Basic:                                       22.0      24.6      22.2      25.7
                                            =====     =====     =====     =====
Diluted:                                     22.4      25.1      22.5      26.0
                                            =====     =====     =====     =====
Earnings per share
Basic:                                      $0.84     $0.71     $1.22     $0.89
                                            =====     =====     =====     =====
Diluted:                                    $0.83     $0.69     $1.20     $0.87
                                            =====     =====     =====     =====

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                          July 3,     January 2,
                                                           1999          1999
                                                       (Unaudited)    (Audited)
                                                       -----------    ---------
ASSETS
Current Assets:
     Cash and cash equivalents                           $ 11.2         $ 49.1
     Accounts receivable, net                              46.0           52.0
     Inventories                                          312.5          280.2
     Prepaid expenses and other current assets             49.9           49.4
                                                        -------        -------
Total current assets                                      419.6          430.7
     Property and equipment, net                          207.3          217.3
     Goodwill, net                                         26.3           26.6
     Deferred charges and other non-current assets          9.5           10.8
                                                        -------        -------
Total assets                                            $ 662.7        $ 685.4
                                                        =======        =======
LIABILITIES and SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable                                   $ 124.8        $ 112.3
     Accrued expenses                                     129.6          143.8
     Income taxes payable                                   7.0           12.7
     Notes payable                                         36.7             --
                                                        -------        -------
Total current liabilities                                 298.1          268.8
     Other long-term liabilities                           45.7           45.5
     Minority interests in subsidiaries                    47.8           67.8
                                                        -------        -------
Total liabilities                                         391.6          382.1
                                                        -------        -------
Shareholders' equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,620,668 and 30,591,575
        shares issued                                       0.3            0.3
     Additional paid-in capital                           339.6          335.5
     Accumulated other comprehensive income                (0.2)          (0.2)
     Treasury stock: 9,208,100 and 7,068,825
         shares at cost                                  (262.8)        (200.8)
     Unearned compensation                                 (6.7)          (5.4)
     Retained earnings                                    200.9          173.9
                                                        -------        -------
Total shareholders' equity                                271.1          303.3
                                                        -------        -------
Total liabilities and shareholders' equity              $ 662.7        $ 685.4
                                                        =======        =======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                           Six Months Ended
                                                     ---------------------------
                                                     July 3, 1999   July 4, 1998
                                                     ------------   ------------
Net cash provided by (used in) operating
  activities                                            $  33.7      $   (4.8)
                                                        -------      --------
Cash flows used in investing activities:
     Additions to property and equipment                   (8.5)        (35.3)
                                                        -------      --------
Cash flows from (used in) financing activities:
     Dividends paid to minority interests                 (38.1)        (36.3)
     Treasury stock acquired                              (62.0)       (112.9)
     Net proceeds from notes payable                       36.7          49.0
     Other                                                  0.3            --
                                                        -------      --------
     Net cash used in financing activities                (63.1)       (100.2)
                                                        -------      --------
Net decrease in cash and cash equivalents                 (37.9)       (140.3)

Cash and cash equivalents at beginning of period           49.1         152.2
                                                        -------      --------
Cash and cash equivalents at end of period              $  11.2      $   11.9
                                                        =======      ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 3, 1999 and the results of operations for the three and six-month periods ended July 3, 1999 and July 4, 1998 and cash flows for the six months ended July 3, 1999 and July 4, 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K.

2.    Accounting Pronouncements

The Company has implemented Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") for the fiscal year ending January 1, 2000. SFAS No. 131 also requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders.

                                         Three Months Ended July 3, 1999
                                  --------------------------------------------
                                  Meldisco    Footaction   Corporate    Total
                                  --------------------------------------------

Net Sales                          $329.2       $149.8         --       $479.0
Operating Profit                     44.8          6.1       (1.9)        49.0
Operating Profit before
  restructuring reversal             44.8          6.1       (1.9)        49.0

                                          Six Months Ended July 3, 1999
                                  --------------------------------------------
                                  Meldisco    Footaction   Corporate     Total
                                  --------------------------------------------
Net Sales                          $602.7       $315.4         --       $918.1
Operating Profit                     53.4         16.6       (2.9)        67.1
Operating Profit before
  restructuring reversal             53.4         15.1       (4.3)        64.2

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

3.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") effective January 4, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended July 3, 1999 and July 4, 1998 are as follows:

                                 Three Months Ended         Six Months Ended
                                ---------------------     ---------------------
                                 July 3,     July 4,       July 3,     July 4,
                                  1999        1998          1999        1998
                                 -------     -------       -------     -------
Comprehensive Income:
Net income                        $18.5      $17.4          $27.0       $ 22.7
Other comprehensive (loss)
  income - Foreign currency
  adjustment                       (0.1)        --             --          0.2
                                  =====      =====          =====       ======
Comprehensive income              $18.4      $17.4          $27.0       $ 22.9
                                  =====      =====          =====       ======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

4.  Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                               Three Months Ended                     Six Months Ended
                                                         ------------------------------       -------------------------------
                                                         July 3, 1999      July 4, 1998       July 3, 1999       July 4, 1998
                                                         ------------      ------------       ------------       ------------
 Numerator for Basic and Diluted EPS - Net Income              $18.5             $17.4              $27.0              $22.7
                                                          ==========        ==========         ==========         ==========
 Denominator:
 Shares outstanding at beginning of period                22,102,048        25,248,307         23,522,750         27,872,207

 Weighted average deferred compensation shares
     earned not issued                                       178,628                --            161,019                 --

 Weighted average shares repurchased                       (238,957)         (643,252)         (1,442,996)        (2,206,778)
                                                          ----------        ----------         ----------         ----------
 Denominator for Basic EPS -Weighted average
     common shares outstanding                            22,041,719        24,605,055         22,240,773         25,665,429
                                                          ----------        ----------         ----------         ----------
 Dilutive effect of stock options                            402,233           474,561            278,900            344,156
                                                          ----------        ----------         ----------         ----------
 Denominator for Diluted EPS- Adjusted weighted
     average common shares outstanding                    22,443,952        25,079,616         22,519,673         26,009,585
                                                          ----------        ----------         ----------         ----------
 Basic EPS                                                     $0.84             $0.71              $1.22              $0.89
                                                          ==========        ==========         ==========         ==========
 Diluted EPS                                                   $0.83             $0.69              $1.20              $0.87
                                                          ==========        ==========         ==========         ==========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.  Purchase of Treasury Stock

During the second quarter ended July 3, 1999, the Company purchased 708,100 shares of its stock in the open market at an average price of $38.14 per share for an aggregate purchase amount of $27.0 million. The total shares purchased year-to-date were 2,139,275 at an average price of $28.96 for an aggregate purchase amount of $62.0 million. Since May 1997, when the first share repurchase program was approved by the Company's Board, through July 3, 1999, the Company has purchased a total of 9,208,100 shares at an average price of $28.54 per share for an aggregate purchase amount of $262.8 million. Treasury shares may be issued in connection with employee stock benefit plans or for other corporate purposes.

6.  Subsequent Event

On August 3, 1999, the Company announced an amendment to its $300 million unsecured revolving credit facility which eases a certain restrictive covenant that had limited its ability to repurchase stock. This amendment will give the Company the flexibility to complete the current share repurchase program of 2,210,000 shares. As of the close of the second quarter, the Company had repurchased 708,100 shares of its stock under this program for an aggregate amount of $27.0 million.


7.  Supplemental Cash Flow Information

                                                  Six Months Ended
                                         ---------------------------------
                                         July 3, 1999         July 4, 1998
                                         ------------         ------------
   Cash paid for income taxes               $25.6                 $19.7
   Cash paid for interest                   $ 1.9                 $ 1.6

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

                                                     Three Months Ended
                                                -----------------------------
($ in millions)                                 July 3, 1999     July 4, 1998
                                                ------------     ------------
Company:
Net Sales                                         $479.0             $462.6
Net sales % change from prior year                   3.5%               8.6%
Same store sales % change                            1.6%               3.9%

Meldisco:
Net Sales                                          $329.2            $316.6
Net sales % change from prior year                    4.0%              4.9%
Same store sales % change                             2.4%              4.4%
% of consolidated net sales                          68.7%             68.4%

Footaction:
Net Sales                                          $149.8            $146.0
Net sales % change from prior year                    2.6%             17.4%
Same store sales % change                             0.0%              2.7%
% of consolidated net sales                          31.3%             31.6%

Consolidated net sales for the second quarter ended July 3, 1999, were $479.0 million, an increase of 3.5% from net sales of $462.6 million for the same period of 1998. Same store sales for the three month period increased 1.6% compared to the second quarter in 1998. Meldisco posted a 4.0% increase in sales over last year driven by strong sales of branded footwear, including Thom McAn and Cobbie Cuddlers. Footaction's sales increased 2.6% over last year. Gains in Running and Basketball product were offset by lower sales of Jordan product and apparel resulting in flat same store sales for the period.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended
                                               ------------------------------
($ in millions)                                 July 3, 1999      July 4, 1998
                                                ------------      ------------
Company:
Net Sales                                         $918.1            $863.5
Net sales % change from prior year                   6.3%              7.5%
Same store sales % change                            4.0%              1.7%

Meldisco:
Net Sales                                          $602.7            $552.9
Net sales % change from prior year                    9.0%              2.2%
Same store sales % change                             7.4%              0.3%
% of consolidated net sales                          65.6%             64.0%

Footaction:
Net Sales                                          $315.4            $310.6
Net sales % change from prior year                    1.5%             18.5%
Same store sales % change                            (2.5%)             4.9%
% of consolidated net sales                          34.4%             36.0%

Net sales for the six months ended July 3, 1999, were $918.1 million, an increase of 6.3% from net sales of $863.5 million for the 1998 comparable period, while same store sales for the six months increased by 4.0%. Meldisco posted a 9.0% increase in sales over last year with increases across all categories. Sales at Footaction increased over last year by 1.5%, driven by the sale of running and basketball product.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cost of Sales and Expenses
                                                       Three Months Ended
                                                 -------------------------------
(As a percent of net sales)                      July 3, 1999       July 4, 1998
                                                 ------------       ------------
Cost of sales                                        67.1%              67.6%
Store operating, selling, general and
     administrative expenses                         20.8%              20.4%
Depreciation and amortization                         1.9%               1.8%

                                                         Six Months Ended
                                                 -------------------------------
(As a percent of net sales)                      July 3, 1999       July 4, 1998
                                                 ------------       ------------
Cost of sales                                        69.3%              69.4%
Store operating, selling, general and
     administrative expenses                         21.7%              22.3%
Depreciation and amortization                         2.0%               1.9%

Cost of Sales

Cost of sales for the second quarter of 1999, as a percent of net sales, decreased 50 basis points from the corresponding prior-year period. Meldisco experienced higher gross margins, as a percent of sales, in the second quarter of 1999 than in the same 1998 period due to higher initial markon and lower markdowns. Footaction's gross margin, as a percent of sales, decreased due to higher markdowns and increased occupancy expenses.

Cost of sales for the six months ended July 3, 1999, as a percent of net sales, decreased by 10 basis points from the comparable 1998 period. This decrease was due to the improved Meldisco margin partially offset by increased markdowns and higher occupancy costs at Footaction.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses ("SG&A"), as a percent of sales, for the second quarter ended July 3, 1999 were 40 basis points higher than the comparable period of 1998. Meldisco's SG&A rate increased by 70 basis points during the quarter due to higher occupancy costs as a result of the increased sales and higher sales promotion expenses. This increase was offset by Footaction's 30 basis point decrease in the quarter due to lower selling expenses.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

SG&A expenses, as a percent of sales, for the six months ended July 3, 1999 were 60 basis points lower than the comparable 1998 period. Meldisco's SG&A rate decreased by 50 basis points due to decreased selling expenses. Footaction's SG&A rate decreased by 80 basis points due partly to lower sales promotion expense.

Operating Profit

                                                Three Months Ended
                                 ----------------------------------------------
($ in millions)                      July 3, 1999                July 4, 1998
                                 ------------------          ------------------
Meldisco (1)                     $44.8        13.6%          $40.7        12.8%
Footaction (1)                     6.1         4.1%            8.0         5.5%
Corporate overhead                (1.9)         --            (1.9)         --
Restructuring and  asset
   impairment reversal              --          --              --          --
                                 -----                       -----
      Total (1)                  $49.0        10.2%          $46.8        10.1%
                                 =====                       =====

note: (1) percentages represent percent of net sales of the respective entities

                                                Six Months Ended
                                 ----------------------------------------------
($ in millions)                      July 3, 1999                July 4, 1998
                                 ------------------          ------------------
Meldisco (1)                     $53.4         8.9%          $42.5         7.7%
Footaction (1) , (2)              15.1         4.8%           16.9         5.4%
Corporate overhead (2)            (4.3)          --           (4.4)         --
Restructuring and asset
   impairment reversal             2.9           --             --          --
                                 -----                       -----
      Total (1)                  $67.1         7.3%          $55.0         6.4%
                                 =====                       =====

note: (1) percentages represent percent of net sales of the respective entities.
      (2) 1999 operating profit is presented before the restructuring reversal.

Operating profit for the second quarter ended July 3, 1999 increased 4.7% over the same period of 1998. Footaction's operating profit decreased 23.8% from last year; lower gross margins due to higher markdowns and increased occupancy costs were only partially offset by a lower rate of selling, general and administrative expenses. Meldisco's operating profit as a percent of net sales

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

for the quarter increased 80 basis points over a year ago. This increase was predominantly driven by strong sales, a higher gross margin and tight expense control. Operating profit for the six month period ended July 3, 1999, before the reversal of restructuring charges, improved 90 basis points, which is an increase of 16.7% from the same period in 1998. This improvement was attributable to a 120 basis point improvement at Meldisco offset by a 60 basis point decrease before the restructuring reversal at Footaction.

Liquidity and Financial Condition

The Company's financial position continues to be very strong. Inventories were lower than a year ago, with Meldisco's quarter-end inventories down by 5.7% and Footaction's down by 5.3%. Inventories at Footaction were also down on a square foot basis at July 3, 1999.

As of July 3, 1999, the Company had $36.7 million in unsecured borrowings, classified as notes payable. The Company has a $300 million unsecured revolving credit facility (the "Credit Facility"). The Credit Facility contains various operating covenants, which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of cash flow and fixed charge coverage. The Company is in compliance with these covenants.

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

The Company expects that it will retain all available funds for the operation and expansion of its business and to fund future share repurchases, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco Subsidiaries. In April 1999, after the end of the first fiscal quarter, the Company distributed $38.1 million representing Kmart's normal dividend for their minority interest on net income for fiscal year 1998.

Capital expenditures for the six months ended July 3, 1999 were $8.5 million. These expenditures related primarily to the opening, remodeling, relocation or expansion of Footaction stores, investments in strategic management information systems and equipment for our distribution

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

systems. The Company estimates that for the full year 1999, capital expenditures will not exceed $30 million.

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

As of July 3, 1999, the inventory, prioritization and assessment phase of each section of the Project had been substantially completed for all material items. The remediation and replacement phase of each section of the Project had also been substantially completed for all material items. Material items are those believed by the Company to have a significant risk involving the safety of individuals, or that may cause damage to property or affect business operations and/or revenues. The testing phase of the Project is being performed by the Company in 1999. None of the Company's other IT projects have been delayed due to the Project.

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company utilizes commercially available packaged software to support the majority of its application needs. A large majority of such packages have been represented by the respective vendors as Year 2000 compliant. Initial testing has to date confirmed this. Remaining business software programs not addressed by such commercially available packaged software have been inventoried, prioritized and assessed for Year 2000 compliance. Remediation of such software programs, where required, is completed and the Company has substantially completed its integration testing. During the third quarter of 1999, the Company will conduct further integration testing jointly with certain material third parties. Contingency planning for this section, as necessary, is ongoing. The Infrastructure and Facilities section consists of major computer equipment and software other than Applications Software and facilities operated by the Company. The majority of such computer equipment and software other than Applications Software has been recently remediated by utilizing hardware and software represented as Year 2000 compliant by the respective vendors. Initial testing has to date confirmed this. The remainder of the major Infrastructure has been inventoried, prioritized and assessed and remediation efforts are ongoing and are substantially completed and are expected to be fully completed by approximately the end of the third quarter of 1999. The testing phase is ongoing, as computer equipment and software other than Applications Software is remediated, upgraded or replaced. All material Infrastructure and Facility activities are substantially completed and are expected to be fully completed by approximately the end of the third quarter of 1999. This section also includes major non-IT systems that are used in the operation of facilities operated by the Company. Contingency planning for this section has begun and will continue as required.

The Third Parties section includes the process of identifying and prioritizing major suppliers, trading partners and vendors, and communicating with them about their plans and progress in addressing the Year 2000 problem. Correspondence regarding the Year 2000 issue has been sent to all material suppliers, trading partners and vendors. The Company has been told by such material suppliers, trading partners and vendors that they expect to be Year 2000 compliant prior to the creation of material issues. However, Nike, a significant vendor for our Footaction division, has

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

publicly stated that a substantial number of their significant suppliers and customers have not responded to Nike's surveys or have not provided assurance of their Year 2000 readiness or have not responded with sufficient detail for Nike to determine their Year 2000 readiness. The Company will monitor this situation and will work with Nike, if necessary, to develop contingency plans. In addition, Reebok, a vendor for Footaction had publicly stated that it was in the process of replacing its legacy systems with a global information system infrastructure developed by SAP partially to address Reebok's Year 2000 issues and had also stated that there were substantial risks that problems could arise in the implementation or that such system would not be fully effective by the end of 1999. Subsequently, Reebok stated that it is postponing the implementation of its new global information system infrastructure until the year 2000 and instead will be addressing its Year 2000 issues by remediating its existing legacy systems. If Reebok fails to be Year 2000 compliant the Company does not believe it will have a material impact on the Company based on the Company's current level of business with Reebok. However, the Company will continue to monitor this situation and will work with Reebok, if necessary, to develop contingency plans.

The Company has conducted certain follow-up inquiries of its major suppliers, trading partners and vendors. The Company has begun to develop initial contingency plans and will continue as necessary. If necessary, the Company intends to implement contingency plans during the third and fourth quarters of 1999. The Company as part of its contingency planning is planning to take delivery of certain merchandise in December, 1999 rather than January, 2000 as originally planned. There is no guarantee that the Company will receive early delivery of all such merchandise. With respect to the Company's Meldisco division, the Company believes that such division's suppliers have adequate capacity in a majority of situations to address such early delivery. With respect to the Company's Footaction division, the Company believes that there may be capacity issues with certain of such division's suppliers which may limit such division's ability to take delivery of certain merchandise early, which issues could impact the viability of such a plan with respect to such suppliers.

Costs

The total cost associated with the required steps to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.5 million excluding payroll costs of the Company's internal personnel. The total amount expended on the Project through July 3, 1999 was $1.1 million of which $0.4 million was spent in 1999. All of these costs were expensed. The future costs for completing the Year 2000 Project are estimated to be approximately $0.4 million excluding any costs for contingency plans and any costs if third parties experience Year 2000 problems. Funds for the Project are provided from existing operating budgets.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Risks

Although the Company anticipates minimal business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and the failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations, such as loss of communication links with store locations, loss of electric power, inability to process transactions and send purchase orders, inability to interact with providers of banking and other services and disruption of the supply of product and distribution channel (including, but not limited to ports, transportation vendors and U.S. Customs). A majority of the Company's products are sourced from Asia. From the Company's investigation and other third party sources, including key vendor disclosures, the Company believes that the factories which produce the Company's products have limited Year 2000 exposure because of the limited degree of automation, however, the Company does have concerns regarding infrastructure in Asia such as electric power and telecommunications. Such potential failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's Kmart and Nike relationships are significant to the Company and the failure of Kmart or Nike to be Year 2000 compliant or to have Year 2000 issues could have a material adverse effect on the Company. The Company's Meldisco division is dependent on Kmart's system and in-store environment and disruptions in either or both could have a material adverse effect on the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of Third Parties, the Company is unable to determine at this time what the consequences of Year 2000 failures will be and therefore whether they will have a material impact on the Company's results of operations, liquidity or financial condition.

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

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

Forward-Looking Statements

This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements or the negative thereof or other

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

variations. Such forward-looking statements include, without limitation, statements relating to cost savings, capital expenditures, future cash needs, improvements in infrastructure, Year 2000 matters and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties related to consumer demand for footwear; unseasonable weather; consumer acceptance of the Company's merchandise mix; retail locations; product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, Year 2000 risks and uncertainties, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievement will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievement not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

                         REVIEW BY INDEPENDENT AUDITORS

The July 3, 1999 and July 4, 1998 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG LLP, commenting on their review, is included herein as Part I
- Exhibit 1.

                                                              Part I - Exhibit 1

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of July 3, 1999 and the related consolidated condensed statements of operations for the three and six month periods ended July 3, 1999 and July 4, 1998, respectively and cash flows for the six-month periods ended July 3, 1999 and July 4, 1998, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Short Hills, New Jersey
July 20, 1999

                          Part II. - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 3, 1999. The stockholders elected all of management's nominees for the Board of Directors to serve until the Annual Meeting of Stockholders in 2002 and ratified the appointment of KPMG LLP as the Corporation's auditors for fiscal 1999.

The voting results are as follows:

Election of Directors

                                                            Broker
                                 For         Withheld      Non-Votes
                             ---------------------------------------
Dr. George S. Day            16,230,072     3,520,302         --
Bettye Martin Musham         16,229,086     3,521,288         --
Kenneth S. Olshan            16,230,127     3,520,247         --

Ratification of Auditors
                                                                         Broker
                                 For           Against    Abstain      Non-Votes
                            ----------------------------------------------------
                             19,728,707        10,300     11,367           --

Item 6 - Exhibits and Reports on Form 8-K

a)  EXHIBIT INDEX

Exhibit

    15  Accountants' Acknowledgment

    27  Financial Data Schedule

b)  Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FOOTSTAR, INC.

                                          By: /S/CARLOS E. ALBERINI
                                              ----------------------------
                                          Carlos E. Alberini
                                          Senior Vice President and
                                          Chief Financial Officer

Date:  August 4, 1999