Form 10-Q
period 1999-10-02
FOOTSTAR INC
filed 1999-11-15
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For The Quarterly Period Ended October 2, 1999
                                                ---------------

                         Commission File Number 1-11681
                                                -------

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

                                                     Yes   X     No _

Number of shares outstanding of the issuer's Common Stock:

         Class                                 Outstanding as of October 2, 1999
         -----                                 ---------------------------------

Common Stock, $.01 par value                          20,838,548

                                      INDEX



Part I. - Financial Information                                         Page No.
                                                                        --------

Consolidated Condensed Statements of Operations -
  Three and Nine Months Ended October 2, 1999 and October 3, 1998           3

Consolidated Condensed Balance Sheets -
  October 2, 1999 and January 2, 1999                                       4

Consolidated Condensed Statements of Cash Flows -
  For Nine Months Ended October 2, 1999 and October 3, 1998                 5

Notes to Consolidated Condensed Financial Statements                      6-9

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                         10-18

Review by Independent Auditors                                             19

Exhibit 1 - Independent Auditors' Review Report                            20


Part II. - Other Information

Item 6 - Exhibits and Reports on Form 8-K                                  21

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in millions, except per share data)


                                                               Three Months Ended                    Nine Months Ended
                                                       --------------------------------      -------------------------------
                                                         October 2,          October 3,      October 2,           October 3,
                                                            1999                1998            1999                 1998
                                                       ------------          ----------      ----------           ----------
Net sales                                                 $470.3               $472.6         $1,388.3             $1,336.1
Cost of sales                                              322.4                326.7            958.5                925.8
                                                          ------               ------         --------             --------
Gross profit                                               147.9                145.9            429.8                410.3
Store operating, selling, general and
    administrative expenses                                100.5                 97.9            299.7                290.7

Depreciation and amortization                                8.6                  9.2             27.1                 25.8

Restructuring and asset impairment reversal                   --                   --             (2.9)                  --
                                                          ------               ------         --------             --------
Operating profit                                            38.8                 38.8            105.9                 93.8
Interest expense, net                                        0.4                  0.4              1.6                  0.2

                                                          ------               ------         --------             --------
Income before income taxes and minority
     interests                                              38.4                 38.4            104.3                 93.6
Provision for income taxes                                  12.0                 12.2             32.7                 29.9
                                                          ------               ------         --------             --------
Income before minority interests                            26.4                 26.2             71.6                 63.7
Minority interests in net income                             8.4                  7.8             26.6                 22.6
                                                          ------               ------         --------             --------
Net income                                                 $18.0               $ 18.4             45.0             $   41.1
                                                          ======               ======         ========             ========

Weighted average shares outstanding:
Basic:                                                      21.3                 24.5             21.9                 25.3
                                                          ======               ======         ========             ========
Diluted:                                                    21.7                 24.8             22.3                 25.6
                                                          ======               ======         ========             ========

Earnings per share
Basic:                                                     $0.85              $ 0.75             $2.05             $   1.63
                                                          ======               ======         ========             ========
Diluted:                                                   $0.83              $ 0.74             $2.02             $   1.60
                                                          ======               ======         ========             ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)


                                                                     October 2,      January 2,
                                                                        1999            1999
                                                                    (Unaudited)      (Audited)
                                                                    -----------      ----------
ASSETS
------
Current Assets:
     Cash and cash equivalents                                       $   10.0        $   49.1
     Accounts receivable, net                                            40.6            52.0
     Inventories                                                        314.9           280.2
     Prepaid expenses and other current assets                           50.1            49.4
                                                                     --------        --------
Total current assets                                                    415.6           430.7
     Property and equipment, net                                        205.4           217.3
     Goodwill, net                                                       26.1            26.6
     Deferred charges and other non-current assets                        8.4            10.8
                                                                     ========        ========
Total assets                                                         $  655.5        $  685.4
                                                                     ========        ========
LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                                                $  101.4        $  112.3
     Accrued expenses                                                   130.6           143.8
     Income taxes payable                                                14.2            12.7
     Notes payable                                                       41.9              --
                                                                     --------        --------
Total current liabilities                                               288.1           268.8
     Other long-term liabilities                                         41.3            45.5
     Minority interests in subsidiaries                                  56.2            67.8
                                                                     --------        --------
Total liabilities                                                       385.6           382.1
                                                                     --------        --------
Shareholders' equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,629,348 and 30,591,575
        shares issued                                                     0.3             0.3
     Additional paid-in capital                                         340.0           335.5
     Accumulated other comprehensive income                              (0.3)           (0.2)
      Treasury stock: 9,790,800 and 7,068,825
         shares at cost                                                (282.4)         (200.8)
     Unearned compensation                                               (6.7)           (5.4)
     Retained earnings                                                  219.0           173.9
                                                                     --------        --------
Total shareholders' equity                                              269.9           303.3
                                                                     ========        ========
Total liabilities and shareholders' equity                           $  655.5        $  685.4
                                                                     ========        ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                                                  Nine Months Ended
                                                                            ----------------------------

                                                                            October 2,        October 3,
                                                                              1999              1998
                                                                            ----------        ----------
Net cash provided by operating activities                                    $ 54.0            $ 15.6
                                                                             ------            ------

Cash flows used in investing activities:
     Additions to property and equipment                                      (15.5)            (51.0)
                                                                             ------            ------

Cash flows provided by (used in) financing activities:
     Dividends paid to minority interests                                     (38.1)            (36.3)
     Treasury stock acquired                                                  (81.6)           (112.9)
     Net proceeds from notes payable                                           41.9              41.7
     Other                                                                      0.2                --
                                                                             ------            ------
     Net cash used in financing activities                                    (77.6)           (107.5)
                                                                             ------            ------
Net decrease in cash and cash equivalents                                     (39.1)           (142.9)

Cash and cash equivalents at beginning of period                               49.1             152.2
                                                                             ------            ------

Cash and cash equivalents at end of period                                   $ 10.0            $  9.3
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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 2, 1999 and the results of operations for the three and nine-month periods ended October 2, 1999 and October 3, 1998, respectively, and cash flows for the nine months ended October 2, 1999 and October 3, 1998, respectively. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K.

2. Accounting Pronouncements

The Company has implemented Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") for the fiscal year ending January 1, 2000. SFAS No. 131 requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders.

                                                              Three Months Ended October 2, 1999
                                                  ------------------------------------------------------------
                                                     Meldisco      Footaction      Corporate        Total
                                                  ------------------------------------------------------------

Net Sales                                             $292.2         $178.1            --         $  470.3
Operating Profit                                        24.6           16.0          (1.8)            38.8
Operating Profit before
  restructuring reversal                                24.6           16.0          (1.8)            38.8

                                                               Nine Months Ended October 2, 1999
                                                  ------------------------------------------------------------
                                                     Meldisco      Footaction      Corporate        Total
                                                  ------------------------------------------------------------

Net Sales                                             $894.9         $493.4            --         $1,388.3
Operating Profit                                        78.0           32.6          (4.7)           105.9
Operating Profit before
  restructuring reversal                                78.0           31.1          (6.1)           103.0

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

3. Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") effective January 4, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended October 2, 1999 and October 3, 1998 are as follows:


                                                           Three Months Ended                       Nine Months Ended
                                                  ------------------------------------    -------------------------------------
                                                    October 2,          October 3,            October 2,           October 3,
                                                       1999               1998                  1999                 1998
                                                  -------------      ----------------     ----------------        -------------
Comprehensive Income:
Net income                                            $18.0               $18.4                $45.0                $41.1
Other comprehensive (loss) income - Foreign
     currency adjustment                               (0.1)               --                   (0.1)                 0.2
                                                      =====               =====                =====                =====
Comprehensive income                                  $17.9               $18.4                $44.9                $41.3
                                                      =====               =====                =====                =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

4. Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                                 Three Months Ended                     Nine Months Ended
                                                           ------------------------------      ----------------------------------
                                                            October 2,        October 3,        October 2,           October 3,
                                                               1999              1998              1999                 1998
                                                           ------------      ------------      ------------         -------------
 Numerator for Basic and Diluted EPS - Net
     Income                                                 $      18.0      $       18.4       $      45.0         $      41.1
                                                            ===========      ============       ===========         ===========

 Denominator:
 Shares outstanding at beginning of period                   21,412,568        24,536,262        23,522,750          27,872,207

 Weighted average deferred compensation shares earned
     not issued                                                 180,277                --           167,438                  --

 Weighted average shares (repurchased)/issued                  (301,712)            2,373        (1,765,961)         (2,582,376)
                                                            -----------      ------------       -----------         -----------

 Denominator for Basic EPS -Weighted average common
     shares outstanding                                      21,291,133        24,538,635        21,924,227          25,289,831
                                                            -----------      ------------       -----------         -----------


 Dilutive effect of stock options                               394,865           272,949           326,080             328,900
                                                            -----------      ------------       -----------         -----------
 Denominator for Diluted EPS- Adjusted weighted
     average common shares outstanding
                                                             21,685,998        24,811,584        22,250,307          25,618,731
                                                            -----------      ------------       -----------         -----------


 Basic EPS                                                  $      0.85      $       0.75       $      2.05         $      1.63
                                                            ===========      ============       ===========         ===========


 Diluted EPS                                                $      0.83      $       0.74       $      2.02         $      1.60
                                                            ===========      ============       ===========         ===========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5. Purchase of Treasury Stock

During the third quarter ended October 2, 1999, the Company purchased 582,700 shares of its stock in the open market at an average price of $33.66 per share for an aggregate purchase amount of $19.6 million. The total shares purchased year-to-date were 2,721,975 at an average price of $29.97 for an aggregate purchase amount of $81.6 million. Since May 1997, when the first share repurchase program was approved by the Company's Board, through October 2, 1999, the Company has purchased a total of 9,790,800 shares at an average price of $28.84 per share for an aggregate purchase amount of $282.4 million. Treasury shares may be issued in connection with employee stock benefit plans or for other corporate purposes.

6. Restructure Reversal

In the first quarter of 1999 the Company reversed $2.9 million ($1.8 million after taxes) of the reserve created to consolidate its logistics networks and centralize certain accounting functions. The original reserve totaled $15.7 million ($9.9 million after taxes) with $0.6 million remaining in the reserve as of October 2, 1999.

7. Supplemental Cash Flow Information

                                                Nine Months Ended
                                           ---------------------------
                                            October 2,      October 3,
                                               1999           1998
                                           -----------      ----------

Cash paid for income taxes                    $32.1           $31.8
Cash paid for interest                        $ 2.7           $ 2.4

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

General

Footstar, Inc. (the "Company") became an independent company after the Board of Directors of Melville Corporation ("Melville") approved the spin-off of its footwear operations. The spin-off was completed with the distribution on October 12, 1996 to the Melville shareholders of record on October 2, 1996 of all the shares of the Company.

                                                       Three Months Ended
                                              ----------------------------------
                                                October 2,          October 3,
($ in millions)                                    1999                1998
                                              -------------        -------------
Company:
Net Sales                                        $470.3              $472.6
Net sales % change from prior year                 (0.5%)               1.9%
Same store sales % change                          (1.5%)               0.4%

Meldisco:
Net Sales                                        $292.2              $288.3
Net sales % change from prior year                  1.4%               (1.7%)
Same store sales % change                           0.1%               (0.8%)
% of consolidated net sales                        62.1%               61.0%

Footaction:
Net Sales                                        $178.1              $184.3
Net sales % change from prior year                 (3.4%)               7.9%
Same store sales % change                          (4.0%)               2.7%
% of consolidated net sales                        37.9%               39.0%


Consolidated net sales for the third quarter ended October 2, 1999, were $470.3 million, a decrease of 0.5% from net sales of $472.6 million for the same period of 1998. Same store sales for the three-month period decreased 1.5% compared to the third quarter of 1998. Meldisco posted a 1.4% increase in sales over last year. With virtually flat same store sales, Venture store acquisitions played a key role in Meldisco's sales increase. Also important to these sales results were the continued strong performances of the Thom McAn brand across all categories and the Women's categories of sandals, branded athletics and sport shoes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Footaction's sales decreased 3.4% over last year. Positive results in running were offset by continued lower sales of Jordan related product and apparel. During the quarter, Footaction closed thirteen stores of those identified in connection with the 1998 restructuring and impairment charge. Negotiations with landlords to close the remaining stores continue at the time of this filing and the Company expects additional closures in the fourth quarter.


                                                        Nine Months Ended
                                                -------------------------------
                                                  October 2,        October 3,
($ in millions)                                      1999              1998
                                                ---------------    ------------

Company:
Net Sales                                         $1,388.3          $1,336.1
Net sales % change from prior year                     3.9%              5.5%
Same store sales % change                              2.0%              1.3%

Meldisco:
Net Sales                                         $  894.9          $  841.2
Net sales % change from prior year                     6.4%              0.9%
Same store sales % change                              4.9%             (0.1%)
% of consolidated net sales                           64.5%             63.0%

Footaction:
Net Sales                                         $  493.4          $  494.9
Net sales % change from prior year                    (0.3%)            14.3%
Same store sales % change                             (3.1%)             4.0%
% of consolidated net sales                           35.5%             37.0%


Net sales for the nine months ended October 2, 1999, were $1,388.3 million, an increase of 3.9% from net sales of $1,336.1 million for the 1998 comparable period, while same store sales for the nine months increased by 2.0%. Meldisco posted a 6.4% increase in sales over last year with increases across all categories. Sales at Footaction decreased over last year by 0.3%. Increased sales in footwear were not sufficient to offset the sales decrease in apparel and accessories.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cost of Sales and Expenses

                                                     Three Months Ended
                                             --------------------------------
                                               October 2,          October 3,
(As a percent of net sales)                       1999                1998
                                             -------------       ------------

Cost of sales                                    68.6%               69.1%
Store operating, selling, general and
     administrative expenses                     21.4%               20.7%
Depreciation and amortization                     1.8%                1.9%

                                                        Nine Months Ended
                                             --------------------------------
                                              October 2,          October 3,
(As a percent of net sales)                       1999                1998
                                             -------------       ------------

Cost of sales                                    69.0%               69.3%
Store operating, selling, general and
     administrative expenses                     21.6%               21.8%
Depreciation and amortization                     2.0%                1.9%

Cost of Sales

Cost of sales for the third quarter of 1999, as a percent of net sales, decreased 50 basis points from the corresponding prior-year period. Meldisco experienced an increase in gross margin in the third quarter of 1999 versus the same 1998 period due to decreases in occupancy and distribution costs. Footaction's gross margin for the third quarter of 1999, as a percent of sales, increased slightly compared to the same period last year due to an increase in initial markon partially offset by the reversed leverage due to increased occupancy costs and declining same store sales.

Cost of sales for the nine months ended October 2, 1999, as a percent of net sales, decreased by 30 basis points from the comparable 1998 period. Improved margins at Meldisco resulting from lower markdowns were partially offset by increased markdowns and occupancy costs at Footaction.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses ("SG&A"), as a percent of sales, for the third quarter ended October 2, 1999 were 70 basis points higher than the comparable period of 1998. Meldisco's SG&A rate increased by 50 basis points during the quarter due to higher selling expenses. Footaction's SG&A rate increased 80 basis points during the quarter due to continued funding of our inventory pipeline optimization project and the expansion of the Star Club program to all stores.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

SG&A expenses, as a percent of sales, for the nine months ended October 2, 1999 were 20 basis points lower than in the comparable 1998 period. Meldisco's SG&A rate decreased by 20 basis points due to improved leverage of fixed expenses as a result of increased store sales. Footaction's SG&A rate decreased by 20 basis points due to lower selling and supervisory expenses.

Operating Profit

                                         Three Months Ended
                             -----------------------------------------
($ in millions)                     October 2,           October 3,
                                      1999                 1998
                             ------------------     ------------------

Meldisco (1)                 $  24.6       8.4%     $  23.3       8.1%
Footaction (1)                  16.0       9.0%        17.5       9.5%
Corporate overhead              (1.8)       --         (2.0)       --
Restructuring and asset
   impairment reversal            --        --           --        --
                             =======                =======
      Total (1)              $  38.8       8.3%     $  38.8       8.2%
                             =======                =======

Note: (1) percentages represent percent of net sales of the respective entities.


                                          Nine Months Ended
                             -----------------------------------------
($ in millions)                   October 2,             October 3,
                                    1999                   1998
                             ------------------     ------------------


Meldisco (1)                 $  78.0       8.7%     $  65.8       7.8%
Footaction (1) , (2)            31.1       6.3%        34.4       7.0%
Corporate overhead (2)          (6.1)       --         (6.4)       --
Restructuring and asset
   impairment reversal           2.9        --           --        --
                             =======                =======
      Total (1)              $ 105.9       7.6%     $  93.8       7.0%
                             =======                =======


Note: (1) percentages represent percent of net sales of the respective entities.
      (2) 1999 operating profit is presented before the restructuring reversal.


Operating profit for the third quarter ended October 2, 1999 was flat versus the same period of 1998. Footaction's operating profit decreased 8.6% from last year due to lower sales combined with planned expenses incurred to support the inventory pipeline optimization project and to expand the Star Club program. Meldisco's operating margin, for the quarter increased 30 basis points over a year ago. This increase was driven by lower distribution and occupancy costs. Footstar's operating

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

profit for the nine-month period ended October 2, 1999, before the reversal of restructuring charges, improved 9.8% from the same period in 1998. This improvement was attributable to a 90 basis point operating margin gain at Meldisco which was driven by the division's sales increase. These gains were offset by a 70 basis point decrease at Footaction before the restructuring reversal.

Liquidity and Financial Condition

Inventories were lower than a year ago, with Meldisco's quarter-end inventories 5.5% lower and Footaction's 11.1% lower. Inventories at Footaction also declined on a per square foot basis at October 2, 1999.

As of October 2, 1999, the Company had $41.9 million in unsecured borrowings, classified as notes payable under uncommitted facilities. Interest expense on notes payable for the nine months ended October 2, 1999 was $1.6 million compared to $0.2 million for the same period in 1998. This increase was the result of the Company's execution of its share repurchase programs. The Company also has a $300 million unsecured committed revolving credit facility (the "Credit Facility"). The Credit Facility contains various operating covenants, which, among other conditions, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to ratios of debt coverage and fixed charge coverage. The Company is in compliance with these covenants. There were no amounts outstanding under the Credit Facility at the end of the third quarter.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and borrowings, will be adequate to fund its expected operating expenses, working capital needs, capital expenditures, and projected growth and expansion plans for the foreseeable future. The Company believes that its current borrowing capacity is sufficient to take advantage of investment and expansion opportunities.

The Company expects that it will retain all available funds for the operation and expansion of its business and to fund future share repurchases, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Pursuant to its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in the Meldisco subsidiaries.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Capital expenditures for the nine months ended October 2, 1999 were $15.5 million. These expenditures related primarily to the opening, remodeling, relocation or expansion of Footaction stores, investments in strategic management information systems and equipment for our distribution systems. The Company estimates that for the full year 1999, capital expenditures will not exceed $30 million.

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

As of October 2, 1999, the inventory, prioritization and assessment, remediation and replacement and testing phases of each section of the Project had been substantially completed for all material items. Material items are those believed by the Company to have a significant risk involving the safety of individuals, or that may cause damage to property or affect business operations and/or revenues. None of the Company's other IT projects have been delayed due to the Project.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company utilizes commercially available packaged software to support the majority of its application needs. A large majority of such packages have been represented by the respective vendors as Year 2000 compliant. Testing to date has confirmed this. Remaining business software programs not addressed by such commercially available packaged software have been inventoried, prioritized and assessed for Year 2000 compliance. Remediation of such software programs, where required, is completed and the Company has substantially completed its integration testing. The Company has substantially completed integration testing jointly with certain material third parties. Additional integration testing and re-testing will be completed during the fourth quarter of 1999. Contingency planning for this section, as necessary, is ongoing. The Infrastructure and Facilities section consists of major computer equipment and software other than Applications Software and facilities operated by the Company. The majority of such computer equipment and software other than Applications Software has been recently remediated by utilizing hardware and software represented as Year 2000 compliant by the respective vendors. Testing to date has confirmed this. The remainder of the major Infrastructure has been inventoried, prioritized and assessed, remediated and/or replaced and tested. All material Infrastructure and Facility activities are substantially complete. This section also includes major non-IT systems that are used in the operation of facilities operated by the Company. Contingency planning for this section has begun and will continue as required.

The Third Parties section includes the process of identifying and prioritizing major suppliers, trading partners and vendors, and communicating with them about their plans and progress in addressing the Year 2000 problem. Correspondence regarding the Year 2000 issue has been sent to all material suppliers, trading partners and vendors. The Company has been told by such material suppliers, trading partners and vendors that they expect to be Year 2000 compliant prior to the creation of material issues. However, Nike, a significant vendor for our Footaction division, has publicly stated that a substantial number of their significant suppliers and customers have not responded to Nike's surveys or have not provided assurance of their Year 2000 readiness or have not responded with sufficient detail for Nike to determine their Year 2000 readiness. The Company has been monitoring this situation and will work with Nike, if necessary, to develop contingency plans. In addition, Reebok, a vendor for Footaction had publicly stated that it was in the process of replacing its legacy systems with a global information system infrastructure developed by SAP partially to address Reebok's Year 2000 issues and had also stated that there were substantial risks that problems could arise in the implementation or that such system would not be fully effective by the end of 1999. Subsequently, Reebok stated that it is postponing the implementation of its new global information system infrastructure until the year 2000 and instead will be addressing its Year 2000 issues by remediating its existing legacy systems. If Reebok fails to be Year 2000 compliant the Company does not believe it will have a material impact on the Company based on the Company's current level of business with Reebok. However, the Company will continue to

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

monitor this situation and will work with Reebok, if necessary, to develop contingency plans. The Company has conducted certain follow-up inquiries of its major suppliers, trading partners and vendors. The Company has begun to develop initial contingency plans and will continue as necessary. If necessary, the Company intends to implement contingency plans during the fourth quarter of 1999. The Company as part of its contingency planning is planning to take delivery of certain merchandise in December, 1999 rather than January, 2000 as originally planned. There is no guarantee that the Company will receive early delivery of all such merchandise. With respect to the Company's Meldisco division, the Company believes that such division's suppliers have adequate capacity in a majority of situations to address such early delivery. With respect to the Company's Footaction division, the Company believes that there may be capacity issues with certain of such division's suppliers which may limit such division's ability to take delivery of certain merchandise early, which issues could impact the viability of such a plan with respect to such suppliers.

Costs

The total cost associated with the required steps to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.5 million excluding payroll costs of the Company's internal personnel. The total amount expended on the Project through October 2, 1999 was $1.3 million of which $0.6 million was spent in 1999. All of these costs were expensed. The future costs for completing the Year 2000 Project are estimated to be approximately $0.2 million excluding any costs for contingency plans and any costs if third parties experience Year 2000 problems. Funds for the Project are provided from existing operating budgets.

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

The Year 2000 Update, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

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

                         REVIEW BY INDEPENDENT AUDITORS


The October 2, 1999 and October 3, 1998 consolidated condensed financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors in accordance with established professional standards and procedures for such a limited review.

The report of KPMG LLP, commenting on their review, is included herein as Part I
- Exhibit 1.

                                                              Part I - Exhibit 1


                       Independent Auditors' Review Report


The Board of Directors and Shareholders
Footstar, Inc.


We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of October 2, 1999 and the related consolidated condensed statements of operations for the three and nine month periods ended October 2, 1999 and October 3, 1998, respectively and cash flows for the nine-month periods ended October 2, 1999 and October 3, 1998, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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


Short Hills, New Jersey
October 18, 1999

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


                               FOOTSTAR, INC.


                           By: /S/ CARLOS E. ALBERINI
                               -------------------------
                               Carlos E. Alberini
                               Senior Vice President and
                               Chief Financial Officer



Date:  November 15, 1999