Form 10-K
period 2000-01-01
FOOTSTAR INC
filed 2000-03-31
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000
                         Commission File Number 1-11681

                                 FOOTSTAR, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     22-3439443
             --------                                     ----------
     (State of incorporation)                  (IRS Employer Identification No.)

                933 MacArthur Boulevard, Mahwah, New Jersey 07430
                -------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 934-2000
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
Title of each class                                      on which registered
--------------------------------------------------------------------------------
Common Stock (par value $.01 per share)                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


                                                     Page 1 of 2 page Cover Page

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of January 1, 2000 was approximately $607 million.*

Number of shares outstanding of Common Stock, par value $.01 per share, at January 1, 2000: 20,123,983.

                       Documents Incorporated by Reference

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000: Part I, Item 1; Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

2. Portions of the Registrant's definitive Proxy Statement expected to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (January 1, 2000): Part III, Items 10, 11, 12 and 13.

                           Forward-Looking Statements

         This Report on Form 10-K and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates," or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; uncertainties related to consumer demand for footwear, warmer than expected weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report and the documents incorporated by reference as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

* For purposes of this calculation, only voting stock beneficially owned by directors and executive officers has been excluded. In making such a calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.


                                                     Page 2 of 2-page Cover Page

                                     PART I

ITEM 1. BUSINESS

General

      Footstar, Inc. (the "Company" or the "Registrant") is a holding company, which directly or indirectly, through its wholly-owned subsidiaries, owns the capital stock of the subsidiaries that operate its Meldisco, Footaction and recently acquired Just For Feet businesses and its discontinued Thom McAn segment. The Company was organized in Delaware on March 21, 1996 and became a publicly traded company as part of the overall restructuring of Melville Corporation ("Melville"). As part of that restructuring plan, Melville divested its ownership interest in the Company by means of a tax-free distribution to its stockholders on October 12, 1996 of all of the outstanding shares of common stock of the Company.

      The Company is principally a specialty retailer conducting business in the discount footwear segment through its Meldisco business and the branded athletic footwear and apparel segment through its Footaction and Just For Feet businesses. The financial information concerning industry segments required by
Item 101(b) of Regulation S-K is set forth on page 34 of the Company's Annual Report to Shareholders for the year ended January 1, 2000 and is incorporated herein by reference.

      In general, the retailing business is seasonal in nature, with peak sales periods during the Easter, "Back-to-School" and Christmas selling periods. Competition is generally based upon such factors as price, style, quality, design of product and location and design of stores.

THE DISCOUNT FOOTWEAR BUSINESS: MELDISCO

      Meldisco has operated licensed footwear departments in discount chains since 1961 and is the leading operator of licensed footwear departments today. As of January 1, 2000, Meldisco operated licensed footwear departments in 2,177 Kmart department stores and 317 former PayLess Drug Stores and Thrifty Drug Stores now operated under the name "Rite Aid." In its Kmart licensed footwear departments, Meldisco sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers. The majority of the shoes offered by Meldisco in its licensed footwear departments are private label brands, although Meldisco also sells some national brand merchandise at discounted prices.

      For the fiscal year ended January 1, 2000, Meldisco's net sales from Kmart's operations accounted for approximately 64% of the Company's consolidated net sales and 98% of Meldisco's net sales. For the fiscal year ended January 1, 2000, Meldisco accounted for approximately 66% of the Company's net sales and approximately 84% of the Company's operating profit after non-recurring charges.

      Pursuant to an agreement between the Company and Kmart Corporation ("Kmart") entered into effective July 1, 1995, and amended as of March 1996 (collectively, the "Kmart Agreement"), and an agreement between the Company and Thrifty Payless, Inc. ("TPI"), a wholly owned subsidiary of Rite Aid Corporation, entered into in principle effective January 1, 1999, the Company has the exclusive right to operate the footwear departments in Kmart and in the former Payless/Thrifty drug stores now operated under the name Rite Aid ("Rite Aid stores"). All license agreements relating to the Kmart licensed departments expire July 1, 2012 and all agreements relating to certain TPI stores have an initial term that expires December 31, 2001 with the option to extend the term until either party terminates upon six months prior written notice. The Kmart Agreement is subject to certain performance standards. Payments by the Company under all such license agreements are based on a percentage of sales, with additional payments under the Kmart Agreement to be made based on profits. The Company has a 51 percent equity interest and Kmart has a 49 percent equity interest in all the subsidiaries which operate licensed departments in Kmart stores, with the exception of 40 such subsidiaries in which the Company has a 100 percent equity interest (the "Meldisco Subsidiaries"). The Company has a 100 percent equity interest in all the subsidiaries which operate licensed departments in certain TPI stores.

      The business relationship between Meldisco and Kmart is very significant to the Company, and the loss of Meldisco's Kmart operations would have a material adverse effect on the Company. The Kmart Agreement or any license agreement for a particular Kmart store may only be terminated: (i) by Kmart with respect to any Kmart store with a footwear department which is to cease to operate and be open for business to the public; (ii) by Kmart or Meldisco with respect to any affected Kmart store, in the event that any footwear department premises become unfit for use and occupancy by reason of material damage or destruction, or as a result of condemnation; (iii) by Kmart or Meldisco if the other party shall fail to make any material payments when due or to deliver any material accounting reports as required by the Kmart Agreement, or in the event of a material breach of any covenant, representation or warranty of the other party, subject to the right of the party so charged to cure the breach or failure within a specified period; (iv) by either party if Kmart or Meldisco shall fail to pay its debts when due or becomes subject to certain insolvency, bankruptcy or similar events; (v) at the option of the non-selling or non-transferring party, in the event of a sale or transfer of a majority of the outstanding shares of the other party to a single person or entity or an affiliated group under common control; or (vi) in the event that the Meldisco Subsidiaries fail to achieve the performance standards outlined in the Kmart Agreement.

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

      Meldisco seeks to attract more affluent Kmart non-footwear shoppers into the footwear department from other areas of the store. To this end, Meldisco increasingly offers selected high-quality footwear licensed by well-known national brands at prices significantly lower than comparable merchandise sold by full-price retailers. These branded products are also intended to change customer perceptions of "sameness" among discount footwear retailers. Licensed Brands available only at Meldisco's Kmart operations include Thom McAn(R), Everlast(R), Route 66(R), Texas Steer(R), and Cobbie Cuddlers(R) (a brand name licensed from Nine West). Meldisco is currently conducting consumer research to assess the fit of additional brands in terms of price, positioning and discount category suitability.

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

   Meldisco--Marketing

      Meldisco believes that Kmart's typical footwear shopper generally parallels the average Kmart softlines shopper who is a "busy, budget-conscious mom" in the 25-49 age group, employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. Meldisco's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional Kmart footwear shoppers while attracting more affluent current Kmart non-footwear shoppers into the footwear department from softlines and other areas of the store.

      Meldisco's marketing strategy is designed to convey to prospective Kmart customers that Meldisco carries the right combination of product selection, quality, and price to make Meldisco-operated licensed footwear departments their discount footwear destination of choice. This message is communicated through weekly advertising in Kmart's newspaper insert. Meldisco currently pays Kmart a sales promotional fee that Kmart applies toward its footwear advertisements in the Kmart weekly newspaper insert, a publication with a circulation of approximately 72 million. Meldisco advertises primarily through the Kmart newspaper insert but continuously evaluates other alternatives for promotion of its products. Meldisco's marketing strategy is supported by the Kmart "Big K" concept remodeling program which includes the relocation of the footwear department to an improved location near the center of the softlines area of the store. Meldisco shoe departments within Big K locations have outperformed non-converted stores throughout 1999. As of January 1, 2000, Kmart had converted 84% of their chain to the Big K format.

   Meldisco--Competitive Environment

      The discount footwear industry is a highly competitive environment that has experienced significant consolidation. Competition within the discount segment is heavily concentrated among four retailers including Meldisco, Payless ShoeSource, Inc. ("Payless") (which is not affiliated with PayLess Thrifty Drug Stores), and two discount department stores, Wal-Mart and Target. These competitors have grown more rapidly and have substantially greater resources than the Company. The Company believes that it has been able to maintain its overall unit market share during this period of growth by its primary competitors due to the relative strength of Meldisco's business. There can be no assurance however that in the future the operations of competitors will not have a material adverse effect on the Company.

      J. Baker,Inc.'s JBI footwear division is Meldisco's primary competitor among operators of leased footwear departments. JBI footwear, through its subsidiaries, operates leased self-selection footwear departments in discount and promotional department store chains located throughout the U. S., including footwear departments at Bradlees and Ames stores. JBI footwear ceased operating footwear departments in ShopKo stores in the middle of 1999. JBI footwear constitutes a competitor insofar as Meldisco is seeking to expand its licensed footwear department operations. Neither JBI footwear nor any other operator, however, is a competitor with respect to Kmart since the Meldisco agreement with Kmart provides for Meldisco's continued operation of Kmart's footwear departments through 2012, unless terminated earlier in the case of breach or certain other limited circumstances.

THE BRANDED ATHLETIC FOOTWEAR AND APPAREL BUSINESS: FOOTACTION

      Footaction, which opened its first store in 1976, is a leading mall-based specialty retailer of branded athletic footwear, apparel and related accessories. Its primary customers are 12-24 year-olds for whom having the most up-to-date athletic footwear and apparel is an important consideration. As of January 1, 2000, Footaction operated 544 stores in 43 states and the Caribbean region. During 1999, the Company opened 7 new Footaction stores and remodeled, relocated or expanded 13 existing Footaction stores. The Company closed 35 stores during the year.

      Footaction's stores are located predominantly in enclosed regional malls anchored by major department stores to take advantage of customer traffic and the shopping preferences of Footaction's target customers. The athletic footwear industry, as well as Footaction, had a difficult year in 1999 with Footaction posting a same store sales decrease of 3.4%. Total sales decreased 1.7% to $643 million and operating profit before non-recurring charges decreased 26% to $29 million. For the fiscal year ended January 1, 2000, Footaction accounted for approximately 34% of the Company's net sales and approximately 20% of the Company's operating profit after non-recurring charges.

      The ability of Footaction to maintain a high level of sales is dependent upon the fashionability of branded athletic footwear and apparel and the division's ability to ensure supplies of desirable products from key vendors. Its future growth is dependent on its ability to open new stores both in the mall and in high traffic urban locations. Unfavorable developments with respect to any of these factors could have a material adverse effect on the Company.

Footaction--Merchandising

      Footaction seeks to be the first to offer the most current and innovative "street-inspired," athletic footwear and apparel available to its target customer group. Footaction constantly monitors product trends to help identify styles which are, or may become, popular. Footaction carries the leading athletic and sport fashion footwear brands, including Nike, Adidas, AND 1, Reebok, Fila, Converse, New Balance, Asics, K Swiss and Saucony. Footaction offers a selection of brand-name apparel and accessories including windwear and warm-ups, T-shirts, athletic shorts, caps, socks and shoe care products. Athletic apparel and accessory brands include Nike, Adidas, Reebok, AND 1 and Fila, among others. Footaction also offers footwear, apparel and accessories in the fast growing fashion brand segment featuring such brands as FUBU, DADA, Avirex and Lugz. The following table sets forth the approximate percentages of Footaction's net sales attributable to footwear, apparel and accessories:

            Approximate Percentages of Footaction's Net Sales

                                1999              1998            1997
                                ----              ----            ----
Footwear                         83%               79%             78%
Apparel                          12%               16%             16%
Accessories                       5%                5%              6%
                                ----              ----            ----
                                100%              100%            100%
                                ====              ====            ====

      Footaction also seeks to differentiate itself from other branded athletic footwear and apparel retailers by increasing consumer awareness and name recognition of Footaction and establishing in the minds of its target customer group the perception that Footaction is the first to offer the latest styles. Footaction seeks to be the leading retailer in "street-inspired athletic style and performance." As part of this strategy, Footaction works with its vendors to design and develop product line exclusives, either unique designs or color variations, which represent over 50% of the footwear business.

      Footaction tailors merchandise assortments and store space allocations to customer preferences at each store location. This is accomplished by recognizing subtle differences in fashion preferences and demographic factors in the region or market in which each store is located. This store-by-store merchandising results in differences in brands, classifications, sizes, colors, and timing of the assortment and space allocated to present such merchandise. Footaction maintains information systems designed to manage aged inventory to keep its product lines current.

   Footaction--Marketing

      Footaction's core customers, teens and young adults ages 12-24, constitute 55% of total branded athletic footwear sales. Within the target age group, male and female teens (age 12-17) account for 34% of Footaction shoppers and 43% of sales.

      Footaction's marketing strategy is to build traffic, sales, and brand awareness with its primary customers by increasing awareness of Footaction among individuals in the target customer group and by increasing the perception among these individuals that Footaction is the first to have the latest styles.

      Footaction's media advertisements typically feature both Footaction and a branded product, and may include celebrity endorsements. A portion of the cost of such advertising is offset by co-operative advertising allowances. During key selling periods, Footaction focuses its mass media advertising on core customers in the 12-24 year-old age group.

      In-store visual merchandising programs are also an important part of Footaction's marketing effort. Footaction believes these initiatives create excitement at the store level and support the marketplace message that Footaction carries the latest products with the integration of apparel to enhance the shopping experience. Footaction enhances the presentation of new product with a "New Arrivals" tower for the latest lines, and uses "exclusive tags" to highlight products only available at Footaction.

      Another key component of Footaction's marketing strategy is its direct marketing effort aimed at increasing customer loyalty. Footaction has created a preferred customer program called the Star Club(TM), formerly the Star Card, which is designed to build a marketing database that enables the chain to communicate directly with customers and gain more information about their buying habits. Star Club(TM) members receive individualized birthday greetings, selected vendor mailings and the Footaction Star(R) magazine. As of the end of 1999, there were approximately five million Star Club(TM) members. The Footaction Star(R) magazine is a magazine/catalog combination that is mailed to Star Club(TM) members during the year. It is an entertaining and informative marketing tool featuring the latest in athletic footwear and apparel along with product availability dates. It also includes interviews with popular athletes who appear in current Footaction advertising campaigns, vendor profiles and other teen-relevant sports features.

      Footaction also offers the latest in athletic footwear and apparel for sale at its Web site, www.footaction.com and at the Footaction Baller Mall, which is part of HoopsTV.com, a new Internet site devoted to basketball and entertainment. Footaction is the exclusive provider of basketball related footwear, apparel and equipment at HoopsTV.com, an internet venture in which Footstar holds an equity investment.

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

      Within the mall-based specialty athletic footwear retail environment, Footaction's primary competitors are Venator Athletic, The Finish Line and The Athlete's Foot. Venator Athletic is the largest athletic footwear retailer, offering multiple formats, including Foot Locker, Lady Foot Locker, Kids Foot Locker, and Champs, designed to compete in this market segment. Footaction believes that it differentiates itself from its competitors by offering exclusive leading sport fashion brands and products demanded by fashion-conscious, status-oriented consumers in an exciting shopping environment. With the slower demand for athletic footwear, principally "hero" shoes associated with star athletes, there has been an increase in promotional activity among this group of retailers as compared to prior years.

   JUST FOR FEET

      On March 7, 2000, the Company acquired 79 Just For Feet superstores and the Internet Web Site www.feet.com that had been operated under the protection of the bankruptcy court. The stores, which are primarily located in the southern half of the U.S., offer a broad product selection of branded athletic footwear and apparel at competitive prices. Just For Feet's core customer is represented by technical athletes and most importantly, suburban families. The Company will be relaunching this chain and believes that there are significant opportunities to improve its operating results by leveraging Footstar's centralized distribution system, shared operating model, purchasing power, merchandising and marketing capabilities.

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

Key Vendors

      Product sourcing in the branded athletic footwear and apparel business is driven by relationships with athletic footwear and apparel vendors. In 1999, approximately 76% of Footaction's net sales were generated by merchandise purchased from Nike, Adidas, Reebok and K Swiss with the most significant percentage attributable to Nike. The loss of the Company's relationship with certain key vendors could have a material adverse impact on the Company.

Foreign Purchasing

      The Company's sourcing and purchasing of product is conducted by the merchandising department of each of its segments. A significant percentage of the Company's products are sourced or manufactured offshore, with China accounting for approximately 94% of all sources. There are risks inherent in foreign sourcing and manufacturing and although the Company has not historically experienced any material adverse effects from these risks, there can be no assurances that they will not have a material adverse effect in the future.

Trademarks and Service Marks

      The Company or its subsidiaries own all rights to Footaction(R) and Thom McAn(R) for use as a trademark or service mark in connection with footwear and related products and services. The Company or its subsidiaries have registered or have common law rights to over 100 trademarks and/or service marks under which the Company markets private label merchandise or its services. The Company either has registered or is in the process of registering its trademarks and service marks in foreign countries in which it operates or may operate in the future. As necessary, the Company vigorously protects its trademarks and service marks both domestically and internationally.

Employees

      As of January 1, 2000, the Company had approximately 14,633 employees including approximately 7,657 at Meldisco and 6,670 at Footaction. Meldisco had approximately 4,530 full-time and 3,127 part-time employees and Footaction had approximately 1,604 full-time and 5,066 part-time employees.

Acquisition Integration

      In acquiring the Just For Feet business referred to above, the Company made certain assumptions with respect to its ability to (i) successfully relaunch a business that has been operated under the constraints and protection of the bankruptcy laws (ii) integrate this business into its existing models and
(iii) operate the purchased stores and business profitably. Such assumptions have known and unknown risks and uncertainties and actual results may differ from those assumed or implied. The failure of the Company to successfully execute these plans could have a material adverse effect on the Company's business or operations.

Discontinuation of Thom McAn Segment

      Thom McAn, which had been part of Melville since 1922, was primarily a mall-based, specialty store retailer, marketing moderately-priced men's and women's private label footwear and accessories. As a result of extreme competitive pressures in the moderately-priced footwear retail market, Melville decided to discontinue the Thom McAn chain in 1996 by converting 76 Thom McAn stores to Footaction stores, and closing the remaining locations. As of January 25, 1997, all Thom McAn stores were closed.

ITEM 2. PROPERTIES

      Footaction has a nationwide presence. As of January 1, 2000, it operated 544 stores in 43 states and the Caribbean. Footaction's prototype store design is a 4,000 square foot large store format. At January 1, 2000, 397 of the Company's 544 Footaction stores were of the large store format and 147 were of the traditional store format. Footaction stores are all leased with a typical lease term of 10 years. These leases call for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance, and percentage rent based on the store's sales volume.

      At January 1, 2000, Meldisco operated licensed footwear departments in 2,494 stores. Collectively, these licensed departments are located in all 50 states, Guam, and, the Caribbean. All but 317 of the licensed departments operated at January 1, 2000 were located in Kmart discount department stores. The remaining 317 licensed departments were located in Rite Aid stores.

      Kmart and Rite Aid stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in traditional Kmart stores average 2,400 square feet, 3,100 square feet in Big K stores and 3,500 square feet in Super Kmart Centers. Meldisco's footwear departments in Rite Aid stores generally occupy approximately 100 linear feet of selling space. Just For Feet superstores generally average 17,000 square feet.

      Just For Feet's corporate headquarters will be relocated from Birmingham, Alabama to 30,000 square feet of leased office space in Mahwah, New Jersey. Company headquarters and Meldisco's corporate offices are located in 160,000 square feet of leased office space in Mahwah, New Jersey. The Company's corporate tax department is located in 3,500 square feet of leased office space located in Worcester, Massachusetts. Footaction's corporate offices are located in 59,000 square feet of leased office space in Irving, Texas. The Shared Service Center, which was opened in 1998, is located in 57,000 square feet of leased office space in Irving, Texas. Both Meldisco and Footaction currently operate and Just For Feet will operate out of the Company's two distribution facilities located in Mira Loma, California and Gaffney, South Carolina, with a total of 966,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

      The Company is from time to time involved in routine litigation incidental to the conduct of its business, none of which, the Company believes, will have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 1, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information sets forth the name, age and business experience during the past five years of the executive officers of the Registrant.

      J.M. Robinson, age 54, is and has been the Chairman, Chief Executive Officer and President of the Company since October 12, 1996. Mr. Robinson was President and Chief Executive Officer of the Meldisco division of Melville since June 1988.

      Carlos E. Alberini, age 44, is and has been the Senior Vice President and Chief Financial Officer of the Company since October 12, 1996. From February, 1996 to July 10, 1996, Mr. Alberini was the Acting Chief Financial Officer of Melville, having joined Melville in May 1995 as Vice President of Finance. Prior to that time, Mr. Alberini served as the Chief Financial Officer and Senior Vice President (1990-1995) of The Bon Ton Stores Inc., a chain of 64 department stores.

      Maureen Richards, age 43, is and has been the Vice President, General Counsel and Corporate Secretary of the Company since October 12, 1996. From October 1995, Ms. Richards had been Vice President, Corporate Counsel and Assistant Secretary of Melville and its Corporate and Trademark Counsel and Assistant Secretary from October 1991 to October 1995.

      Robert D. Ravener, Jr., age 41, is and has been the Vice President and Chief Personnel Officer of the Company since March 1998. From February 1997 to March 1998, Mr. Ravener was Director of Safety and Risk, and from February 1994 to February 1997, a Director of Human Resources for Pepsi-Cola Company.

                                     PART II

ITEM 5. MARKET PRICES OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is included in the Company's Annual Report to Shareholders for the year ended January 1, 2000 on pages 13, 17 and 33 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000 on page 36 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000 on pages 13 through 17 and is incorporated herein by reference.

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

   Foreign Exchange

      International operations constituted approximately 0.2% of 1999 net sales. The Company exited its Meldisco's European business in 1999. Translating the income statements of these operations for the effects of foreign currency changes does not have a material impact on the Company's financial positions. The Company does not have material exposure to cash flows denominated in foreign currency nor have net foreign exchange gains or losses been material to operating results in the past three reporting periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000 on pages 18 through 36 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this report since such information will not be furnished in the Company's definitive proxy statement other than for Mr. Robinson.

      Any other information required by this Part III (Items 10, 11, 12 and 13) will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year and is incorporated herein by reference. The Compensation Committee report on executive compensation and the performance graph included in such proxy statement shall not be deemed incorporated herein by reference.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(l)   Financial Statements

      The following financial statements and reports are incorporated by reference to pages 18 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

Independent Auditors' Report                                                  18

Consolidated Statements of Operations for the fiscal years ended
   January 1, 2000, January 2, 1999 and January 3, 1998                       19

Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999         20

Consolidated Statements of Shareholders'
  Equity and Comprehensive Income for the fiscal years ended
  January 1, 2000, January 2, 1999 and January 3, 1998                        21

Consolidated Statements of Cash Flows for the fiscal years ended
  January 1, 2000, January 2, 1999 and January 3, 1998                        22

Notes to Consolidated Financial Statements                                    23

(a)(2)  Schedules

The following schedules are included in Part IV of this Report:             Page

Independent Auditors' Report on Schedule                                     F-1

Schedule II - Valuation  and  Qualifying  Accounts  for the
  fiscal  years ended January 1, 2000, January 2, 1999 and
  January 3, 1998                                                            F-2

Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b) There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended January 1, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FOOTSTAR, INC.


                                   By    /s/ J. M. Robinson
                                         ---------------------------------------
                                         J. M. Robinson, Chairman of the Board,
                                         Chief Executive Officer and President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.


       Signature                            Title                    Date
       ---------                            -----                    ----

/s/ CARLOS E. ALBERINI             Senior Vice President and     March 29, 2000
-------------------------------    Chief Financial Officer
Carlos E. Alberini

/s/ ROBERT A. DAVIES, III          Director                      March 30, 2000
-------------------------------
Robert A. Davies, III

/s/ GEORGE S. DAY                  Director                      March 29, 2000
-------------------------------
George S. Day

/s/ STANLEY P. GOLDSTEIN           Director                      March 29, 2000
-------------------------------
Stanley P. Goldstein

/s/ TERRY R. LAUTENBACH            Director                      March 30, 2000
-------------------------------
Terry R. Lautenbach

/s/ BETTYE MARTIN MUSHAM           Director                      March 29, 2000
-------------------------------
Bettye Martin Musham

/s/ KENNETH S. OLSHAN              Director                      March 31, 2000
-------------------------------
Kenneth S. Olshan

                    Independent Auditor's Report on Schedule

To the Board of Directors and Shareholders of Footstar, Inc.:

      Under the date of February 8, 2000, we reported on the consolidated balance sheets of Footstar, Inc. and Subsidiary Companies as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 1, 2000, as contained in the 1999 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended January 1, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in Part IV, Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/KPMG LLP

Short Hills, NJ
February 8, 2000

                                   Schedule II
                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
        Years ended January 1, 2000, January 2, 1999, and January 3, 1998
                                ($ in Millions)


                                                  Additions
                                    Balance at    Charged to
                                     Beginning    Costs and                     Balance at
      Description                     of Year      Expenses    Deductions (1)   End of Year
      -----------                     -------      --------    --------------   -----------
Accounts Receivable:

Allowance for Doubtful Accounts:

Year Ended January 1, 2000             $1.2          $2.0          $(0.8)          $2.4
                                       ====          ====          =====           ====
Year Ended January 2, 1999             $1.5          $1.7          $(2.0)          $1.2
                                       ====          ====          =====           ====
Year Ended January 3, 1998             $0.4          $1.1           $0.0           $1.5
                                       ====          ====          =====           ====

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

            3.2         Amended and Restated Bylaws of Footstar, Inc.
                        as of March 16, 2000.

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

           10.1 Master Agreement, dated as of June 9, 1995, between the Kmart Corporation and Footstar, Inc., as amended (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996. Certain portions of this Exhibit have been accorded confidential treatment).

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

           10.5 Employment Agreements with Executive Officers (incorporated by reference to Exhibit 10.5 to Footstar, Inc.'s 1996 Annual Report on Form 10-K).*

           10.6 Credit Agreement, dated as of September 18, 1997, among the Banks listed therein, the Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and

                        Swingline Lender, and Footstar, Inc. (incorporated by reference to Exhibit 10.6 to Footstar, Inc.'s Form 10-Q dated November 10,1997

        10.7(a) Amendment dated as of April 30, 1998 to Credit Agreement dated as of September 18, 1997, among the Banks listed therein, The Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and Footstar, Inc. (incorporated by reference to Exhibit 10.7(a) to Footstar, Inc.'s 1998 Annual Report on Form 10-K).

        10.7(b) Amendment dated as of October 23, 1998 to Credit Agreement dated as of September 18, 1997, among the Banks listed therein, The Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and Footstar, Inc. (incorporated by reference to Exhibit 10.7(b) to Footstar, Inc.'s 1998 Annual Report on Form 10-K).

       10.7(c) Amendment dated as of August 3, 1999 to Credit Agreement dated as of September 18, 1997, among the Banks listed therein, The Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and Footstar, Inc.

       10.8 Footstar Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Footstar, Inc.'s 1996 Annual Report on Form 10-K).*

       10.9 Supplemental Retirement Plan for select senior management (incorporated by reference to Exhibit 10.9 to Footstar, Inc.'s 1996 Annual Report on Form 10-K).*

       10.10 Asset Purchase Agreement by and among Footstar, Inc. and Just For Feet, Inc., Just For Feet of Nevada, Inc., Sneaker Stadium Inc., Just For Feet of Texas, Inc., Just For Feet Specialty Stores, Inc., SNKR Holding Corp. and Athletic Attic Marketing, Inc. dated as of February 16, 2000 (incorporated by reference to Exhibit 10.10 to Footstar, Inc.'s Report on Form 8-K dated March 7,
                        2000).

       10.11            2000 Equity Incentive Plan

       13.1 Portions of Annual Report to Shareholders for the fiscal year ended January 1, 2000.

       21.1             A list of subsidiaries of Footstar, Inc.

       23.1             Consent of KPMG LLP.

       27.1             Financial Data Schedule for the fiscal year ended
                        January 1, 2000.

* Management contract or compensatory plan.