Form 10-Q
period 2000-04-01
FOOTSTAR INC
filed 2000-05-15
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended  April 1, 2000

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

                                   Yes X        No __
                                      ---

Number of shares outstanding of the issuer's Common Stock:

           Class                             Outstanding as of April 1, 2000
           -----                             -------------------------------
Common Stock, $.01 par value                             19,624,534

                                      INDEX

Part I. - Financial Information                                         Page No.
                                                                        --------
Item 1.  Financial Statements

Consolidated Condensed Statements of Operations -
          Three Months Ended April 1, 2000 and April 3, 1999                 3

Consolidated Condensed Balance Sheets -
          April 1, 2000 and January 1, 2000                                  4

Consolidated Condensed Statements of Cash Flows -
          For Three Months Ended April 1, 2000 and April 3, 1999             5

Notes to Consolidated Condensed Financial Statements                        6-10

Independent Auditors' Review Report                                          11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     12-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          16

Part II. - Other Information

Item 6. - Exhibits and Reports on Form 8-K                                 18-20

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)

                                                       Three Months Ended
                                                -------------------------------
                                                April 1, 2000     April 3, 1999
                                                -------------     -------------

Net sales                                          $439.7             $439.1
Cost of sales                                       312.7              314.9
                                                   ------             ------
Gross profit                                        127.0              124.2

Store operating, selling, general and
  administrative expenses                           107.0               99.6
Depreciation and amortization                         9.5                9.4
Restructuring and asset impairment reversal           --                (2.9)
                                                   ------             ------
Operating profit                                     10.5               18.1
Interest expense, net                                 0.5                0.3
                                                   ------             ------
Income before income taxes and minority
  interests                                          10.0               17.8
Provision for income taxes                            3.1                5.7
                                                   ------             ------
Income before minority interests                      6.9               12.1
Minority interests in net income                      4.1                3.6
                                                   ======             ======
Net income                                         $  2.8             $  8.5
                                                   ======             ======
Weighted average shares outstanding:
Basic:                                               20.1               22.5
                                                   ======             ======
Diluted:                                             20.3               22.6
                                                   ======             ======
Earnings per share
Basic:                                             $ 0.14             $ 0.38
                                                   ======             ======
Diluted:                                           $ 0.14             $ 0.38
                                                   ======             ======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                        April 1,      January 1,
                                                          2000           2000
                                                      (Unaudited)     (Audited)
                                                      -----------     ---------
ASSETS
Current Assets:
      Cash and cash equivalents                         $   47.4      $   31.8
      Accounts receivable, net                              45.8          42.8
      Inventories                                          369.4         271.3
      Prepaid expenses and other current assets             36.2          34.9
                                                        --------      --------
Total current assets                                       498.8         380.8
      Property and equipment, net                          240.3         198.7
      Goodwill, deferred charges and other non-
          current assets                                    44.5          32.7
                                                        --------      --------
Total assets                                            $  783.6      $  612.2
                                                        ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                  $  143.2      $  100.5
      Accrued expenses                                     113.2         117.8
      Income taxes payable                                   8.7          11.2
      Notes payable                                        120.0           --
                                                        --------      --------
Total current liabilities                                  385.1         229.5
      Other long-term liabilities                           60.3          40.5
      Minority interests in subsidiaries                    78.4          74.3
                                                        ========      ========
Total liabilities                                       $  523.8      $  344.3
                                                        ========      ========
Shareholders' equity:
      Common stock $.0l par value: 100,000,000
          shares authorized, 30,636,884 and
          30,634,283 shares issued                           0.3           0.3
      Additional paid-in capital                           343.1         338.6
      Accumulated other comprehensive income                (0.1)         (0.1)
      Treasury stock:  11,012,350 and 10,510,300
           shares at cost                                 (318.5)       (305.4)
      Unearned compensation                                 (7.5)         (5.2)
      Retained earnings                                    242.5         239.7
                                                        --------      --------
Total shareholders' equity                                 259.8         267.9
                                                        ========      ========
Total liabilities and shareholders' equity              $  783.6      $  612.2
                                                        ========      ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                       Three Months Ended
                                                  ------------------------------
                                                  April 1, 2000    April 3, 1999
                                                  -------------    -------------

Net cash used in operating activities                 $ (23.2)        $ (28.3)
                                                      =======         =======
Cash flows used in investing activities:
      Acquisition of Just For Feet, net of cash
          acquired                                      (64.2)            --
      Additions to property and equipment                (2.7)           (3.5)
                                                      -------         -------
      Net cash used in investing activities             (66.9)           (3.5)
                                                      -------         -------
Cash flows from (used in) financing activities:
      Treasury stock acquired                           (13.1)          (35.0)
      Net proceeds from notes payable                   120.0            30.0
      Other                                              (1.2)            0.4
                                                      =======         =======
      Net cash provided by (used in) financing
        activities                                      105.7            (4.6)
                                                      -------         -------
Net increase (decrease) in cash and cash
  equivalents                                            15.6           (36.4)

Cash and cash equivalents, beginning of period           31.8            49.1
                                                      -------         -------
Cash and cash equivalents, end of period              $  47.4         $  12.7
                                                      =======         =======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2000 and April 3, 1999 and the results of operations for the three-month period ended April 1, 2000 and April 3, 1999 and cash flows for the three months ended April 1, 2000 and April 3, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K.

2.  Acquisition of Just For Feet

On March 7, 2000 the Company acquired certain assets of Just For Feet, Inc. and its subsidiaries, which had filed for Chapter 11 bankruptcy protection on November 4, 1999. Just For Feet is the leading operator of large-format superstores which specialize in brand-name athletic and outdoor footwear and apparel. The assets purchased by the Company include 3 Just For Feet superstores, 76 Just For Feet superstore leases, 23 specialty store leases, the Just For Feet name, the Internet business and the corporate headquarters building located in Birmingham, Alabama. The net cash consideration paid for the assets was $64.2 million. Additional adjustments to the purchase price may result from closing adjustments and physical inventory counts.

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Just For Feet from the acquisition date. The results of operations generated from the assets acquired have been added to those of Footaction and reported as Footstar's athletic segment. The purchase price was allocated to the acquired assets and liabilities assumed, tangible and intangible. The acquired assets and liabilities assumed were predominantly inventories, fixed assets and lease obligations. Based on preliminary purchase price allocations, the excess of the fair market value of the net assets acquired over the purchase price amounting to approximately $15.4 was deducted from the book values of the non-current, non-monetary assets acquired. Additional adjustments to the purchase price allocation may result from the completion of an appraisal of the acquired assets, which is currently in progress. These adjustments are not expected to be material.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

Unaudited Just For Feet pro forma net sales for the three month period ended April 1, 2000 and April 3, 1999 assuming Just For Feet assets were acquired as of January 3, 1999 would have amounted to $72.5 million and $123.9 million, respectively. Therefore, Footstar pro forma consolidated net sales for the three month period ended April 1, 2000 and April 3, 1999 would have been $494.9 million and $563.0 million, respectively.

Pro forma net income and earnings per share data have not been disclosed since the Company is unable to avoid the use of forward-looking information and assumptions in order to meaningfully present the effect of the acquisition on the Company's operations. The Just For Feet historical results for the three months ended April 1, 2000 include the effects of both transactions and estimates which are related either directly or indirectly, to its liquidation proceedings under Chapter 7. As such, the Company cannot accurately determine the operating results which would have resulted had the liquidation process not been initiated and the assets been acquired by the Company effective January 1, 2000.

For the same reasons as expressed above, the pro forma sales are not necessarily indicative of the results of the Company had the Just For Feet, Inc. assets been acquired at the beginning of the periods presented, nor necessarily indicative of the sales in future periods.

3.  Accounting Pronouncements

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under SFAS No. 131 the newly acquired Just For Feet stores and Footaction stores represent two operating segments that have been aggregated for financial reporting purposes.

                                      Three Months Ended April 1, 2000
                             -------------------------------------------------
($ in millions)              Meldisco      Athletic      Corporate      Total
                             --------      --------      ---------      -----
Net sales                      $274.1       $165.6        $   --        $439.7
Operating profit (loss)(1)       12.8         (0.1)         (2.2)         10.5

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                ($ in millions, except share and per share data)

                                      Three Months Ended April 3, 1999
                             -------------------------------------------------
($ in millions)              Meldisco      Athletic      Corporate      Total
                             --------      --------      ---------      -----
Net sales                     $273.5        $165.6        $   --       $439.1
Operating profit (loss)(1)       8.6          10.5          (1.0)        18.1

(1) Before restructuring reversals operating profit (loss) was $9.0 million for Athletic, ($2.4) million for Corporate and $15.2 million for Footstar consolidated.

4.  Comprehensive Income


Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended April 1, 2000 and April 3, 1999 are as follows:

                                                       Three Months Ended
                                             -----------------------------------
                                             April 1, 2000         April 3, 1999
                                             -------------         -------------
Comprehensive Income:
Net income                                        $2.8                  $8.5
Other comprehensive income - Foreign
   currency adjustment                              --                   0.1
                                                  ----                  ----
Comprehensive income                              $2.8                  $8.6
                                                  ====                  ====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.  Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                         Three Months Ended
                                                    ----------------------------
                                                    April 1, 2000  April 3, 1999
                                                    -------------  -------------
Numerator for Basic and Diluted EPS-Net Income
                                                     $       2.8    $       8.5
                                                     ===========    ===========
Denominator:
Shares outstanding at beginning of period             20,123,983     23,522,750

Weighted average deferred compensation shares
  earned not issued                                      213,307        172,669

Weighted average shares (repurchased)/issued            (221,512)    (1,226,331)
                                                     -----------    -----------
Denominator for Basic EPS -Weighted average
  common shares outstanding                           20,115,778     22,469,088
                                                     -----------    -----------
Dilutive effect of stock options                         197,728        128,525
                                                     -----------    -----------
Denominator for Diluted EPS- Adjusted weighted
  average common shares outstanding                   20,313,506     22,597,613
                                                     -----------    -----------
Basic EPS                                            $      0.14    $      0.38
                                                     ===========    ===========
Diluted EPS                                          $      0.14    $      0.38
                                                     ===========    ===========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

6.  Purchase of Treasury Stock

During January 2000, the Company completed its fourth share repurchase program. On February 13, 2000 the Board of Directors authorized the Company's fifth stock repurchase program enabling the Company to purchase from time to time in the open market up to 10% of the shares of common stock outstanding or approximately
2.0 million shares.

During the first quarter ended April 1, 2000, the Company purchased 502,400 shares of its stock in the open market at an average price of $26.17 for an aggregate purchase amount of $13.1 million. Since May 1997 when the first share repurchase program was approved by the Company's Board of Directors, through April 1, 2000, the Company had purchased a total of 11,012,700 shares at an average price of $28.92 per share, for an aggregate purchase amount of $318.5 million. As of April 1, 2000 the Company has approximately 1,697,300 shares remaining to be bought back under the fifth share repurchase program. Treasury shares may be issued in connection with employee stock benefit plans and for other corporate purposes.

7.  Supplemental Cash Flow Information

                                                 Three Months Ended
                                       --------------------------------------
                                       April 1, 2000           April 3, 1999
                                       -------------           -------------
Cash paid for income taxes                 $12.2                    $6.2
Cash paid for interest                     $ 0.6                    $0.3

8. Note Payable

During February 2000, the Company received and accepted a commitment from Fleet National Bank for a three-year, $350 million revolving credit facility. The Company is currently negotiating the structure and terms of the facility but expects it to contain alternative borrowing options for committed loans, including LIBOR loans and competitive bid loans. The Company expects that the credit facility will become effective in the second quarter of fiscal year 2000.

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of April 1, 2000 and the related consolidated condensed statements of operations for the three month periods ended April 1, 2000 and April 3, 1999, respectively and cash flows for the three-month periods ended April 1, 2000 and April 3, 1999, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of January 1, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of January 1, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived

                                                        /S/ KPMG LLP
Short Hills, New Jersey
April 18, 2000

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this report.

General

                                                       Three Months Ended
                                                --------------------------------
($ in millions)                                 April 1, 2000      April 3, 1999
                                                -------------      -------------
Company:
Net sales                                           $439.7           $ 439.1
Net sales % change from prior year                     0.1%              9.5%
Same store sales % change                             (3.5%)             6.7%

Meldisco:
Net sales                                           $274.1             $273.5
Net sales % change from prior year                     0.2%              15.7%
Same store sales % change                             (0.4%)             14.3%
% of consolidated net sales                           62.3%              62.3%

Athletic:
Net sales                                            $165.6            $165.6
Net sales % change from prior year                      0.0%              0.6%
Same store sales % change                             (8.7%)             (4.7%)
% of consolidated net sales                           37.7%              37.7%

Consolidated net sales for the first quarter ended April 1, 2000, were $439.7 million, an increase of 0.1% from net sales of $439.1 million for the same period of 1999. Same store sales for the three month period decreased 3.5% compared to the first quarter of 1999. All businesses were effected by the shift in the calendar with Easter falling in the second quarter this year as opposed to last year, when Easter fell in the first quarter. Meldisco posted a 0.2% increase in sales over last year primarily attributable to strong sales of Men's product. Total sales in the athletic segment were approximately flat with last year's sales, as the additional sales generated by the acquired Just For Feet assets were offset by decreased sales at Footaction in the quarter. Poor Nike Air and Team Jordan comparisons and weak apparel sales resulted in the 8.7% decrease in same store sales in the athletic segment.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cost of Sales and Expenses
                                                        Three Months Ended
                                                --------------------------------
(As a percent of net sales)                     April 1, 2000      April 3, 1999
                                                -------------      -------------
Cost of sales                                        71.1%             71.7%
Store operating, selling, general
   and administrative expenses                       24.3%             22.7%
Depreciation and amortization                         2.2%              2.1%

Cost of Sales

Cost of sales for the first quarter of 2000, as a percent of net sales, decreased 60 basis points from the corresponding prior-year period. Meldisco experienced an increase in gross margin in the first quarter of 2000 versus the same 1999 period due to an improved sales mix favoring regular priced product resulting in less markdowns. For the athletic segment, cost of sales, as a percent of sales, increased primarily due to the under absorption of occupancy expenses, as a result of negative comparable store sales in the Footaction stores.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses ("SG&A"), as a percent of sales, for the first quarter ended April 1, 2000 increased 160 basis points as compared to the same prior year period. The increase was primarily due to expenses incurred at the athletic segment as a result of the addition of the Just For Feet stores. The SG&A rate was also negatively affected by the lower same store sales for the period, which had an adverse impact on the leverage of fixed costs. Meldisco's SG&A, as a percent of sales, decreased during the period.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Operating Profit
                                                Three Months Ended
                                    -------------------------------------------
($ in millions)                       April 1, 2000             April 3, 1999
                                    ----------------         ------------------
                                    Amount                   Amount

Meldisco (1)                        $12.8       4.7%          $8.6         3.1%
Athletic (1), (2)                    (0.1)     (0.1%)          9.0         5.4%
Corporate overhead (2)               (2.2)       --           (2.4)         --
Restructuring and asset
   impairment reversal                 --        --            2.9          --
                                    -----                    -----
      Total (1)                     $10.5       2.4%         $18.1         4.1%
                                    =====                    =====

note: (1) percentages represent percent of net sales of the respective entities.
      (2) 1999 operating profit is presented before the reversal of restructuring charges.

Operating profit for the first quarter ended April 1, 2000, decreased 170 basis points over the same period of 1999. Meldisco's operating profit as a percent of net sales increased by 160 basis points due to improved gross margins. The athletic segment's operating profit decreased due to increased markdowns, underabsorption of fixed costs due to negative comparable store sales and the low sales productivity of the acquired Just For Feet stores due to lack of inventory.

Liquidity and Financial Condition

Footstar's inventories were higher than a year ago, due principally to the assets acquired as part of the Just For Feet transaction. Meldisco's quarter-end inventories increased by 14.4% versus the year ago period to support the Easter selling season as a result of the Easter holiday shift to the second quarter. Inventories at Footaction decreased on a per square foot basis by approximately 11% at April 1, 2000. The increase in inventories generated a corresponding increase in accounts payable at quarter-end.

In addition to inventories, the majority of the Just For Feet acquired assets represent fixed assets which have been classified as Property and equipment, net.

As of April 1, 2000, the Company had $120 million in unsecured borrowings, classified as notes payable. The Company has a $300 million unsecured revolving credit facility (the "Credit Facility"). The Credit Facility contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

to ratios of debt and fixed charge coverage. The Company is in compliance with these covenants. During February 2000, the Company received and accepted a commitment from Fleet National Bank for a 3-year, $350 million revolving credit facility. The Company expects that the credit facility will become effective in the second quarter of 2000 (see "Subsequent Event" in the "Notes to the Condensed Consolidated Financial Statements") and at that time the current Credit Facility will be terminated and funds from the new facility will be used to repay outstanding borrowing balances under the existing Credit Facility.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and credit facilities, will be sufficient to fund its expected operating expenses, working capital needs, capital expenditures, and projected growth for the foreseeable future. The Company currently maintains significant borrowing capacity to take advantage of growth and investment opportunities.

The Company expects that it will retain all available funds for the operation and expansion of its business and to fund future share repurchases, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in Meldisco subsidiaries. In April 2000, after the end of the fiscal quarter, the Company distributed $44.4 million representing Kmart's normal dividend for their minority interest on net income for fiscal year 1999.

Capital expenditures for the three months ended April 1, 2000 were $2.7 million and were in line with the full year capital expenditure plan of approximately $48 million. These expenditures during the first quarter related primarily to the Company's continuing investment in information systems and the opening, relocating, or remodeling of Footaction stores.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Forward-Looking Statements

This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; the ability of the Company to execute its integration plans for the Just For Feet business, uncertainties related to consumer demand for footwear, warmer than expected weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange

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

                          Part II. - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

a)  EXHIBIT INDEX

Exhibit

       15   Accountants' Acknowledgment

       27   Financial Data Schedule

b) Reports on Form 8-K - A report on Form 8-K was filed on February 18, 2000 relating to fiscal year 1999 fourth quarter and full year financial information.

      A report on Form 8-K was filed on March 22, 2000 announcing the Company's acquisition of certain assets from Just For Feet, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FOOTSTAR, INC.

                           By: /S/CARLOS E. ALBERINI
                               ---------------------
                               Carlos E. Alberini
                               Senior Vice President and
                               Chief Financial Officer

Date:  May 15, 2000