Form 10-Q
period 2000-07-01
FOOTSTAR INC
filed 2000-08-15
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 1, 2000
                               ------------

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

                                              Yes  X   No
                                                  ---     ---

Number of shares outstanding of the issuer's Common Stock:

         Class                             Outstanding as of July 1, 2000
         -----                             ------------------------------

Common Stock, $.01 par value                         19,506,813

                                      INDEX

Part I. - Financial Information                                    Page No.
                                                                   --------

Item 1. Financial Statements

Consolidated Condensed Statements of Operations -
     Three and Six Months Ended July 1, 2000 and July 3, 1999           3

Consolidated Condensed Balance Sheets -
     July 1, 2000 and January 1, 2000                                   4

Consolidated Condensed Statements of Cash Flows -
     For Six Months Ended July 1, 2000 and July 3, 1999                 5

Notes to Consolidated Condensed Financial Statements                 6-11

Independent Auditors' Review Report                                    12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations               13-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk  19-20

Part II. - Other Information

Item 4. Submission of Matters to a Vote of Security Holders            21

Item 6. Exhibits and Reports on Form 8-K                               22

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)

                                                          Three Months Ended                   Six Months Ended
                                                    -------------------------------    ---------------------------------
                                                     July 1, 2000     July 3, 1999      July 1, 2000       July 3, 1999
                                                    ---------------  --------------    --------------     --------------
Net sales                                               $589.4           $479.0           $1,029.1            $918.1
Cost of sales                                            397.4            321.3              710.1             636.2
                                                        ------           ------           --------            ------
Gross profit                                             192.0            157.7              319.0             281.9
Store operating, selling, general and
    administrative expenses                              130.4             99.6              237.4             199.3
Depreciation and amortization                             10.9              9.1               20.4              18.4
Restructuring and asset impairment reversal                 --               --                 --              (2.9)
                                                        ------           ------           --------            ------
Operating profit                                          50.7             49.0               61.2              67.1
Interest expense, net                                      2.6              0.9                3.1               1.2
                                                        ------           ------           --------            ------
Income before income taxes and minority
     interests                                            48.1             48.1               58.1              65.9
Provision for income taxes                                15.0             15.0               18.2              20.7
                                                        ------           ------           --------            ------
Income before minority interests                          33.1             33.1               39.9              45.2
Minority interests in net income                          17.7             14.6               21.7              18.2
                                                        ------           ------           --------            ------
Net income                                              $ 15.4           $ 18.5           $   18.2            $ 27.0
                                                        ======           ======           ========            ======

Weighted average shares outstanding:
Basic:                                                    19.8             22.0               20.0              22.2
                                                        ======           ======           ========            ======
Diluted:                                                  20.4             22.4               20.4              22.5
                                                        ======           ======           ========            ======

Earnings per share
Basic:                                                  $ 0.78           $ 0.84           $   0.91            $ 1.22
                                                        ======           ======           ========            ======
Diluted:                                                $ 0.76           $ 0.83           $   0.89            $ 1.20
                                                        ======           ======           ========            ======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                                   July 1, 2000       January 1, 2000
                                                                   (Unaudited)           (Audited)
                                                                   ------------       ---------------
ASSETS
------
Current Assets:
   Cash and cash equivalents                                         $  17.7             $  31.8
   Accounts receivable, net                                             47.7                42.8
   Inventories                                                         401.0               271.3
   Prepaid expenses and other current assets                            33.6                34.9
                                                                     -------             -------
Total current assets                                                   500.0               380.8
   Property and equipment, net                                         237.7               198.7
   Goodwill, deferred charges and other non-
     current assets                                                     55.5                32.7
                                                                     -------             -------
Total assets                                                         $ 793.2             $ 612.2
                                                                     =======             =======
LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                  $ 151.9             $ 100.5
   Accrued expenses                                                    104.9               117.8
   Income taxes payable                                                 12.1                11.2
   Notes payable                                                       140.8                  --
                                                                     -------             -------
Total current liabilities                                              409.7               229.5
   Other long-term liabilities                                          60.3                40.5
   Minority interests in subsidiaries                                   51.6                74.3
                                                                     -------             -------
Total liabilities                                                    $ 521.6             $ 344.3
                                                                     -------             -------
Shareholders' equity:
   Common stock $.0l par value: 100,000,000
      shares authorized, 30,636,884 and 30,634,283
      shares issued                                                      0.3                 0.3
   Additional paid-in capital                                          343.7               338.6
   Accumulated other comprehensive income                               (0.1)               (0.1)
   Treasury stock:  11,130,071 and 10,510,300
      shares at cost                                                  (322.7)             (305.4)
   Unearned compensation                                                (7.5)               (5.2)
   Retained earnings                                                   257.9               239.7
                                                                     -------             -------
Total shareholders' equity                                             271.6               267.9
                                                                     -------             -------
Total liabilities and shareholders' equity                           $ 793.2             $ 612.2
                                                                     =======             =======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                                Six Months Ended
                                                          ----------------------------
                                                          July 1, 2000    July 3, 1999
                                                          ------------    ------------
Net cash (used in) provided by operating activities          $(12.3)         $ 33.7
                                                             ------          ------

Cash flows used in investing activities:
   Acquisition of Just For Feet, net of cash
     acquired                                                 (64.2)             --
   Additions to property and equipment                        (12.1)           (8.5)
                                                             ------          ------
   Net cash used in investing activities                      (76.3)           (8.5)
                                                             ------          ------

Cash flows provided by (used in) financing activities:
   Dividends paid to minority interests                       (44.4)          (38.1)
   Treasury stock acquired                                    (19.9)          (62.0)
   Treasury stock issued                                        2.6              --
   Net proceeds from notes payable                            140.8            36.7
   Payments on capital lease                                   (3.6)             --
   Other                                                       (1.0)            0.3
                                                             ------          ------

   Net cash provided by (used in) financing activities         74.5           (63.1)
                                                             ------          ------
Net decrease in cash and cash equivalents                     (14.1)          (37.9)

Cash and cash equivalents, beginning of period                 31.8            49.1
                                                             ------          ------

Cash and cash equivalents, end of period                     $ 17.7          $ 11.2
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

                       FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1. Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2000 and July 3, 1999 and the results of operations for the three- and six-month periods ended July 1, 2000 and July 3, 1999, respectively, and cash flows for the six months ended July 1, 2000 and July 3, 1999, respectively. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated condensed financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K.

2. Acquisition of Just For Feet

On March 7, 2000 the Company acquired certain assets of Just For Feet, Inc. and its subsidiaries, which had filed for Chapter 11 bankruptcy protection on November 4, 1999. Just For Feet is the leading operator of large-format superstores which specialize in brand-name athletic outdoor footwear and apparel. The assets purchased by the Company included 3 Just For Feet superstores, 76 Just For Feet superstore leases, 23 specialty store leases, the Just For Feet name, the Internet business and the corporate headquarters building located in Birmingham, Alabama. The net cash consideration paid for the assets was $64.2 million.

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Just For Feet from the acquisition date. The results of operations generated from the assets acquired have been added to those of Footaction and reported as Footstar's athletic segment. The purchase price was allocated to the acquired assets and liabilities assumed, tangible and intangible. The acquired assets and liabilities assumed were predominantly inventories, fixed assets and lease obligations. Based on

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

preliminary purchase price allocations, the excess of the fair market value of the net assets acquired over the purchase price amounting to approximately $38.7 million was deducted from the book values of the non-current, non-monetary assets acquired. Adjustments to the purchase price during the second quarter resulted principally from the appraisals of favorable leases performed subsequent to the purchase. Additional adjustments to the purchase price allocation may result from the completion of an appraisal of the acquired assets, which is currently in progress.

Unaudited Just For Feet pro forma net sales and Footstar pro forma consolidated net sales for the three-month and six-month periods ended July 1, 2000 and July 3, 1999, respectively assuming Just For Feet assets were acquired as of January 3, 1999 are as follows:

                                                 Pro Forma                                 Pro Forma
                                             Three Months Ended                        Six Months Ended
                                     ----------------------------------      -------------------------------------
                                      July 1, 2000        July 3, 1999         July 1, 2000         July 3, 1999
                                     --------------      --------------      -----------------     ---------------
Just For Feet net sales                  $ 81.5               $114.1            $  154.0              $  238.0
Footstar consolidated net sales           589.4                593.1             1,084.3               1,156.1

Pro forma net income and earnings per share data have not been disclosed since the Company is unable to avoid the use of forward-looking information and assumptions in order to meaningfully present the effect of the acquisition on the Company's operations. The Just For Feet historical results for the six months ended July 1, 2000 include the effects of transactions and estimates which are related either directly or indirectly, to Just For Feet Inc.'s liquidation proceedings under Chapter 7. As such, the Company cannot accurately determine the operating results that would have resulted had the liquidation process not been initiated and had the assets been acquired by the Company effective January 1, 2000.

The pro forma sales results for the periods presented include actual Footstar results beginning March 7, 2000. For the same reasons expressed above, the pro forma sales are not necessarily indicative of the results of the Company had the Just For Feet, Inc. assets been acquired at the beginning of the periods presented, and they are not necessarily indicative of sales in future periods.

3. Segment Information

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

                                                 Three Months Ended July 1, 2000
                                  ------------------------------------------------------------
($ in millions)                      Meldisco       Athletic(1)      Corporate       Total
                                  ------------------------------------------------------------
Net sales                             $357.2          $232.2          $  --          $589.4
Operating profit (loss)                 51.1             1.8           (2.2)           50.7

                                                  Six Months Ended July 1, 2000
                                  ------------------------------------------------------------
($ in millions)                      Meldisco       Athletic(1)      Corporate       Total
                                  ------------------------------------------------------------
Net sales                             $631.4          $397.7          $  --        $1,029.1
Operating profit (loss)                 63.9             1.7           (4.4)           61.2

                                                 Three Months Ended July 3, 1999
                                  ------------------------------------------------------------
($ in millions)                      Meldisco       Athletic(1)      Corporate        Total
                                  ------------------------------------------------------------
Net sales                             $329.2          $149.8          $  --          $479.0
Operating profit (loss)                 44.8             6.1           (1.9)           49.0

                                                  Six Months Ended July 3, 1999
                                  ------------------------------------------------------------
($ in millions)                      Meldisco       Athletic(1)      Corporate        Total
                                  ------------------------------------------------------------
Net sales                             $602.7          $315.4          $  --          $918.1
Operating profit (loss)                 53.4            16.6           (2.9)           67.1


The operating profit (loss) for the six-months ended July 3, 1999, without the 1999 first quarter reversal of restructuring charges, was $15.1 million for Athletic, ($4.3) million for Corporate and $64.2 million for Footstar consolidated.

(1) Footaction and Just For Feet have been combined and reported as a group called the Athletic Segment.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                ($ in millions, except share and per share data)

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended July 1, 2000 and July 3, 1999 are as follows:

                                                 Three Months Ended                            Six Months Ended
                                        ------------------------------------        -------------------------------------
                                          July 1, 2000        July 3, 1999             July 1, 2000         July 3, 1999
                                        ----------------    ----------------        -----------------     ---------------
Comprehensive Income:
Net income                                    $15.4               $18.5                   $18.2                $27.0
Other comprehensive income --
  Foreign currency adjustment                    --                (0.1)                     --                   --
                                              -----               -----                   -----                -----
Comprehensive income                          $15.4               $18.4                   $18.2                $27.0
                                              =====               =====                   =====                =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5. Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                             Three Months Ended                     Six Months Ended
                                                       ------------------------------       --------------------------------
                                                       July 1, 2000      July 3, 1999       July 1, 2000        July 3, 1999
                                                       ------------      ------------       ------------        ------------
Numerator for Basic and Diluted EPS - Net Income       $      15.4        $      18.5        $      18.2        $      27.0
                                                       ===========        ===========        ===========        ===========

Denominator:
Shares outstanding at beginning of period               19,624,534         22,102,048         20,123,983         23,522,750

Weighted average deferred compensation shares
    earned not issued                                      299,604            178,628            256,456            161,019

Weighted average shares repurchased                       (103,837)          (238,957)          (412,400)        (1,442,996)
                                                       -----------        -----------        -----------        -----------

Denominator for Basic EPS - Weighted average
    common shares outstanding                           19,820,301         22,041,719         19,968,039         22,240,773
                                                       -----------        -----------        -----------        -----------

Dilutive effect of stock options                           542,813            402,233            401,525            278,900
                                                       -----------        -----------        -----------        -----------

Denominator for Diluted EPS - Adjusted weighted
    average common shares outstanding                   20,363,114         22,443,952         20,369,564         22,519,673
                                                       -----------        -----------        -----------        -----------

Basic EPS                                              $      0.78        $      0.84        $      0.91        $      1.22
                                                       ===========        ===========        ===========        ===========

Diluted EPS                                            $      0.76        $      0.83        $      0.89        $      1.20
                                                       ===========        ===========        ===========        ===========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

6. Purchase of Treasury Stock

During the second quarter ended July 1, 2000, the Company repurchased 205,500 shares of its stock in the open market at an average price of $32.85 per share for an aggregate purchase amount of $6.8 million. Total shares repurchased year-to-date were 707,900 at an average price of $28.11 per share for an aggregate purchase amount of $19.9 million. Since May 1997 when the first share repurchase program was approved by the Company's Board of Directors, through July 1, 2000, the Company had repurchased a total of 11,218,200 shares at an average price of $28.99 per share, for an aggregate purchase amount of $325.3 million. As of July 1, 2000 the Company has approximately 1,491,800 shares that may be repurchased under its fifth share repurchase program. Treasury shares may be issued in connection with employee stock benefit plans and for other corporate purposes.

7. Supplemental Cash Flow Information

                                                 Six Months Ended
                                       ------------------------------------
                                        July 1, 2000         July 3, 1999
                                       ---------------      ---------------

   Cash paid for income taxes                $23.8                $25.6
   Cash paid for interest                     $3.6                 $1.9

The Company entered into a capital lease with General Electric Capital Corp. ("GECC") principally for furniture and fixtures in 42 Just For Feet stores on which GECC had a secured interest at the time of the Just For Feet acquisition. The net present value of payments will be $5.9 million of which $3.6 million was paid in the second quarter.

8. Note Payable

Effective May 25, 2000, the Company entered into a new three-year, $325 million revolving credit facility with a syndicate of banks led by Fleet National Bank. This new facility replaced a $300 million revolving credit facility, which was due to expire September 18, 2000.

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of July 1, 2000 and the related consolidated condensed statements of operations for the three and six month periods ended July 1, 2000 and July 3, 1999, respectively and cash flows for the six-month periods ended July 1, 2000 and July 3, 1999, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

                                                                   /S/ KPMG LLP

Short Hills, New Jersey
July 26, 2000

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

General

                                          Three Months Ended
                                    -----------------------------
($ in millions)                     July 1, 2000     July 3, 1999
                                    ------------     ------------
Company:
Net sales                              $589.4           $479.0
Net sales % change from prior year       23.1%             3.5%
Same store sales % change                 5.9%             1.6%

Meldisco:
Net sales                              $357.2           $329.2
Net sales % change from prior year        8.5%             4.0%
Same store sales % change                 7.1%             2.4%
% of consolidated net sales              60.6%            68.7%

Athletic:
Net sales                              $232.2           $149.8
Net sales % change from prior year       55.0%             2.6%
Same store sales % change (1)             3.1%             0.0%
% of consolidated net sales              39.4%            31.3%

note:(1) Same store sales do not include Just For Feet sales since the Just For
         Feet stores have not been operated by the Company for twelve months.

Consolidated net sales for the second quarter ended July 1, 2000, were $589.4 million, an increase of 23.1% from net sales of $479.0 million for the same period of 1999. Same store sales for the three-month period increased 5.9% compared to the second quarter of 1999. Meldisco posted an 8.5% increase in sales over last year, partly as a result of the shift in Easter sales from the first quarter of 1999 to the second quarter of 2000. Second quarter 2000 sales in the athletic segment increased 55.0% over the same period of 1999, largely due to additional sales generated by the acquired Just For Feet assets, plus a 3.1% increase in Footaction same store sales. This increase was driven by the strong performance of Men's footwear, led by higher sales of basketball and running product.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

                                                   Six Months Ended
                                           --------------------------------
($ in millions)                            July 1, 2000        July 3, 1999
                                           ------------        ------------
Company:
Net sales                                    $1,029.1            $ 918.1
Net sales % change from prior year               12.1%               6.3%
Same store sales % change                         1.4%               4.0%

Meldisco:
Net sales                                      $631.4             $602.7
Net sales % change from prior year                4.7%               9.0%
Same store sales % change                         3.7%               7.4%
% of consolidated net sales                      61.4%              65.6%

Athletic:
Net sales                                      $397.7             $315.4
Net sales % change from prior year               26.1%               1.5%
Same store sales % change(1)                     (3.0%)             (2.5%)
% of consolidated net sales                      38.6%              34.4%

note: (1) Same store sales do not include Just For Feet sales since the Just For
          Feet stores have not been operated by the Company for twelve months.

Consolidated net sales for the six months ended July 1, 2000, were $1,029.1 million, an increase of 12.1% from net sales of $918.1 million for the same period of 1999. Same store sales for the six-month period increased 1.4% compared to the year-ago period. Meldisco experienced increases in sales across all departments and a positive sales mix during the period. Total sales for Meldisco increased 4.7% to $631.4 million, and total sales for the athletic segment increased 26.1% to $397.7 million. Same store sales (which do not include the new Just For Feet business) declined 3.0% for the athletic segment, and increased 3.7% at Meldisco.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cost of Sales and Expenses

                                                      Three Months Ended
                                             -----------------------------------
(As a percent of net sales)                    July 1, 2000        July 3, 1999
                                             ---------------     ---------------

Cost of sales                                      67.4%               67.1%
Store operating, selling, general and
   administrative expenses                         22.1%               20.8%
Depreciation and amortization                       1.9%                1.9%

                                                       Six Months Ended
                                             -----------------------------------
(As a percent of net sales)                    July 1, 2000        July 3, 1999
                                             ---------------     ---------------

Cost of sales                                      69.0%               69.3%
Store operating, selling, general and
   administrative expenses                         23.1%               21.7%
Depreciation and amortization                       2.0%                2.0%

Cost of Sales

Cost of sales for the second quarter of 2000, as a percent of net sales, increased 30 basis points from the corresponding prior-year period. This increase is primarily attributable to higher cost of sales contributed by Just For Feet in the athletic segment, due to higher occupancy expenses, higher markdowns and reduced sales leverage.

Cost of sales for the six months ended July 1, 2000, as a percent of net sales, decreased by 30 basis points from the comparable 1999 period. Meldisco achieved an increase in gross margin primarily due to a decrease in markdowns.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative ("SG&A") expenses, as a percent of net sales, for the second quarter ended July 1, 2000 increased 130 basis points as compared to the same prior-year period. The increase was primarily due to expenses incurred to restart and run the Just For Feet business and $1.5 million in one time costs related to the integration of the Just For Feet business. Meldisco's SG&A, as a percent of net sales, decreased during the period as a result of the improved leverage of fixed costs due to increasing same store sales. SG&A expenses, as a percent of sales, for the six months ended July 1, 2000 were 140 basis points higher than the comparable 1999 period. Meldisco's SG&A rate decreased during the first six months, while the athletic

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

segment's SG&A rate increased primarily due to the underabsorption of fixed costs and one time costs associated with the Just For Feet acquisition and integration.

Operating Profit

                                         Three Months Ended
                         ---------------------------------------------------
($ in millions)               July 1, 2000                 July 3, 1999
                         ----------------------       ----------------------

Meldisco(1)              $51.1           14.3%        $44.8            13.6%
Athletic(1)                1.8            0.8%          6.1             4.1%
Corporate overhead        (2.2)            --          (1.9)             --
                         -----                        -----
      Total(1)           $50.7            8.6%        $49.0            10.2%
                         =====                        =====

note: (1) percentages represent percent of net sales of the respective entities.

                                             Six Months Ended
                            ---------------------------------------------------
($ in millions)                  July 1, 2000                July 3, 1999
                            ----------------------       ----------------------

Meldisco(1)                  $63.9          10.1%         $53.4            8.9%
Athletic(1),(2)                1.7           0.4%          15.1            4.8%
Corporate overhead(2)         (4.4)           --           (4.3)            --
Restructuring and asset
 impairment reversal            --            --            2.9             --
                             -----                        -----
      Total(1)               $61.2           5.9%         $67.1            7.3%
                             =====                        =====

note: (1) percentages represent percent of net sales of the respective entities.
      (2) 1999 operating profit is presented before the reversal of restructuring charges.

Operating profit, as a percent of net sales, for the second quarter ended July 1, 2000, decreased 160 basis points over the same period of 1999. Meldisco's operating profit as a percent of net sales increased by 70 basis points due to improved gross margins. The athletic segment's operating profit decreased due to increased markdowns, the underabsorption of fixed costs and start up costs related to the Just For Feet business.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Liquidity and Financial Condition

Footstar's quarter-end inventories increased by 28% versus the same quarter of 1999, primarily as a result of the addition of inventory to support the Just For Feet chain. The increase in inventories generated a corresponding increase in accounts payable at quarter-end.

In addition to inventories, the majority of the Just For Feet acquired assets represent fixed assets which have been classified within property and equipment, net, favorable leases classified within goodwill, deferred charges and other noncurrent assets and unfavorable leases classified within other long-term liabilities.

As of July 1, 2000, the Company had $140.8 million in borrowings, classified as notes payable. Effective May 25, 2000, the Company entered into a new $325 million 3-year revolving credit facility (the "Credit Facility") with a syndicate of banks led by Fleet National Bank. The Credit Facility contains various operating covenants, which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate, make capital expenditures or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to debt and interest coverage. At the end of the quarter, the Company was in compliance with these covenants.

Effective June 1, 2000 the Company entered into a 10-year, $35 million Master Lease Agreement with General Electric Credit Corp. to be utilized beginning January 1, 2001. Under the terms of this facility the Company may lease materials handling equipment and furniture, fixtures and equipment for related stores.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups occurring prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and credit facilities, will be sufficient to fund its expected operating expenses, working capital needs, capital expenditures, and projected growth for the foreseeable future. The Company believes its current borrowing capacity will allow it to take advantage of growth and investment opportunities.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The Company expects that it will retain all available funds for the operation and expansion of its business and to fund future share repurchases, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in Meldisco subsidiaries. At the beginning of the second fiscal quarter, the Company distributed $44.4 million representing Kmart's normal dividend for their minority interest on net income for fiscal year 1999.

Capital expenditures for the six months ended July 1, 2000 were $12.1 million. Total capital expenditures for the entire 2000 fiscal year are estimated to be $60-$65 million, which includes approximately $19 million to purchase the corporate headquarters building located in Mahwah, New Jersey. Capital expenditures during the second quarter related primarily to the Company's continuing investment in information systems and the opening, relocating or remodeling of Footaction and Just For Feet stores.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Forward-Looking Statements

This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; the ability of the Company to execute its integration plans for the Just For Feet business, uncertainties related to consumer demand for footwear, unseasonable weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

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

Foreign Exchange

The Company exited its Meldisco's European business in 1999. Translating the income statements of these operations for the effects of foreign currency changes does not have a material impact on the Company's financial positions. The Company does not have material exposure to cash flows denominated in foreign currency, nor have net foreign exchange gains or losses been material to operating results in the past three reporting periods.

                          Part II. - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 2, 2000. The stockholders elected all of management's nominees for the Board of Directors to serve until the Annual Meeting of Stockholders in 2003 and ratified the appointment of KPMG LLP as the Corporation's independent auditors for fiscal 2000.

The voting results are as follows:

Election of Directors

                                                                Broker
                                 For           Withheld        Non-Votes
                             -------------------------------------------
Stanley P. Goldstein         18,103,129          16,394            --
J.M. Robinson                18,103,183          16,340            --
Neele E. Stearns, Jr         18,102,954          16,569            --

Ratification of Auditors

                                                           Broker
           For            Against         Abstain         Non-Votes
       ------------------------------------------------------------
       18,099,737           4,269        15,517               --

                          Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a) EXHIBIT INDEX

Exhibit
-------
         10.12  Credit Facility

         15     Accountants' Acknowledgment

         27     Financial Data Schedule

b) Reports - A report on Form 8-K/A was filed on May 22, 2000 as an amendment to the Form 8-K filed on March 22, 2000; the amendment contained financial statements, proforma financial statements and exhibits related to the acquisition of Just For Feet.

         A report on Form 8-K was filed on May 22, 2000 announcing anticipated second quarter earnings, and that the integration of Just For Feet is ahead of plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FOOTSTAR, INC.

                                            By: /S/ CARLOS E. ALBERINI
                                                --------------------------------
                                                Carlos E. Alberini
                                                Senior Vice President and
                                                Chief Financial Officer

Date:  August 15, 2000