Form 10-Q
period 2000-09-30
FOOTSTAR INC
filed 2000-11-14
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended  September 30, 2000

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

                                Yes X    No _

Number of shares outstanding of the issuer's Common Stock:

         Class                       Outstanding as of September 30, 2000
         -----                       ------------------------------------
Common Stock, $.01 par value                       19,524,500

                                      INDEX



Part I. - Financial Information                                         Page No.
                                                                        --------
Item 1.  Financial Statements

Consolidated Statements of Operations -
       Three and Nine Months Ended September 30, 2000 and October 2, 1999      3

Consolidated Balance Sheets -
       September 30, 2000 and January 1, 2000                                  4

Consolidated Condensed Statements of Cash Flows -
       For Nine Months Ended September 30, 2000 and October 2, 1999            5

Notes to Consolidated Financial Statements                                  6-12

Independent Auditors' Review Report                                           13

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       14-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20-21

Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     22

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in millions, except per share data)


                                             Three Months Ended         Nine Months Ended
                                          ------------------------  -------------------------
                                          September 30,  October 2, September 30,  October 2,
                                               2000        1999         2000          1999
                                          -------------  ---------- -------------  ----------
Net sales                                     $592.7      $470.3      $1,621.8      $1,388.3
Cost of sales                                  398.9       322.4       1,108.9         958.5
                                              ------      ------      --------      --------
Gross profit                                   193.8       147.9         512.9         429.8
Store operating, selling, general and
    administrative expenses                    131.5       100.5         369.0         299.7

Depreciation and amortization                    9.2         8.6          29.6          27.1
Restructuring and asset impairment reversal     (0.9)         --          (0.9)         (2.9)
                                              ------      ------      --------      --------
Operating profit                                54.0        38.8         115.2         105.9
Interest expense, net                            3.0         0.4           6.1           1.6
                                              ------      ------      --------      --------
Income before income taxes and minority
     interests                                  51.0        38.4         109.1         104.3
Provision for income taxes                      15.7        12.0          33.9          32.7
                                              ------      ------      --------      --------
Income before minority interests                35.3        26.4          75.2          71.6
Minority interests in net income                10.7         8.4          32.4          26.6
                                              ======      ======      ========      ========
Net income                                    $ 24.6      $ 18.0      $   42.8      $   45.0
                                              ======      ======      ========      ========
Weighted average shares outstanding:
Basic:                                          19.8        21.3          19.9          21.9
                                              ======      ======      ========      ========
Diluted:                                        20.3        21.7          20.3          22.3
                                              ======      ======      ========      ========
Earnings per share
Basic:                                        $ 1.24      $ 0.85      $   2.15      $   2.05
                                              ======      ======      ========      ========
Diluted:                                      $ 1.21      $ 0.83      $   2.11      $   2.02
                                              ======      ======      ========      ========

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in millions, except for share data)


                                                                      September 30,     January 1,
                                                                           2000            2000
                                                                       (Unaudited)      (Audited)
                                                                       -----------      ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                          $   13.1        $   31.8
     Accounts receivable, net                                               46.1            42.8
     Inventories                                                           442.4           271.3
     Prepaid expenses and other current assets                              29.8            34.9
                                                                        --------        --------
Total current assets                                                       531.4           380.8
     Property and equipment, net                                           255.4           198.7
     Goodwill, deferred charges and other non-
         current assets                                                     51.6            32.7
                                                                        --------        --------
Total assets                                                            $  838.4        $  612.2
                                                                        ========        ========
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                   $  129.9        $  100.5
     Accrued expenses                                                      116.6           117.8
     Income taxes payable                                                   11.5            11.2
     Notes payable                                                         156.9              --
                                                                        --------        --------
Total current liabilities                                                  414.9           229.5
     Other long-term liabilities                                            64.7            40.5
     Minority interests in subsidiaries                                     62.3            74.3
                                                                        --------        --------
Total liabilities                                                       $  541.9        $  344.3
                                                                        --------        --------
Shareholders' Equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,636,884 and 30,634,283 shares issued           0.3             0.3
     Additional paid-in capital                                            342.5           338.6
      Accumulated other comprehensive income                                (0.1)           (0.1)
     Treasury stock: 11,112,384 and 10,510,300
          shares at cost                                                  (322.2)         (305.4)
     Unearned compensation                                                  (6.6)           (5.2)
     Retained earnings                                                     282.6           239.7
                                                                        --------        --------
Total shareholders' equity                                                 296.5           267.9
                                                                        ========        ========
Total liabilities and shareholders' equity                              $  838.4        $  612.2
                                                                        ========        ========

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                                  Nine Months Ended
                                                           ------------------------------
                                                           September 30,       October 2,
                                                               2000               1999
                                                           -------------       ----------
Net cash (used in) provided by operating activities          $(12.5)             $ 54.0
                                                             ------              ------
Cash flows used in investing activities:
     Acquisition of Just For Feet, net of cash
           acquired                                           (64.2)                 --
     Additions to property and equipment                      (32.8)              (15.5)
                                                             ------              ------
     Net cash used in investing activities                    (97.0)              (15.5)
                                                             ------              ------
Cash flows provided by (used in) financing activities:
     Dividends paid to minority interests                     (44.4)              (38.1)
     Treasury stock acquired                                  (19.9)              (81.6)
     Treasury stock issued                                      3.1                  --
     Net proceeds from notes payable                          156.9                41.9
     Payments on capital lease                                 (3.7)                 --
     Other                                                     (1.2)                0.2
                                                             ------              ------
     Net cash provided by (used in) financing activities       90.8               (77.6)
                                                             ------              ------
Net decrease in cash and cash equivalents                     (18.7)              (39.1)

Cash and cash equivalents, beginning of period                 31.8                49.1
                                                             ------              ------
Cash and cash equivalents, end of period                     $ 13.1              $ 10.0
                                                             ======              ======


          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1.  Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and October 2, 1999 and the results of operations for the three- and nine-month periods ended September 30, 2000 and October 2, 1999, respectively, and cash flows for the nine months ended September 30, 2000 and October 2, 1999, respectively. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated financial statements of the Company should be read in conjunction with the financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K.

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

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Just For Feet from the acquisition date. The results of operations generated from the assets acquired have been added to those of Footaction and reported as Footstar's athletic segment. The purchase price was allocated to the acquired assets and liabilities assumed, tangible and intangible. The acquired assets and liabilities assumed were predominantly inventories, fixed assets and lease obligations. Based on

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

purchase price allocations, the excess of the fair market value of the net assets acquired over the purchase price amounting to approximately $32.4 million was deducted from the book values of the non-current, non-monetary assets acquired. Adjustments to the purchase price during the third quarter resulted principally from the appraisals of favorable leases performed subsequent to the purchase. Additional adjustments to the purchase price allocation may result from the completion of an appraisal of the acquired assets, which is currently in progress.

Unaudited Just For Feet pro forma net sales and Footstar pro forma consolidated net sales for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999, respectively, assuming Just For Feet assets were acquired as of January 3, 1999 are as follows:

                    `                        Pro Forma                            Pro Forma
                                         Three Months Ended                   Nine Months Ended
                                    ----------------------------       ------------------------------
                                    September 30,     October 2,       September 30,       October 2,
                                        2000             1999               2000             1999
                                    -------------     ----------       -------------       ----------
Just For Feet net sales                 $94.2           $139.9              $248.2         $ 377.9
Footstar consolidated net sales         592.7            610.2             1,677.0         1,766.2

Pro forma net income and earnings per share data have not been disclosed since the Company is unable to avoid the use of forward-looking information and assumptions in order to meaningfully present the effect of the acquisition on the Company's operations. The Just For Feet historical results for the nine months ended September 30, 2000 include the effects of transactions and estimates which are related either directly or indirectly, to Just For Feet Inc.'s liquidation proceedings under Chapter 7. As such, the Company cannot accurately determine the operating results that would have resulted had the liquidation process not been initiated and had the assets been acquired by the Company effective January 1, 2000.

The pro forma sales results for the periods presented include actual Footstar results beginning March 7, 2000. For the same reasons expressed above, the pro forma sales are not necessarily indicative of the results of the Company had the Just For Feet, Inc. assets been acquired at the beginning of the periods presented, and they are not necessarily indicative of sales in future periods.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                ($ in millions, except share and per share data)

3.  Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under SFAS No. 131 the newly acquired Just For Feet stores and Footaction stores represent two operating segments that have been aggregated for financial reporting purposes.

                                                Three Months Ended September 30, 2000
                                     ------------------------------------------------------
                                     Meldisco      Athletic(1)      Corporate        Total
                                     --------      -----------      ---------        -----

Net sales                            $311.2          $281.5          $  --           $592.7
Operating profit (loss)                32.2            24.0           (2.2)            54.0
Operating profit (loss) before
    restructuring reversal             32.2            23.1           (2.2)            53.1


                                               Nine Months Ended September 30, 2000
                                     ------------------------------------------------------
                                     Meldisco      Athletic(1)      Corporate        Total
                                     --------      -----------      ---------        -----
Net sales                            $942.6          $679.2          $  --         $1,621.8
Operating profit (loss)                96.1            25.7           (6.6)           115.2
Operating profit (loss) before
restructuring reversal                 96.1            24.8           (6.6)           114.3

                                                 Three Months Ended October 2, 1999
                                     ------------------------------------------------------
                                     Meldisco      Athletic(1)      Corporate        Total
                                     --------      -----------      ---------        -----
Net sales                            $292.2          $178.1          $  --           $470.3
Operating profit (loss)                24.6            16.0           (1.8)            38.8
Operating profit (loss) before
    restructuring reversal             24.6            16.0           (1.8)            38.8

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

                                          Nine Months Ended October 2, 1999
                                     -----------------------------------------------------
                                     Meldisco      Athletic(1)      Corporate        Total
                                     --------      -----------      ---------        -----
Net sales                             $894.9          $493.4           $ --       $1,388.3
Operating profit (loss)                 78.0            32.6           (4.7)         105.9
Operating profit (loss) before
    restructuring reversal              78.0            31.1           (6.1)         103.0

(1) Footaction and Just For Feet have been combined and reported as a group called the Athletic Segment.

4.  Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended September 30, 2000 and October 2, 1999 are as follows:

                                          Three Months Ended              Nine Months Ended
                                      ---------------------------     --------------------------
                                      September 30,    October 2,     September 30,   October 2,
                                           2000          1999             2000          1999
                                      -------------    ----------     -------------   ----------
Comprehensive Income:
Net income                               $  24.6        $  18.0         $  42.8        $  45.0
Other comprehensive income -
    Foreign currency adjustment               --           (0.1)             --           (0.1)
                                         -------        -------         -------        -------
Comprehensive income                     $  24.6        $  17.9         $  42.8        $  44.9
                                         =======        =======         =======        =======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5.  Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.


                                                          Three Months Ended                   Nine Months Ended
                                                      ---------------------------       ------------------------------
                                                      September 30,    October 2,       September 30,      October 2,
                                                          2000            1999              2000              1999
                                                      -------------    ----------       -------------      ----------
Numerator for Basic and Diluted EPS - Net Income      $      24.6      $      18.0       $      42.8       $      45.0
                                                      ===========      ===========       ===========       ===========
Denominator:
Shares outstanding at beginning of period              19,506,813       21,412,568        20,123,983        23,522,750

Weighted average deferred compensation shares
    earned not issued                                     298,691          180,277           270,534           167,438

Weighted average shares issued / (repurchased)             15,553         (301,712)         (475,472)       (1,765,961)
                                                      -----------      -----------       -----------       -----------
Denominator for Basic EPS -Weighted average
    common shares outstanding                          19,821,057       21,291,133        19,919,045        21,924,227
                                                      -----------      -----------       -----------       -----------
Dilutive effect of stock options                          479,014          394,865           430,711           326,080
                                                      -----------      -----------       -----------       -----------
Denominator for Diluted EPS- Adjusted weighted
    average common shares outstanding                  20,300,071       21,685,998        20,349,756        22,250,307
                                                      -----------      -----------       -----------       -----------
Basic EPS                                             $      1.24      $      0.85       $      2.15       $      2.05
                                                      ===========      ===========       ===========       ===========
Diluted EPS                                           $      1.21      $      0.83       $      2.11       $      2.02
                                                      ===========      ===========       ===========       ===========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

6.  Purchase of Treasury Stock

During the third quarter ended September 30, 2000, the Company did not repurchase any of its stock in the open market. Total shares repurchased year-to-date were 707,900 at an average price of $28.11 per share for an aggregate purchase amount of $19.9 million. From May 1997, when the first share repurchase program was approved by the Company's Board of Directors, through September 30, 2000, the Company had repurchased a total of 11,218,200 shares at an average price of $28.99 per share, for an aggregate purchase amount of $325.3 million. As of September 30, 2000 the Company has approximately 1,491,800 shares that may be repurchased under its fifth share repurchase program. Treasury shares may be issued in connection with employee stock benefit plans and for other corporate purposes. Shares issued from treasury during the nine months ended September 30, 2000, totaled 105,816 shares.

7. Restructure Reversal

In the third quarter of 2000 the Company reversed $0.9 million ($0.5 million after taxes) of the 1998 restructuring charge relating to lease obligations of Footaction closed stores. The original restructuring reserve totaled $34.4 million ($21.4 million after taxes) with $3.2 million remaining in the reserve as of September 30, 2000.

8.  Supplemental Cash Flow Information

                                                  Nine Months Ended
                                          ---------------------------------
                                          September 30,          October 2,
                                              2000                 1999
                                          -------------          ----------
Cash paid for income taxes                    $40.0                $32.1
Cash paid for interest                         $7.0                 $2.7

The Company entered into a capital lease with General Electric Capital Corp. ("GECC") principally for furniture and fixtures in 42 Just For Feet stores on which GECC had a secured interest at the time of the Just For Feet acquisition. The net present value of payments will be $5.9 million of which $3.7 million was paid during the nine months ended September 30, 2000.

On September 1, 2000, the Company purchased its headquarters' building for approximately $19.3 million. The Company paid approximately $9.8 million to the seller, which is included in "additions to property and equipment" in the Statement of Cash Flows. The Company incurred the remainder of the purchase price, approximately $9.5 million by assuming the seller's mortgage through a non-cash transaction.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        ($ in millions, except per share)

9.  Note Payable

Effective May 25, 2000, the Company entered into a new three-year, $325 million revolving credit facility with a syndicate of banks led by Fleet National Bank. This new facility replaced a $300 million revolving credit facility, which was due to expire September 18, 2000.

                       Independent Auditors' Review Report


The Board of Directors and Shareholders
Footstar, Inc.


We have reviewed the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of September 30, 2000 and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 and October 2, 1999, respectively and cash flows for the nine-month periods ended September 30, 2000 and October 2, 1999, respectively. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of January 1, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 1, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                    /S/KPMG LLP

Short Hills, New Jersey
October 20, 2000

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this report.

General

                                                      Three Months Ended
                                              --------------------------------
                                              September 30,         October 2,
($ in millions)                                   2000                 1999
                                              -------------         ----------
Company:
Net sales                                        $592.7              $470.3
Net sales % change from prior year                 26.0%              (0.5%)
Same store sales % change (1)                       5.1%              (1.5%)

Meldisco:
Net sales                                        $311.2              $292.2
Net sales % change from prior year                  6.5%                1.4%
Same store sales % change                           4.7%                0.1%
% of consolidated net sales                        52.5%               62.1%

Athletic:
Net sales                                        $281.5              $178.1
Net sales % change from prior year                 58.1%               (3.4%)
Same store sales % change (1)                       5.8%               (4.0%)
% of consolidated net sales                        47.5%               37.9%

note: (1) Same store sales do not include Just For Feet sales since the Just For
          Feet stores have not been operated by the Company for twelve months.

Consolidated net sales for the third quarter ended September 30, 2000, were $592.7 million, an increase of 26.0% from net sales of $470.3 million for the same period of 1999. Same store sales for the three-month period increased 5.1% compared to the third quarter of 1999. Meldisco posted a 6.5% increase in sales over the prior-year period, driven by strong sales in the men's and seasonal departments, and same store increases of 4.7% for the quarter. Third quarter 2000 sales in the athletic segment increased 58.1% over the same period of 1999, largely due to additional sales generated by the acquired

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Just For Feet assets, plus a 5.8% increase in Footaction comparable store sales. The 5.8% increase was driven by the strong performance of men's footwear, led by sales in the basketball and outdoor categories.

                                                     Nine Months Ended
                                              --------------------------------
                                              September 30,         October 2,
($ in millions)                                   2000                 1999
                                              -------------         ----------
Company:
Net sales                                       $1,621.8             $1,388.3
Net sales % change from prior year                  16.8%                 3.9%
Same store sales % change                            2.7%                 2.0%

Meldisco:
Net sales                                          $942.6            $  894.9
Net sales % change from prior year                    5.3%                6.4%
Same store sales % change                             4.0%                4.9%
% of consolidated net sales                          58.1%               64.5%

Athletic:
Net sales                                          $679.2             $  493.4
Net sales % change from prior year                   37.7%                (0.3%)
Same store sales % change (1)                         0.2%                (3.1%)
% of consolidated net sales                          41.9%                35.5%

note: (1) Same store sales do not include Just For Feet sales since the Just For
          Feet stores have not been operated by the Company for twelve months.

Consolidated net sales for the nine months ended September 30, 2000, were $1,621.8 million, an increase of 16.8% from net sales of $1,388.3 million for the same period of 1999. Same store sales for the nine-month period increased 2.7% compared to the year-ago period. Total sales for Meldisco increased 5.3% to $942.6 million, bolstered by strong spring and back-to-school sales. Total sales for the athletic segment increased 37.7% to $679.2 million. Same store sales (which do not include the new Just For Feet business) increased 0.2% for the athletic segment, and 4.0% at Meldisco. The strong performance of men's footwear in the basketball and running categories, partially offset by weaker sales of apparel and kid's footwear, drove the same store sales increase in the athletic segment. The same store sales increase at Meldisco was driven by positive sales in all categories.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cost of Sales and Expenses
                                                        Three Months Ended
                                                --------------------------------
                                                September 30,        October 2,
(As a percent of net sales)                         2000                1999
                                                -------------        ----------
Cost of sales                                       67.3%               68.6%
Store operating, selling, general and
     administrative expenses                        22.2%               21.4%
Depreciation and amortization                        1.6%                1.8%

                                                       Nine Months Ended
                                                --------------------------------
                                                September 30,        October 2,
(As a percent of net sales)                        2000                 1999
                                                -------------        ----------
Cost of sales                                       68.4%              69.0%
Store operating, selling, general and
     administrative expenses                        22.8%              21.6%
Depreciation and amortization                        1.8%               2.0%

Cost of Sales

Cost of sales for the third quarter of 2000, as a percent of net sales, decreased 130 basis points from the corresponding prior-year period. This decrease is primarily attributable to Meldisco's improved sales mix with increases in sales of regular-priced goods, better leverage of distribution expenses and the athletic segment's improved absorption of fixed expenses.

Cost of sales for the nine months ended September 30, 2000, as a percent of net sales, decreased by 60 basis points from the comparable 1999 period, largely due to Meldisco's improved gross margin rate.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative ("SG&A") expenses, as a percent of net sales, for the third quarter ended September 30, 2000, increased 80 basis points from the same prior-year period. The increase was primarily due both to the anticipated expenses associated with integrating and running the Just For Feet business, which has not yet reached full sales productivity, and the integration of 10 additional Just for Feet superstores opened in July. Meldisco's SG&A, as a percent of net sales, decreased during the period due to the improved leverage of fixed costs as a result of the increased same store sales. SG&A expenses, as a percent of sales, for the nine months ended September 30, 2000, were 120 basis points higher than in the comparable 1999 period.

This increase was primarily attributable to the underabsorption of fixed costs in the athletic segment, and the impact of the Just For Feet acquisition and integration.

Operating Profit


                                                  Three Months Ended
                               --------------------------------------------------------
($ in millions)                  September 30, 2000                 October 2, 1999
                               ---------------------            -----------------------
Meldisco (1)                   $32.2            10.4%           $24.6              8.4%
Athletic (1), (2)               23.1             8.2%            16.0              9.0%
Corporate overhead              (2.2)             --             (1.8)              --
 Restructuring and asset
   Impairment reversal           0.9              --               --               --
                               =====                            =====
      Total (1)                $54.0             9.1%           $38.8               8.3%
                               =====                            =====


                                                   Nine Months Ended
                               --------------------------------------------------------
($ in millions)                  September 30, 2000                 October 2, 1999
                               ---------------------            -----------------------
Meldisco (1)                  $ 96.1            10.2%           $ 78.0             8.7%
Athletic (1), (2)               24.8             3.7%             31.1             6.3%
Corporate overhead (2)          (6.6)             --              (6.1)             --
 Restructuring and asset
   Impairment reversal           0.9              --               2.9              --
                              ======                            ======
      Total (1)               $115.2             7.1%           $105.9             7.6%
                              ======                            ======


note: (1) percentages represent percent of net sales of the respective entities.

      (2) 1999 and 2000 operating profit is presented before the reversal of restructuring charges.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Operating profit, as a percent of net sales, for the third quarter ended September 30, 2000, increased 80 basis points over the same period of 1999. Meldisco's operating profit as a percent of net sales increased by 200 basis points due to improved gross margins and tight expense control. Operating profit at the athletic segment for the third quarter ended September 30, 2000 increased compared to the prior-year period as a result of both increased comparable store sales at Footaction and improved expense leverage as a result of the additional sales volume contributed by Just For Feet. The athletic segment's operating profit for the nine-month period ended September 30, 2000 decreased versus the prior-year period, mainly due to the impact of the acquired and the 10 newly opened Just For Feet stores, which have not yet reached full sales productivity.


Liquidity and Financial Condition

Footstar's quarter-end inventories increased by approximately 40% versus the same quarter of 1999, primarily as a result of the addition of inventory to support the Just For Feet chain and the planned increase of inventory at Footaction stores in anticipation of higher holiday sales. Accounts payable balances increased versus a year ago as a result of the higher inventories.

In addition to inventories, the majority of the Just For Feet acquired assets represent fixed assets which have been classified within property and equipment, net, favorable leases classified within goodwill, deferred charges and other noncurrent assets and unfavorable leases classified within other long-term liabilities.

As of September 30, 2000, the Company had $156.9 million in borrowings, classified as notes payable. Net interest expense for the nine months ended September 30, 2000 was $6.1 million compared to $1.6 million for the same period of 1999. This increase was primarily a result of the acquisition of the Just For Feet assets, capital expenditures, the increased inventory levels and previous share repurchases.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

On September 1, 2000 the Company purchased its headquarters' building located in Mahwah, New Jersey, for approximately $19.3 million. The Company is financing the purchase through both short- and long-term borrowings including the assumption of a 10-year term mortgage, of which $9.5 million was outstanding as of September 30, 2000. Under the terms of the mortgage agreement, the Company is required to make quarterly payments of approximately $350,000, representing both principal and interest through May 1, 2010 when the mortgage will be completely paid down. The long-term portion of the mortgage is classified within other long-term liabilities on the balance sheet.

Effective June 1, 2000 the Company entered into a 10-year, $35 million Master Lease Agreement with General Electric Credit Corp. to be utilized beginning January 1, 2001. The Company may lease material handling equipment and furniture, fixtures and equipment for the Company's stores.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups, which occur prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and credit facilities, will be sufficient to fund its expected operating expenses, working capital needs, capital expenditures and projected growth for the foreseeable future. The Company believes its current borrowing capacity will allow it to take advantage of growth and investment opportunities.

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

Capital expenditures for the nine months ended September 30, 2000 were $42.3 million. Total capital expenditures for the entire 2000 fiscal year are estimated to be approximately $60 million. Capital expenditures during the third quarter related primarily to the purchase of the corporate headquarters building located in Mahwah, New Jersey, the continuing investment in information systems and the opening, relocating or remodeling of Footaction and Just For Feet stores.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Forward-Looking Statements

This Report on Form 10-Q contains statements, which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; the ability of the Company to execute its plans, uncertainties related to consumer demand for footwear, unseasonable weather, consumer acceptance of the Company's merchandise mix and/or its retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

The Company is not materially exposed to changes in the underlying values of its assets or liabilities nor is it materially exposed to changes in the value of expected foreign currency cash flows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Interest Rates

The Company's investment and debt portfolios are primarily short-term, seasonal in nature. The Company's investment portfolio consists of highly rated short-term marketable securities with peak amounts coinciding with the year-end peak selling season. The Company, from time to time, undertakes short-term borrowings to finance working capital. The Company's peak borrowing periods coincide with peak inventory purchases.

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

                          Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a) EXHIBIT INDEX

Exhibit

         15   Accountants' Acknowledgment

         27   Financial Data Schedule

b)       Reports  -

         Reports on Form 8-K --none

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

Date:  November 14, 2000