Form 10-K
period 2000-12-30
FOOTSTAR INC
filed 2001-03-30
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2000
                         Commission File Number 1-11681

                                 FOOTSTAR, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                Delaware                              22-3439443
          ------------------------------------------------------------------
         (State of incorporation)           (IRS Employer Identification No.)

                933 MacArthur Boulevard, Mahwah, New Jersey 07430
                -------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 934-2000
                                                            -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
       Title of each class                               on which registered
       -------------------------------------------------------------------------
       Common Stock (par value $.01 per share)           New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 30, 2000 was approximately $991 million.*

Number of shares outstanding of Common Stock, par value $.01 per share, at December 30, 2000: 19,854,778.

                       Documents Incorporated by Reference

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2000: Part I, Item 1; Part II, Items 5, 6, 7 and 8; and Part IV, Item 14.

2. Portions of the Registrant's definitive Proxy Statement expected to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 30, 2000): Part III, Items 10, 11, 12 and 13.

                           Forward-Looking Statements

      This Report on Form 10-K and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates," or similar statements, or the negative thereof or other variations. Such forward-looking statements may include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to; uncertainties related to integration of new businesses, the continued independence and financial health of the Company's significant licensors; consumer demand for footwear, unseasonable weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report and the documents incorporated by reference as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identify important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

* For purposes of this calculation, only voting stock beneficially owned by directors and executive officers has been excluded. In making such a calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.


                           Page 2 of 2 page Cover Page

                                     PART I

ITEM 1. BUSINESS

General

      Footstar, Inc. (the "Company" or the "Registrant") is a holding company, which directly or indirectly, through its wholly-owned subsidiaries, owns the capital stock of the subsidiaries that operate its discount and family footwear segment(Meldisco), athletic footwear and apparel segment (Footaction and Just For Feet)and its discontinued Thom McAn segment. The Company was organized in Delaware on March 21, 1996 and became a publicly traded company as part of the overall restructuring of Melville Corporation ("Melville"). As part of that restructuring plan, Melville divested its ownership interest in the Company by means of a tax-free distribution to stockholders, on October 12, 1996, of all of the outstanding shares of common stock of the Company.

      The Company is principally a specialty retailer conducting business in the discount and family footwear segment through its Meldisco business, and in the branded athletic footwear and apparel segment. The assets of the two athletic footwear and apparel chains, Footaction and Just For Feet, are aggregated into the reporting segment called "athletic" for reporting purposes. The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 42 of the Company's Annual Report to Shareholders for the year ended December 30, 2000 and is incorporated herein by reference.

      In general, the retailing business is seasonal in nature, with peak sales periods during the Easter, "Back-to-School" and Christmas selling periods. Competition is generally based upon such factors as price, style, quality, design of product and location and design of stores.

THE DISCOUNT AND FAMILY FOOTWEAR BUSINESS: MELDISCO

      Meldisco has operated licensed footwear departments in discount chains since 1961 and is the only major operator of licensed footwear departments today. As of December 30, 2000, Meldisco operated licensed footwear departments in 2,106 Kmart department stores, in 920 former PayLess Drug Stores and Thrifty Drug Stores now operated under the name "Rite Aid", and in 22 Safeway stores. In its Kmart licensed footwear departments, Meldisco sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers. The majority of the shoes offered by Meldisco in its licensed footwear departments are private label brands, although Meldisco also sells some national brand merchandise at discounted prices.

      For the fiscal year ended December 30, 2000, Meldisco's net sales from Kmart's operations accounted for approximately 58% of the Company's consolidated net sales and 99% of Meldisco's net sales. For the fiscal year ended December 30, 2000, Meldisco accounted for approximately 59% of the Company's net sales and approximately 90% of the Company's operating profit after non-recurring charges.

      Pursuant to an agreement between the Company and Kmart Corporation ("Kmart") entered into effective July 1, 1995, and amended as of March 1996 (collectively, the "Kmart Agreement"), and an agreement between the Company and Thrifty Payless, Inc. ("TPI"), a wholly owned subsidiary of Rite Aid Corporation, entered into in principle effective January 1, 1999, the Company has the exclusive right to operate the footwear departments in Kmart and in the former Payless/Thrifty drug stores now operated under the name Rite Aid ("Rite

Aid stores"). All license agreements relating to the Kmart licensed departments expire July 1, 2012 and all agreements relating to certain TPI stores have an initial term that expires December 31, 2001 with the option to extend the term until either party terminates upon six months prior written notice. The Kmart Agreement is subject to certain performance standards. Payments by the Company under all such license agreements are based on a percentage of sales, with additional payments under the Kmart Agreement to be made based on profits. The Company has a 51 percent equity interest and Kmart has a 49 percent equity interest in all the subsidiaries which operate licensed departments in Kmart stores, with the exception of 36 such subsidiaries in which the Company has a 100 percent equity interest (the "Meldisco Subsidiaries"). The Company has a 100 percent equity interest in all the subsidiaries which operate licensed departments in TPI stores.

      The business relationship between Meldisco and Kmart is very significant to the Company, and the loss of Meldisco's Kmart operations would have a material adverse effect on the Company. The Kmart Agreement or any license agreement for a particular Kmart store may only be terminated: (i) by Kmart with respect to any Kmart store with a footwear department which is to cease to operate and be open for business to the public; (ii) by Kmart or Meldisco with respect to any affected Kmart store, in the event that any footwear department premises become unfit for use and occupancy by reason of material damage or destruction, or as a result of condemnation; (iii) by Kmart or Meldisco if the other party shall fail to make any material payments when due or to deliver any material accounting reports as required by the Kmart Agreement, or in the event of a material breach of any covenant, representation or warranty of the other party, subject to the right of the party so charged to cure the breach or failure within a specified period; (iv) by the other party if Kmart or Meldisco shall fail to pay its debts when due or becomes subject to certain insolvency, bankruptcy or similar events; (v) at the option of the non-selling or non-transferring party, in the event of a sale or transfer of a majority of the outstanding shares of the other party to a single person or entity or an affiliated group under common control; or (vi) by Kmart in the event that the Meldisco Subsidiaries fail to achieve the performance standards outlined in the Kmart Agreement.

      Meldisco--Merchandising

      Meldisco's merchandising strategy focuses on solidifying and building upon its current industry position, while attracting Kmart shoppers who do not currently purchase their footwear at Kmart. The essence of this two-pronged strategy is to satisfy Meldisco's core customer with high in-stock availability rates of its footwear products while generating interest among Kmart's non-footwear shoppers by providing a wider selection of well-known national brands.

      Meldisco seeks to attract more affluent Kmart non-footwear shoppers into the footwear department from other areas of the store. To this end, Meldisco increasingly offers selected high-quality footwear licensed by well-known national brands at prices significantly lower than comparable merchandise sold by full-price retailers. These branded products are also intended to change customer perceptions of "sameness" among discount footwear retailers. Licensed brands available at Meldisco's Kmart operations include Thom McAn(R), Everlast(R), Route 66(R), Texas Steer(R), and Cobbie Cuddlers(R). Meldisco is currently conducting consumer research to assess the fit of additional brands in terms of price, positioning and discount category suitability.

      Meldisco's traditional strength has been in seasonal, work, value-priced athletic, women's casuals and children's shoes. Meldisco works to solidify its strength in these segments by ensuring high levels of customer service and satisfaction. Meldisco's "narrow and deep" merchandising strategy and its merchandise planning system innovations are designed to ensure that each store is well stocked in product lines that are particularly popular with Meldisco's core customers. Meldisco's demand-driven merchandise replenishment system has been designed to permit inventory management at the store, style and size levels.

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

      Meldisco's marketing strategy is designed to convey to prospective Kmart customers that Meldisco carries the right combination of product selection, quality and price to make Meldisco-operated licensed footwear departments their discount footwear destination of choice. This message is communicated through weekly advertising in Kmart's newspaper insert. Meldisco currently pays Kmart a sales promotional fee that Kmart applies toward its footwear advertisements in the Kmart weekly newspaper insert, a publication with a circulation of approximately 70 million. Meldisco advertises primarily through the Kmart newspaper insert but continuously evaluates other alternatives for promotion of its products. Meldisco's marketing strategy is supported by the Kmart "Big K" concept remodeling program which includes the relocation of the footwear department to an improved location near the center of the softlines area of the store. Meldisco shoe departments within Big K locations have outperformed non-converted stores throughout 2000. As of December 30, 2000, Kmart had converted the majority of their chain to the Big K format.

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

      J. Baker, Inc.

      Effective February 4, 2001, the Company completed the acquisition of the footwear assets and related license agreements of J. Baker, Inc. and its subsidiaries in a transaction to be accounted for as a purchase for approximately $59.0 million. On the day of acquisition, the business operated 1,163 licensed footwear departments under 13 agreements with retail chains including Ames, Roses, Stein Mart and Spiegel. Assets purchased included inventory, store fixtures, intellectual property and license agreements. The footwear departments are located in 43 states, with the heaviest concentration in the northeast and midwest regions. The businesses will be operated under the Meldisco division, and are grouped into three types: Core, Budget and Better. The addition of the Core and Budget businesses, which sell discount footwear, and lower-priced basic and seasonal footwear, is expected to allow the Company to further expand and diversify its operations in this growing sector of the footwear market. The purchase of the Better business, which sells branded and other higher-end footwear, provides entry into a new market. The Company believes it can leverage its expertise with branded product and its highly efficient, experienced global sourcing organization to take advantage of new growth opportunities.

THE BRANDED ATHLETIC FOOTWEAR AND APPAREL BUSINESS: ATHLETIC

      Following the March 7, 2000 acquisition of certain assets of Just For Feet, Inc. and its subsidiaries, the results of Footaction and Just For Feet were combined and reported as a group called the athletic segment. The athletic segment consists of retail outlets specializing in the sale of branded athletic footwear and apparel. Sales generated by the Just For Feet stores will be included in the comparable sales store base for the athletic segment beginning with sales for April 2001. Therefore, 2000 comparable store sales for the athletic segment represent only Footaction's comparable store sales.

      Due to the addition of Just For Feet and an improved Footaction business, fiscal year 2000 sales in the athletic segment grew 44.1% to $927.0 million with a comparable store sales increase of 1.6%. In 2000, operating profit before non-recurring charges decreased 11.7% to $25.6 million. For fiscal year 2000, the athletic segment accounted for approximately 41% of the Company's net sales and approximately 14.9% of the Company's operating profit before non-recurring charges and reversals.

      The following table sets forth the approximate percentages of the athletic segment's net sales attributable to footwear, apparel and accessories:

                     Approximate Percentages of the Athletic
                              Segment's Net Sales

                                2000              1999            1998
                                ----              ----            ----

          Footwear               83%               83%             79%
          Apparel                11%               12%             16%
          Accessories             6%                5%              5%
                                ---               ---             ---
                                100%              100%            100%
                                ===               ===             ===

      FOOTACTION

      Footaction, which opened its first store in 1976, is a leading mall-based specialty retailer of branded athletic footwear, apparel and related accessories. Its primary customers are 12 to 24 year old fashion-forward athletic and street fashion consumers for whom having the latest athletic and street fashion footwear and apparel is an important consideration. Footaction's secondary customers are the 25 to 49 year old, and the 12 year old and under consumers whose fashion tastes are still street-inspired but with less aggressive style. Footaction's stores are located predominantly in enclosed regional malls anchored by major department stores to take advantage of customer traffic and the shopping preferences of Footaction's target customers. During 2000, the Company opened 31 new Footaction stores including 23 stores acquired as part of the Just For Feet asset purchase, and remodeled, relocated or expanded 5 existing Footaction stores. The Company closed 23 stores during the year. As of December 30, 2000, Footaction operated 552 stores in 43 states and the Caribbean region.

      The ability of Footaction to maintain a high level of sales is dependent upon the fashionability of branded athletic footwear and apparel, as well as the successful expansion of street fashion footwear and apparel. A key to growth is the division's ability to ensure supplies of desirable and exclusive products. Unfavorable developments with respect to any of these factors could have a material adverse effect on the Company. Its future store growth is dependent on its ability to open new stores both in malls and in high traffic urban locations.

      Footaction--Merchandising

      Footaction seeks to be the first to offer the most current and innovative, as well as exclusive, "street-inspired" athletic footwear and apparel available to its target customer group. Footaction constantly monitors product trends to help identify styles which are, or may become, popular. Footaction carries the leading athletic and sport fashion footwear and apparel brands, including Nike, Adidas, AND 1, Reebok, Fila, Converse, New Balance, Asics, K Swiss and Saucony. Footaction also offers street fashion footwear, apparel and accessories in the fast growing fashion brand segment featuring such brands as FUBU, DADA, Enyce, Avirex, Timberland, and Lugz.

      Footaction also seeks to differentiate itself from other branded athletic footwear and apparel retailers by increasing consumer awareness and name recognition of Footaction and establishing in the minds of its target customer group the perception that Footaction is the first to offer the latest styles. Footaction seeks to be the leading retailer in "street-inspired athletic style and performance." As part of this strategy, Footaction works with its vendors to design and develop product line exclusives, either unique designs or color variations, which represent over 55% of the footwear business.

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

      Footaction--Marketing

      Footaction's core customers, teens and young adults ages 12 to 24, constitute 52% of total branded athletic footwear sales. Footaction's secondary customers, the 25 to 49 year olds and the 12 year olds and under, add a stable business base and multiple purchases for the urban family.

      Footaction's marketing strategy is to build traffic, brand awareness and loyalty with its primary and secondary customers by increasing awareness of Footaction among individuals in the target customer group and by increasing the perception among these individuals that Footaction is the One Spot for the hottest street-inspired athletic style and performance.

      Footaction's media advertisements typically feature both Footaction and a branded product and may include music and sports celebrity endorsements. A portion of the cost of such advertising is offset by vendor co-operative advertising allowances. Footaction focuses its mass media advertising on core customers in the 12 to 24 year old age group.

      In-store visual merchandising programs are also an important part of Footaction's marketing effort. Footaction believes these initiatives create excitement at the store level and support the marketplace message that Footaction carries the latest products with the integration of apparel to enhance the shopping experience. Footaction enhances the presentation of new product with a "New Arrivals" tower for the latest lines and utilizes its 1 SpotSM program to highlight products exclusively available at Footaction.

      Another key component of Footaction's marketing strategy is its direct marketing effort aimed at increasing customer loyalty. Footaction has created a preferred customer program called the StarclubSM, which is designed to build a marketing database that enables the chain to communicate directly with customers and gain more information about their buying habits. StarclubSM members receive individualized birthday greetings, selected vendor mailings and the Footaction Star(R) magazine. As of the end of 2000, there were approximately 2.2 million active (made a purchase within the last 12 months) StarclubSM members. The Footaction Star(R) magazine is a magazine/catalog combination that is mailed to StarclubSM members during the year. It is an entertaining and informative marketing tool featuring the latest in athletic footwear and apparel along with product availability dates. In July 2000, Footaction launched its StarclubSM Gold program for members who spend more than $225 in a 12 month period. Gold Members receive enhanced Club benefits including the ability to buy selected footwear before it is available in stores, to reserve many of the most highly allocated products and receive VIP access to special Footaction events. Footaction's Gold Members on average spend in excess of five times more in the course of a year than their non-Gold counterparts.

      Footaction also offers the latest in athletic footwear and apparel for sale at its Web site www.footaction.com which serves as an important sales and marketing tool for the Company, particularly in markets where Footaction does not currently operate stores.

      Footaction--Competitive Environment

      Historically, the athletic footwear industry has been served by a variety of distribution channels, including mall-based specialty athletic footwear retailers, department stores, discount retailers, traditional shoe stores, sporting goods stores and "category killers" (i.e. retailers providing a dominant assortment of selected lines of merchandise at competitive prices). Footaction competes in the brand-name segment of the athletic footwear market and faces competition primarily from other mall-based athletic footwear and sporting goods stores.

      Within the mall-based specialty athletic footwear retail environment, Footaction's primary competitors are Venator Athletic, The Finish Line and The Athlete's Foot. Venator Athletic is the largest athletic footwear retailer, offering multiple formats, including Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs. Footaction believes that it differentiates itself from its competitors by offering exclusive leading sport fashion brands and products demanded by fashion-conscious, status-oriented consumers in an exciting shopping environment. With the slower demand for athletic footwear, principally "hero" shoes associated with star athletes, there has been an increase in promotional activity among this group of retailers as compared to prior years.

      JUST FOR FEET

      On March 7, 2000, the Company acquired from Just For Feet, Inc. and its subsidiaries, among other assets, 79 Just For Feet superstores and their Internet Web site that had been operating under the protection of the U.S. Bankruptcy Court. The stores, which are primarily located in the southern half of the United States, offer a broad product selection of branded athletic footwear and apparel at competitive prices.

      Just For Feet's core customer is represented by technical athletes and, most importantly, suburban families. The company is a leading operator of "category killer" large-format superstores, specializing in brand-name athletic and outdoor footwear and apparel. Just For Feet, which began with a single mall-based store in 1977, opened its first superstore in 1988 and since that time has focused on developing and refining its superstore concept. The Company re-launched the chain in 2000 following the acquisition. During 2000, the Company re-opened 11 additional stores and opened one new store. The re-opened stores were locations previously operated by Just For Feet, Inc. and closed in bankruptcy. As of December 30, 2000, the Company operated 91 Just For Feet stores in 19 states.

      The Company believes that there are significant opportunities to improve its operating results by leveraging Footstar's centralized distribution system, shared operating model, purchasing power and merchandising and marketing capabilities. The ability of the Company to integrate the Just For Feet businesses into its existing models, operate the purchased stores and businesses profitably, and successfully re-launch a business that has been operated under the constraints and protections of the bankruptcy laws is dependent upon certain assumptions. Such assumptions have known and unknown risks and uncertainties and actual results may differ from those assumed or implied. Growth in sales is dependent upon the fashionability of branded athletic footwear and apparel, as well as the successful opening of new stores and the division's ability to ensure supplies of desirable and exclusive products. Unfavorable developments with respect to any of these factors could have a material adverse effect on the Company.

      Just For Feet--Merchandising

      Just For Feet distinguishes its stores by focusing on certain core strengths. It seeks to offer a larger selection of brand-name athletic and outdoor footwear in terms of styles, sizes, and price points than any of its competitors. The average store acquired is 15,000 to 20,000 square-feet, and has approximately three to four times the selling space of leading mall-based specialty athletic footwear retailers. This large-store format enables each Just For Feet superstore to offer a dominant selection of name-brand athletic and outdoor footwear.

      Just For Feet superstores carry approximately 1,500 to 1,800 styles of athletic and outdoor footwear, as compared to an estimated 200 to 700 styles typically offered by conventional mall-based athletic footwear retailers, department stores and sporting goods superstores. Just For Feet carries most of the leading athletic and outdoor footwear brands, including Nike, Reebok, New Balance, Adidas, Fila, K-Swiss, Asics, Converse, And1, Timberland, and Rockport. Just For Feet sells shoes for almost every sport and recreational activity, including running, basketball, cross training, tennis, aerobics, hiking, golf, football, baseball, soccer, walking and wrestling.

      The store layout permits customers to locate shoes by brand (e.g., Nike, Reebok, New Balance) or category (e.g., running, basketball, tennis.) One shoe of each regularly-stocked style is located in the appropriate branded-concept shop and the other is presented on a full, three-wall display arranged by category which surrounds the fitting area at the back of the store. These displays, which emphasize current, in-season products, are complemented by the "Zone," where Just For Feet regularly highlights special values on closeouts and other special-purchase merchandise and liquidates old or slow-moving inventory.

      Just For Feet believes that providing a high level of customer service and technical assistance is vital to its competitive advantage. Its goal is to offer a level of customer service and technical expertise superior to that of its competition. Just For Feet is committed to making shopping for athletic and outdoor footwear an enjoyable experience through the employment of knowledgeable, well-trained and energetic sales associates. Because of the large selection of footwear carried, and to further differentiate its superstores from other retailers, substantial time and resources are devoted to training employees in footwear technology and the performance attributes of Just For Feet's merchandise.

      Just For Feet--Marketing

      The Company strives to create an exciting and high-energy shopping experience in its superstores through the use of bright colors, upbeat music, an enclosed "half-court" basketball court for use by customers, a multi-screen video bank and appearances by sports celebrities.

      The Just For Feet superstore typically features 15 to 20 separate, branded "concept shops," each displaying the brand's product line. These concept shops are typically built and periodically updated by the vendors to tie into their national advertising campaigns.

      Just For Feet uses television and print advertising to generate customer store traffic. Print advertisements and promotional circulars often are published weekly in local newspapers. Just For Feet strives to make each new superstore opening a major retail event by widely advertising through newspaper and television. The regular use of unique promotional events adds to the fun and excitement of shopping in the Just For Feet superstores.

      Just For Feet--Competitive Environment

      The retail athletic and outdoor footwear industry, which in 2000 had total sales in the United States of approximately $13 billion, is highly competitive. Competition is primarily with sporting goods superstores such as Sports Authority, athletic footwear specialty stores, department stores such as Kohl's, discount stores, traditional shoe stores, traditional sporting goods stores, mass merchandisers and other athletic footwear retailers. Just For Feet believes, however, that it is the only significant superstore chain in the athletic and outdoor footwear industry. It believes that competition in the retail athletic footwear industry is based primarily on the number of styles of brand-name athletic and outdoor shoes offered, pricing and customer service, and that its superstore concept will allow them to carry and display a larger number of the more popular styles of athletic and outdoor footwear than their competitors.

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

Key Vendors

      Product sourcing in the branded athletic footwear and apparel business is driven by relationships with athletic footwear and apparel vendors. In 2000, approximately 59% of the athletic segment's net sales were generated by merchandise purchased from Nike, Adidas, Reebok and K Swiss with the most significant percentage attributable to Nike. The loss of the Company's relationship with certain key vendors could have a material adverse impact on the Company.

Foreign Purchasing

      The Company's sourcing and purchasing of product is conducted by the merchandising department of each of its segments. A significant percentage of Meldisco's products are sourced or manufactured offshore, with China accounting for approximately 94% of all sources. There are risks inherent in foreign sourcing and manufacturing and although the Company has not historically experienced any material adverse effects from these risks, there can be no assurances that they will not have a material adverse effect in the future.

Trademarks and Service Marks

      Footstar or its subsidiaries own all rights to Footaction(R), Thom McAn(R), Just For Feet(R) and Cobbie Cuddlers(R) for use as a trademark or service mark in connection with footwear and related products and services. The Company or its subsidiaries have registered or have common law rights to over 200 trademarks and/or service marks under which the Company markets private label merchandise or its services. The Company either has registered or is in the process of registering its trademarks and service marks in foreign countries in which it operates or may operate in the future. As necessary, the Company vigorously protects its trademarks and service marks both domestically and internationally.

Employees

      As of December 30, 2000, the Company had approximately 21,600 employees including approximately 8,200 at Meldisco, 7,800 at Footaction and 4,700 at Just For Feet. Meldisco had approximately 3,100 full-time and 5,100 part-time employees, Footaction had approximately 1,700 full-time and 6,100 part-time employees and Just For Feet had approximately 1,500 full-time and 3,200 part-time employees.

Acquisition Integration

      In acquiring the J. Baker and the Just For Feet businesses, the Company has made certain assumptions with respect to its ability to (i) integrate the businesses into its existing models and (ii) operate the purchased stores and businesses profitably. In acquiring the Just For Feet business, the Company also made assumptions about its ability to successfully relaunch a business that has been operated under the constraints and protections of the bankruptcy laws. Such assumptions have known and unknown risks and uncertainties and actual results may differ from those assumed or implied. The failure of the Company to successfully execute these plans could have a material adverse effect on the Company's business or operations.

Discontinuation of Thom McAn Segment

      Thom McAn, which had been part of Melville since 1922, was primarily a mall-based, specialty store retailer, marketing moderately-priced men's and women's private label footwear and accessories. As a result of extreme competitive pressures in the moderately-priced footwear retail market, Melville decided to discontinue the Thom McAn chain in 1996 by converting 76 Thom McAn stores to Footaction stores and closing the remaining locations. As of January 25, 1997, all Thom McAn stores were closed.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information sets forth the name, age and business experience during the past five years of the executive officers of the Registrant, as of the fiscal year ended December 30, 2000.

      J.M. Robinson, age 55, is and has been the Chairman, Chief Executive Officer and President of the Company since October 12, 1996. Mr. Robinson had been President and Chief Executive Officer of the Meldisco division of Melville from June 1988.

      Maureen Richards, age 44, is and has been the Vice President, General Counsel and Corporate Secretary of the Company since October 12, 1996. From October 1995, Ms. Richards had been Vice President, Corporate Counsel and Assistant Secretary of Melville.

      Robert D. Ravener, Jr., age 42, has been the Vice President and Chief Personnel Officer of the Company since March 1998. (Effective January, 2001 he was named Senior Vice President of Footstar Retailing Services, within the Company's Meldisco Division.) From February 1997 to March 1998, Mr. Ravener was Director of Safety and Risk, and from February 1994 to February 1997, a Director of Human Resources of Pepsi-Cola Company.

ITEM 2. PROPERTIES

      Footaction has a nationwide presence. As of December 30, 2000, it operated 552 stores in 43 states and the Caribbean. Footaction's prototype store design is a 4,000 square foot large store format. At December 30, 2000, 424 of the Company's 552 Footaction stores were of the large store format and 128 were of the traditional store format. Footaction stores are all leased with a typical lease term of 10 years. These leases call for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance and percentage rent based on the store's sales volume.

      Just For Feet's stores range from 15,000 - 20,000 square feet. As of December 30, 2000 it operated 91 stores located predominately in the southern half of the United States. All but three of Just For Feet's stores are leased with a typical lease term of 12 years; the remaining three stores are owned by the Company.

      At December 30, 2000, Meldisco operated licensed footwear departments in 3,048 stores. Collectively, these licensed departments are located in 43 states, Guam, and the Caribbean. 2,106 of the licensed departments operated at December 30, 2000 were located in Kmart discount department stores; 920 licensed departments were located in Rite Aid stores, and 22 were in Safeway stores.

      Kmart and Rite Aid stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in traditional Kmart stores average 2,982 square feet, 3,028 square feet in Big K stores and 3,493 square feet in Super Kmart Centers. Meldisco's footwear departments in Rite Aid stores generally occupy approximately 40 linear feet of selling space.

      Effective February 4, 2001 the Company acquired the footwear assets and related license agreements of J. Baker, Inc. On the date of acquisition, the acquired business, now part of the Company's Meldisco division, operated 1,163 licensed footwear departments located in 43 states. The square footage of the footwear departments range from approximately 300 square feet to 2,600 square feet.

      Company headquarters and Meldisco's corporate offices are located in 160,000 square feet of office space in Mahwah, New Jersey. The Company's corporate tax department is located in 3,500 square feet of leased office space in Worcester, Massachusetts. Footaction's corporate offices are located in 59,000 square feet of leased office space in Irving, Texas. Just For Feet's corporate offices have been relocated from Birmingham, Alabama to 30,000 square feet of leased office space in Mahwah, New Jersey. The Shared Service Center, which was opened in 1998, is located in 57,000 square feet of leased office space in Irving, Texas. Footstar currently operates out of two distribution facilities located in Mira Loma, California and Gaffney, South Carolina with a total of 966,000 square feet. In addition, Footstar leases a 200,000 square-foot facility in Morrow, Georgia.

ITEM 3. LEGAL PROCEEDINGS

      The Company is from time to time involved in litigation incidental to the conduct of its business, none of which, the Company believes, will have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2000.

                                     PART II

ITEM 5. MARKET PRICES OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 30, 2000 on pages 24, 40, 41 and 43 and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000 on page 44 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000 on pages 20 through 24 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

      The Company is not materially exposed to changes in the underlying values of its assets or liabilities nor is it materially exposed to changes in the value of expected foreign currency cash flows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments.

Interest Rates

      The Company's debt portfolio is short-term, and primarily seasonal in nature. The Company, from time to time, undertakes short-term borrowings to finance working capital, acquisitions and other corporate borrowing requirements. The Company's peak borrowing periods coincide with peak inventory purchases. As of December 30, 2000, the Company had a note payable balance of $74 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is included in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000 on pages 25 through 44 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 1 of this report.

      All other information required by this Part III, (Items 10, 11, 12 and 13) will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year and is incorporated herein by reference. The Compensation Committee report on executive compensation and the performance graph included in such proxy statement shall not be deemed incorporated herein by reference.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(l) Financial Statements

      The following financial statements and reports are incorporated by reference to pages 25 through 44 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

Independent Auditors' Report                                                  25

Consolidated Statements of Operations for the fiscal
   years ended December 30, 2000, January 1, 2000 and
   January 2, 1999                                                            26

Consolidated Balance Sheets as of December 30, 2000 and
   January 1, 2000                                                            27

Consolidated Statements of Shareholders'
   Equity and Comprehensive Income for the fiscal years
   ended December 30, 2000, January 1, 2000 and
   January 2, 1999                                                            28

Consolidated Statements of Cash Flows for the fiscal years ended
   December 30, 2000, January 1, 2000 and January 2, 1999                     29

Notes to Consolidated Financial Statements                                    30

(a)(2)  Schedules

The following schedules are included in Part IV of this
   Report:                                                                  Page
                                                                            ----

Independent Auditors' Report on Schedule                                     F-1

Schedule II - Valuation and Qualifying Accounts for the
   fiscal years ended December 30, 2000, January 1,
   2000 and January 2, 1999                                                  F-2

Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b) A current report on Form 8-K was filed on November 17, 2000 announcing an agreement to acquire the footwear assets and license agreements of J. Baker, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOOTSTAR, INC.

                                      By: /s/ J.M. ROBINSON
                                          --------------------------------------
                                          J. M. Robinson, Chairman of the Board,
                                          Chief Executive Officer and President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

       Signature                             Title                   Date
       ---------                             -----                   ----

/s/ THOMAS E. BAUMLIN, III              Controller (Principal     March 28, 2001
--------------------------              financial and principal
Thomas E. Baumlin, III                  accounting officer)

/s/ ROBERT A. DAVIES, III                  Director               March 29, 2001
--------------------------
Robert A. Davies, III

/s/ GEORGE S. DAY                          Director               March 28, 2001
--------------------------
George S. Day

/s/ STANLEY P. GOLDSTEIN                   Director               March 29, 2001
--------------------------
Stanley P. Goldstein

/s/ TERRY R. LAUTENBACH                    Director               March 29, 2001
--------------------------
Terry R. Lautenbach

/s/ BETTYE MARTIN MUSHAM                   Director               March 28, 2001
--------------------------
Bettye Martin Musham

                                           Director
--------------------------
Kenneth S. Olshan

/s/ NEELE E. STEARNS, JR.                  Director               March 28, 2001
--------------------------
Neele E. Stearns, Jr.

                    Independent Auditor's Report on Schedule

To the Board of Directors and Shareholders of Footstar, Inc.:

Under the date of February 12, 2001, we reported on the consolidated balance sheets of Footstar, Inc. and Subsidiary Companies as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 30, 2000, as contained in the 2000 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended December 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in Part IV, Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/KPMG LLP

Short Hills, NJ
February 12, 2001

                                   Schedule II
                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
      Years ended December 30, 2000, January 1, 2000, and January 2, 1999
                                ($ in Millions)

                                                                     Additions
                                                   Balance at        Charged to
                                                   Beginning          Costs and                         Balance at
      Description                                  of Year            Expenses       Deductions(1)      End of Year
      -----------                                  ----------        ----------      -------------      -----------
Accounts Receivable:

Allowance for Doubtful Accounts:

Year Ended December 30, 2000                          $2.4              $0.2            $(0.3)             $2.3
                                                      ====              ====            =====              ====

Year Ended January 1, 2000                            $1.2              $2.0            $(0.8)             $2.4
                                                      ====              ====            =====              ====

Year Ended January 2, 1999                            $1.5              $1.7            $(2.0)             $1.2
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

         3.1 Amended and Restated Articles of Incorporation of Footstar, Inc. (incorporated by reference to Exhibit 3.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26,
                  1996).

         3.2      Amended and Restated Bylaws of Footstar, Inc. as of March 15,
                  2001.

         4.1 Rights Agreement, dated as of March 8, 1999, between Footstar, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes, as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.'s Form 8-A dated March 9,
                  1999).

        10.1 Master Agreement, dated as of June 9, 1995, between the Kmart Corporation and Footstar, Inc., as amended (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Form 10/A Information Statement dated September 26, 1996. Certain portions of this Exhibit have been accorded confidential treatment).

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

        10.7(c) Amendment dated as of August 3, 1999 to Credit Agreement dated as of September 18, 1997, among the Banks listed therein, The Bank of New York, as Issuing Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent and Swingline Lender, and Footstar, Inc. (incorporated by reference to Exhibit 10.7(c) to Footstar, Inc's 1999 Annual Report on Form 10-K).

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

        10.11     2000 Equity Incentive Plan (incorporated by reference to
                  Exhibit 10.11 to Footstar, Inc's 1999 Annual Report on Form 10-K).*

        10.12 Credit Facility (incorporated by reference to Exhibit 10.12 to Footstar, Inc.'s Form 10-Q dated July 1, 2000).

        10.13 Asset Purchase Agreement by and among Footstar Corporation, J. Baker, Inc., JBI, Inc. and Morse Shoe, Inc. dated as of November 16, 2000.

        13.1 Portions of Annual Report to Shareholders for the fiscal year ended December 30, 2000.

        21.1      A list of subsidiaries of Footstar, Inc.

        23.1      Consent of KPMG LLP.

*     Management contract or compensatory plan.