Form 10-Q
period 2001-03-31
FOOTSTAR INC
filed 2001-05-15
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2001
                               --------------

Commission File Number 1-11681
                       -------

                                 FOOTSTAR, INC.
                                 --------------
             (Exact Name of Registrant as specified in its charter)

         Delaware                                    22-3439443
         --------                                    ----------
         (State or other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)               Identification Number)

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

                                                     Yes X        No __

Number of shares outstanding of the issuer's Common Stock:

         Class                                  Outstanding as of March 31, 2001
         -----                                  --------------------------------

Common Stock, $.01 par value                               19,887,868

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
Part I. - Financial Information

Item 1.  Financial Statements

Consolidated Condensed Statements of Operations -
       Three Months Ended March 31, 2001 and April 1, 2000                  3

Consolidated Condensed Balance Sheets -
       March 31, 2001 and December 30, 2000                                 4

Consolidated Condensed Statements of Cash Flows -
       For Three Months Ended March 31, 2001 and April 1, 2000              5

Notes to Consolidated Condensed Financial Statements                     6-10

Independent Auditors' Review Report                                        11

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    12-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        17

Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  18

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in millions, except per share data)

                                                        Three Months Ended
                                                     -------------------------
                                                     March 31,        April 1,
                                                       2001              2000
                                                     ---------        --------

Net sales                                             $517.2          $439.7
Cost of sales                                          370.1           312.7
                                                      ------          ------
Gross profit                                           147.1           127.0
Store operating, selling, general and
    administrative expenses                            134.4           107.0
Depreciation and amortization                           11.9             9.5
                                                      ------          ------
Operating profit                                         0.8            10.5

Interest expense, net                                    3.3             0.5
                                                      ------          ------
(Loss) income before income taxes and
    minority interests                                  (2.5)           10.0
Income tax (benefit) provision                          (0.8)            3.1
                                                      ------          ------
(Loss) income before minority interests                 (1.7)            6.9
Minority interests in net income                         2.4             4.1
                                                      ------          ------
Net (loss) income                                     $ (4.1)         $  2.8
                                                      ======          ======

Weighted average shares outstanding:
Basic:                                                  20.1            20.1
                                                      ======          ======
Diluted:                                                20.1            20.3
                                                      ======          ======

Earnings per share
Basic:                                                $(0.20)         $ 0.14
                                                      ======          ======
Diluted:                                              $(0.20)         $ 0.14
                                                      ======          ======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                                    March 31,     December 30,
                                                                      2001           2000
                                                                   (Unaudited)     (Audited)
                                                                   -----------     ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                        $ 17.8       $  14.3
     Accounts receivable, net                                           55.6          54.2
     Inventories                                                       513.6         360.6
     Prepaid expenses and other current assets                          39.6          28.1
                                                                      ------       -------
Total current assets                                                   626.6         457.2
     Property and equipment, net                                       262.1         261.7
     Goodwill, deferred charges and other non-
         current assets                                                 89.4          54.8
                                                                      ------       -------
Total assets                                                          $978.1       $ 773.7
                                                                      ======       =======
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                 $158.0       $  86.9
     Accrued expenses                                                  130.9         136.7
     Income taxes payable                                                3.8           9.1
     Notes payable                                                      91.7          74.0
                                                                      ------       -------
Total current liabilities                                              384.4         306.7
     Long-term debt                                                    120.0           --
     Other long-term liabilities                                        66.6          61.0
     Minority interests in subsidiaries                                 84.0          81.6
                                                                      ------       -------
Total liabilities                                                     $655.0       $ 449.3
                                                                      ------       -------
Shareholders' Equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,636,884 shares issued                      0.3           0.3
     Additional paid-in capital                                        346.2         342.1
     Accumulated other comprehensive income                             (0.1)         (0.1)
     Treasury stock: 10,749,016 and 10,782,106
        shares at cost                                                (311.7)       (312.6)
     Unearned compensation                                              (7.6)         (5.4)
     Retained earnings                                                 296.0         300.1
                                                                      ------       -------
Total shareholders' equity                                             323.1         324.4
                                                                      ------       -------
Total liabilities and shareholders' equity                            $978.1       $ 773.7
                                                                      ======       =======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,    April 1,
                                                             2001        2000
                                                           ---------    --------

Net cash used in operating activities                       $(66.3)     $(22.9)
                                                            ------      ------

Cash flows used in investing activities:
     Acquisition of J. Baker                                 (59.0)         --
     Acquisition of Just For Feet, net of cash
           acquired                                             --       (64.2)
     Additions to property and equipment                      (8.7)       (2.7)
                                                            ------      ------
     Net cash used in investing activities                   (67.7)      (66.9)
                                                            ------      ------

Cash flows provided by (used in) financing
activities:
     Treasury stock acquired                                    --       (13.1)
     Treasury stock issued                                     1.0          --
     Payment on stock incentive plans                         (0.5)       (0.3)
     Net proceeds from notes payable                         137.7       120.0
     Payments on capital lease                                (0.1)         --
     Payment on mortgage note                                 (0.2)         --
     Other                                                    (0.4)       (1.2)
                                                            ------      ------
     Net cash provided by financing activities               137.5       105.4
                                                            ------      ------
Net increase in cash and cash equivalents                      3.5        15.6

Cash and cash equivalents, beginning of period                14.3        31.8
                                                            ------      ------

Cash and cash equivalents, end of period                    $ 17.8      $ 47.4
                                                            ======      ======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1. Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and December 30, 2000 and the results of operations for the three-month periods ended March 31, 2001 and April 1, 2000, respectively, and cash flows for the three months ended March 31, 2001 and April 1, 2000, respectively. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of the Company included in the Company's 2000 Annual Report on Form 10-K.

2. Acquisition of J. Baker

Effective as of February 4, 2001, the Company completed the acquisition of the footwear assets of J. Baker, Inc. and its subsidiaries. On the day of acquisition, the business operated 1,163 licensed footwear departments under 13 agreements with retail chains including Ames, Roses, Stein Mart and Spiegel. Assets purchased by the Company included inventory, store fixtures, intellectual property and license agreements. The cash consideration paid for the assets was approximately $59.0 million.

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of J. Baker from the acquisition date. The results of operations generated from the assets acquired are reported as part of the Company's Meldisco segment. Based on purchase price allocations, the excess of the purchase price over the fair market value of the net assets acquired amounting to approximately $15.2 million was recorded as goodwill and is being amortized over 15 years. Additional adjustments to the purchase price allocation may result from the completion of an appraisal of the acquired assets, which is currently in progress.

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

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Just For Feet from the acquisition date. The results of operations generated from the assets acquired have been added to those of Footaction and reported as Footstar's athletic segment. The purchase price was allocated to the acquired assets and liabilities assumed, tangible and intangible. The acquired assets and liabilities assumed were predominantly inventories, fixed assets and lease obligations. Based on purchase price allocations, the excess of the fair market value of the net assets acquired over the purchase price amounting to approximately $32.4 million was deducted from the book values of the non-current, non-monetary assets acquired.

Unaudited Just For Feet pro forma net sales and Footstar pro forma consolidated net sales for the three-month period ended April 1, 2000, assuming Just For Feet assets were acquired as of January 2, 2000 are as follows:

                                                      Pro Forma
                                                  Three Months Ended
                                                    April 1, 2000
                                                  ------------------

      Just For Feet net sales                          $ 72.5
      Footstar consolidated net sales                   494.9

Pro forma net income and earnings per share data have not been disclosed since the Company is unable to avoid the use of forward-looking information and assumptions in order to meaningfully present the effect of the acquisition on the Company's operations. The Just For Feet historical results for the three-month period ended April 1, 2000, include the effects of transactions and estimates which are related either directly or indirectly, to Just For Feet Inc.'s liquidation proceedings under Chapter 7. As

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                ($ in millions, except share and per share data)

such, the Company cannot accurately determine the operating results that would have resulted had the liquidation process not been initiated and had the assets been acquired by the Company effective January 2, 2000.

The pro forma sales results for the three-month period ended April 1, 2000 include actual Footstar results beginning March 7, 2000. They also include the results of Just For Feet, Inc. from January 2, 2000 to March 6, 2000. For the same reasons expressed above, the pro forma sales are not necessarily indicative of the results of the Company had the Just For Feet, Inc. assets been acquired effective January 2, 2000, and they are not necessarily indicative of sales in future periods.

4. Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under SFAS No. 131 the newly acquired J. Baker licensed footwear departments and the Meldisco licensed footwear departments represent operating segments that have been aggregated into the reporting segment called "Meldisco" for financial reporting purposes. The assets of the two athletic footwear and apparel chains, Footaction and Just For Feet have been aggregated into the reporting segment called "athletic" for reporting purposes.

                                        Three Months Ended March 31, 2001
                                  ----------------------------------------------
                                  Meldisco(1)   Athletic(2)  Corporate     Total
                                  ----------------------------------------------

Net sales                          $276.6        $240.6       $  --       $517.2
Operating profit (loss)               7.5          (5.3)       (1.4)         0.8


                                        Three Months Ended April 1, 2000
                                  ----------------------------------------------
                                  Meldisco     Athletic(2)  Corporate     Total
                                  ----------------------------------------------

Net sales                          $274.1        $165.6       $  --       $439.7
Operating profit (loss)              12.8          (0.1)       (2.2)        10.5

(1) The newly acquired J. Baker licensed footwear departments have been combined with and reported as the Meldisco segment.

(2) Footaction and Just For Feet have been combined and reported as a group called the athletic segment.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5. Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive income for the three-month periods ended March 31, 2001 and April 1, 2000 was $(4.1) million and $2.8 million, respectively and contains no other components of comprehensive income other than net income (loss).

6. Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                         Three Months Ended
                                                     -------------------------
                                                      March 31,       April 1,
                                                        2001            2000
                                                     -----------    ----------

    Numerator for Basic and Diluted EPS -
        Net (loss) income                                  $(4.1)          $2.8
                                                     ===========    ===========

   Denominator:
    Shares outstanding at beginning of period         19,854,778     20,123,983

    Weighted average deferred compensation shares
        earned not issued                                284,572        213,307

    Weighted average shares
        issued / (repurchased)                             9,933       (221,512)
                                                     -----------    -----------

    Denominator for Basic EPS -Weighted average
        common shares outstanding                     20,149,283     20,115,778
                                                     -----------    -----------

    Dilutive effect of stock options                          --        197,728
                                                     -----------    -----------

    Denominator for Diluted EPS- Adjusted weighted
        average common shares outstanding             20,149,283     20,313,506
                                                     -----------    -----------
    Basic EPS                                             $(0.20)         $0.14
                                                     ===========    ===========
    Diluted EPS                                           $(0.20)         $0.14
                                                     ===========    ===========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

7. Purchase of Treasury Stock

During the first quarter ended March 31, 2001, the Company did not repurchase any of its stock. From May 1997, when the first share repurchase program was approved by the Company's Board of Directors, through March 31, 2001, the Company had repurchased a total of 11,218,200 shares at an average price of $28.99 per share, for an aggregate purchase amount of $325.3 million. As of March 31, 2001 the Company has approximately 1,491,800 shares that may be repurchased under its fifth share repurchase program. Treasury shares may be issued in connection with employee stock benefit plans and for other corporate purposes. Shares issued out of treasury for the Company's stock incentive plans during the three months ended March 31, 2001 totaled 33,090 shares. From March 2000, when the Company first started issuing shares out of treasury, through March 31, 2001 the Company had issued 469,184 shares from treasury stock.

8. Supplemental Cash Flow Information

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,       April 1,
                                                          2001            2000
                                                        ---------       --------

      Cash paid for income taxes                         $11.1           $12.2
      Cash paid for interest                               4.5             0.6

Net cash used in operating activities for the first quarter ended March 31, 2001 was $66.3 million versus $22.9 million for the same period of 2000. The Company used more cash to fund its operating activities during the first quarter of 2001 than during the first quarter of 2000 primarily to support its larger inventory levels resulting from its acquisitions of both Just For Feet and J. Baker.

9. Note Payable

Effective May 25, 2000, the Company entered into a new three-year $325 million revolving credit facility with a syndicate of banks led by Fleet National Bank. This new facility replaced a $300 million revolving credit facility, which was due to expire September 18, 2000. As of March 31, 2001, there was $211.7 million outstanding under the Credit Facility with a weighted average interest rate of 6.7%. As of March 31, 2001, the Company classified $120.0 million of notes payable outstanding under the credit facility as long-term debt.

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of March 31, 2001 and the related consolidated condensed statements of operations for the three-month periods ended March 31, 2001 and April 1, 2000, respectively and condensed cash flows for the three-month periods ended March 31, 2001 and April 1, 2000, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of December 30, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                         /S/ KPMG LLP

New York, New York
April 20, 2001

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and notes thereto appearing elsewhere in this report.

General

                                                       Three Months Ended
                                                     ---------------------
                                                     March 31,    April 1,
($ in millions)                                        2001        2000
                                                     ---------    --------

      Company:
      Net sales                                      $517.2       $439.7
      Net sales % change from prior year               17.6%         0.1%
      Same store sales % change(1)                     (4.2%)       (3.5%)

      Meldisco:
      Net sales                                      $276.6       $274.1
      Net sales % change from prior year                0.9%         0.2%
      Same store sales % change                        (8.8%)       (0.4%)
      % of consolidated net sales                      53.5%        62.3%

      Athletic:
      Net sales                                      $240.6       $165.6
      Net sales % change from prior year               45.3%         0.0%
      Same store sales % change(1)                      4.3%        (8.7%)
      % of consolidated net sales                      46.5%        37.7%

note: (1)   Same store sales do not include Just For Feet sales or J. Baker sales since the acquired stores have not been operated by the Company for twelve months.

Consolidated net sales for the first quarter ended March 31, 2001 were $517.2 million, an increase of 17.6% from net sales of $439.7 million for the same period of 2000. Same store sales for the three-month period decreased 4.2% compared to the first quarter of 2000. Meldisco's same store sales decreased 8.8% as a result of significantly colder weather in key Midwest and Northeast markets during the latter part of the quarter that impacted sales of spring product. In addition, the division sold fewer boots in the first quarter of 2001 than the prior year, primarily as a result of strong sales in the November to December 2000 period. Strong sales of men's, women's and kid's Thom McAn product partially offset the negative impact of the weather on Meldisco's same store sales. Same store sales in the athletic segment for the three-month period increased 4.3%, due to strong sales generated in men's footwear, led by sales in the basketball and outdoor categories, improved sales of women's and kids' product and the stabilization of the apparel business. Sales were negatively impacted by the product recall of a key Nike running shoe, the Trunner.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)

Cost of Sales and Expenses

                                                             Three Months Ended
                                                           ---------------------
                                                           March 31,    April 1,
      (As a percent of net sales)                            2001         2000
                                                           ---------    --------

      Cost of sales                                          71.6%        71.1%
      Store operating, selling, general and
           administrative expenses                           26.0%        24.3%
      Depreciation and amortization                           2.3%         2.2%

Cost of Sales

Cost of sales for the first quarter of 2001, as a percent of net sales, increased 50 basis points from the corresponding prior-year period due to lower gross margins in the athletic segment as a result of apparel markdowns at Just For Feet early in the quarter, planned increases in markdowns at Footaction and poor leverage of store rent expense at Just For Feet. In the Meldisco segment, margins were flat to last year.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative ("SG&A") expenses, as a percent of net sales, for the first quarter ended March 31, 2001, increased 170 basis points from the same prior-year period. The increase was primarily due to the increased expenses in the athletic segment as a result of additional sales promotion expenses at Just For Feet as well as higher expenses at Meldisco related to the acquisition of the J. Baker business. The SG&A rate was also negatively affected by the lower same store sales for the period, which had an adverse impact on the leverage of fixed costs, particularly at the store level.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Operating Profit

                                                Three Months Ended
                                      -------------------------------------
($ in millions)                        March 31, 2001       April 1, 2000
                                      ----------------    -----------------

      Meldisco(1)                     $ 7.5      2.7%      $12.8      4.7%
      Athletic(1)                      (5.3)    (2.2%)      (0.1)    (0.1%)
      Corporate overhead               (1.4)      --        (2.2)      --
                                      -----                -----
            Total(1)                  $ 0.8      0.2%      $10.5      2.4%
                                      =====                =====

note: (1) percentages represent percent of net sales of the respective entities.

Operating profit, as a percent of net sales, for the first quarter ended March 31, 2001 decreased 220 basis points over the same period of 2000. Meldisco's operating profit as a percent of net sales decreased by 200 basis points due to significantly colder weather in key Midwest and Northeast markets during the latter part of the quarter that impacted sales of spring product. Additionally operating profit was negatively impacted by transition expenses related to the acquisition of the J. Baker business totaling approximately $2 million. Operating profit at the athletic segment for the first quarter ended March 31, 2001 decreased compared to the prior-year period due to the impact of the Trunner recall at Footaction and markdowns early in the quarter at Just For Feet to clear fourth quarter apparel inventory.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Liquidity and Financial Condition

The Company's quarter-end inventories increased by approximately 39% versus the same quarter of 2000, primarily as a result of artificially depressed inventory levels at the end of the first quarter last year in the athletic segment, reflecting the fact that the Company had just closed on the Just For Feet acquisition. The remainder of the increase is attributable to the acquisition of the J. Baker inventories.

In addition to inventories, the majority of the J. Baker acquired assets represent store fixtures, which have been classified within property and equipment, net and intellectual property, license agreements and goodwill classified within goodwill, deferred charges and other noncurrent assets.

As of March 31, 2001, the Company had $91.7 million in borrowings, classified as notes payable and $384.4 million in borrowings, classified as long-term debt. Net interest expense for the three months ended March 31, 2001 was $3.3 million compared to $0.5 million for the same period of 2000. This increase was primarily a result of the Company's acquisitions, capital expenditures, the increased inventory levels and the purchase of the Company's headquarters building.

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

The Company's businesses are seasonal in nature and therefore impacted by weather conditions. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups, which occur prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and credit facilities, will be sufficient to fund its expected operating expenses, working capital needs, capital expenditures and projected growth for the foreseeable future. The Company believes its current borrowing capacity will allow it to take advantage of new growth and investment opportunities.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Capital expenditures for the three months ended March 31, 2001 were $8.7 million. Total capital expenditures for the entire 2001 fiscal year are estimated to be approximately $90 million and are expected to be used for projects that will improve asset productivity into the future including upgrading the point of sale and back office systems in the athletic segment, improving the allocation and replenishment applications in both the athletic and Meldisco segments, and expanding our Mira Loma, California cross-docking distribution center.

Forward-Looking Statements

This Report on Form 10-Q contains statements, which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties related to the integration of new businesses, the ability of the Company to execute its plans, the continued independence and financial health of the Company's significant licensors, uncertainties related to consumer demand for footwear, unseasonable weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)

Derivatives

The Company is not materially exposed to changes in the underlying values of its assets or liabilities nor is it materially exposed to changes in the value of expected foreign currency cash flows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments.

Interest Rates

The Company's investment and debt portfolios are primarily seasonal in nature. The Company, from time to time, undertakes short-term borrowings to finance working capital, acquisitions and other corporate borrowing requirements. The Company's peak borrowing periods coincide with peak inventory purchases.

Foreign Exchange

The Company exited Meldisco's European business in 1999. Translating the income statements of these operations for the effects of foreign currency changes does not have a material impact on the Company's financial positions. The Company does not have material exposure to cash flows denominated in foreign currency, nor have net foreign exchange gains or losses been material to operating results in the past three reporting periods.

                          Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a)    EXHIBIT INDEX

Exhibit

      15    Accountants' Acknowledgment

b)    Reports -

      Reports on Form 8-K - A report on Form 8-K was filed on February 1, 2001 relating to Regulation FD disclosure.

      A report on Form 8-K was filed on February 16, 2001 announcing the Company's acquisition of the footwear assets and license agreements from
      J. Baker, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOOTSTAR, INC.

                                          By: /s/ J.M. ROBINSON
                                              ---------------------------------
                                          J.M. Robinson
                                          Chairman of the Board,
                                          Chief Executive Officer and President

Date: May 14, 2001