Form 10-Q
period 2001-06-30
FOOTSTAR INC
filed 2001-08-14
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  June 30, 2001

Commission File Number   1-11681

                                 FOOTSTAR, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                 Delaware                              22-3439443
     -------------------------------     ---------------------------------------
     (State or other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

                  1 Crosfield Avenue West Nyack, New York 10994
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (845) 727-6500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Number of shares outstanding of the issuer's Common Stock:

            Class                             Outstanding as of June 30, 2001
            -----                             -------------------------------

  Common Stock, $.01 par value                         19,902,643

                                      INDEX

Part I. - Financial Information                                         Page No.
                                                                        --------

Item 1. Financial Statements

Consolidated Condensed Statements of Operations -
       Three and Six Months Ended June 30, 2001 and July 1, 2000            3

Consolidated Condensed Balance Sheets -
       June 30, 2001 and December 30, 2000                                  4

Consolidated Condensed Statements of Cash Flows -
       For Six Months Ended June 30, 2001 and July 1, 2000                  5

Notes to Consolidated Condensed Financial Statements                     6-12

Independent Auditors' Review Report                                        13

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    14-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk         22

Part II. - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                23

Item 6. Exhibits and Reports on Form 8-K                                   24

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in millions, except per share data)

                                                               Three Months Ended                        Six Months Ended
                                                       -----------------------------------      -----------------------------------
                                                        June 30, 2001       July 1, 2000        June 30, 2001        July 1, 2000
                                                       ----------------     --------------      --------------      ---------------
Net sales                                                       $649.0             $589.4            $1,166.1             $1,029.1
Cost of sales                                                    443.4              397.4               813.4                710.1
                                                       ----------------     --------------      --------------      ---------------
Gross profit                                                     205.6              192.0               352.7                319.0
Store operating, selling, general and
    administrative expenses                                      140.7              130.4               275.1                237.4
Depreciation and amortization                                     12.6               10.9                24.5                 20.4
                                                       ----------------     --------------      --------------      ---------------
Operating profit                                                  52.3               50.7                53.1                 61.2
Interest expense, net                                              5.3                2.6                 8.6                  3.1
                                                       ----------------     --------------      --------------      ---------------
Income before income taxes and minority
     interests                                                    47.0               48.1                44.5                 58.1
Provision for income taxes                                        14.1               15.0                13.3                 18.2
                                                       ----------------     --------------      --------------      ---------------
Income before minority interests                                  32.9               33.1                31.2                 39.9
Minority interests in net income                                  16.8               17.7                19.2                 21.7
                                                       ================     ==============      ==============      ===============
Net income                                                      $ 16.1             $ 15.4            $   12.0             $   18.2
                                                       ================     ==============      ==============      ===============

Weighted average shares outstanding:
Basic:                                                            20.2               19.8                20.2                 20.0
                                                       ================     ==============      ==============      ===============
Diluted:                                                          20.7               20.4                20.8                 20.4
                                                       ================     ==============      ==============      ===============
Earnings per share:
Basic:                                                          $ 0.80             $ 0.78            $   0.59             $   0.91
                                                       ================     ==============      ==============      ===============
Diluted:                                                        $ 0.78             $ 0.76            $   0.58             $   0.89
                                                       ================     ==============      ==============      ===============

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                         June 30,   December 30,
                                                           2001         2000
                                                       (Unaudited)   (Audited)
                                                       -----------  ------------
ASSETS
Current Assets:
     Cash and cash equivalents                           $   16.5    $   14.3
     Accounts receivable, net                                59.4        54.2
     Inventories                                            498.6       360.6
     Prepaid expenses and other current assets               34.6        28.1
                                                         --------    --------
Total current assets                                        609.1       457.2
     Property and equipment, net                            263.8       261.7
     Goodwill, deferred charges and other non-
        current assets                                       82.4        54.8
                                                         --------    --------
Total assets                                             $  955.3    $  773.7
                                                         ========    ========

LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                    $  161.3    $   86.9
     Accrued expenses                                       101.6       136.7
     Income taxes payable                                     0.2         9.1
     Notes payable                                             --        74.0
                                                         --------    --------
Total current liabilities                                   263.1       306.7
     Long-term debt                                         234.7          --
     Other long-term liabilities                             66.7        61.0
     Minority interests in subsidiaries                      49.8        81.6
                                                         --------    --------
Total liabilities                                        $  614.3    $  449.3
                                                         --------    --------
Shareholders' Equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,636,884 shares issued           0.3         0.3
     Additional paid-in capital                             347.4       342.1
     Accumulated other comprehensive income                  (0.1)       (0.1)
     Treasury stock: 10,734,241 and 10,782,106
        shares at cost                                     (311.2)     (312.6)
     Unearned compensation                                   (7.5)       (5.4)
     Retained earnings                                      312.1       300.1
                                                         --------    --------
Total shareholders' equity                                  341.0       324.4
                                                         --------    --------
Total liabilities and shareholders' equity               $  955.3    $  773.7
                                                         ========    ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                           Six Months Ended
                                                         --------------------
                                                          June 30,   July 1,
                                                            2001       2000
                                                         ---------  ---------
Net cash used in operating activities                    $  (26.7)  $  (12.3)
                                                         --------   --------
Cash flows used in investing activities:
     Acquisition of J. Baker                                (59.0)        --
     Acquisition of Just For Feet, net of cash
           acquired                                            --      (64.2)
     Additions to property and equipment                    (20.7)     (12.1)
                                                         --------   --------
     Net cash used in investing activities                  (79.7)     (76.3)
                                                         --------   --------
Cash flows provided by (used in) financing
activities:
     Dividends paid to minority interests                   (51.8)     (44.4)
     Treasury stock acquired                                   --      (19.9)
     Treasury stock issued                                    1.4        2.6
     Payment on stock incentive plans                        (0.5)        --
     Net proceeds from notes payable                        160.7      140.8
     Payments on capital leases                              (0.4)      (3.6)
     Payments on mortgage note                               (0.3)        --
     Other                                                   (0.5)      (1.0)
                                                         --------   --------
     Net cash provided by financing activities              108.6       74.5
                                                         --------   --------
Net increase (decrease) in cash and cash equivalents          2.2      (14.1)

Cash and cash equivalents, beginning of period               14.3       31.8
                                                         --------   --------

Cash and cash equivalents, end of period                 $   16.5   $   17.7
                                                         ========   ========

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

1. Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and July 1, 2000, respectively, and cash flows for the six months ended June 30, 2001 and July 1, 2000, respectively. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of the Company included in the Company's 2000 Annual Report on Form 10-K.

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


The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of J. Baker from the acquisition date. The results of operations generated from the assets acquired are reported as part of the Company's Meldisco segment. Based on purchase price allocations, the excess of the purchase price over the fair market value of the net assets acquired amounting to approximately $16.6 million was recorded as goodwill and is being amortized over 15 years. Adjustments to the purchase price during the second quarter resulted principally from the appraisals of license agreements performed subsequent to the purchase. Additional adjustments to the purchase price allocation may result from the completion of an appraisal of the acquired assets, which is currently in progress.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

3. Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under SFAS No. 131, the newly acquired J. Baker licensed footwear departments and the Meldisco licensed footwear departments represent operating segments that have been aggregated into the reporting segment called "Meldisco" for financial reporting purposes. The assets of the two athletic footwear and apparel chains, Footaction and Just For Feet have been aggregated into the reporting segment called "athletic" for reporting purposes.

                                     Three Months Ended June 30, 2001
                           -----------------------------------------------------
($ in millions)            Meldisco(1)    Athletic(2)    Corporate      Total
                           -----------------------------------------------------
Net sales                    $410.0         $239.0        $  --         $649.0
Operating profit (loss)        56.5           (1.5)        (2.7)          52.3

                                      Six Months Ended June 30, 2001
                           -----------------------------------------------------
($ in millions)            Meldisco(1)    Athletic(2)    Corporate      Total
                           -----------------------------------------------------

Net sales                    $686.6         $479.5        $  --       $1,166.1
Operating profit (loss)        64.0           (6.8)        (4.1)          53.1


                                      Three Months Ended July 1, 2000
                           -----------------------------------------------------
($ in millions)            Meldisco       Athletic(2)    Corporate      Total
                           -----------------------------------------------------


Net sales                    $357.2         $232.2        $  --         $589.4
Operating profit (loss)        51.1            1.8         (2.2)          50.7


                                       Six Months Ended July 1, 2000
                           -----------------------------------------------------
($ in millions)            Meldisco       Athletic(2)    Corporate      Total
                           -----------------------------------------------------


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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive income for the three- and six- month periods ended June 30, 2001 and July 1, 2000 contain no other components of comprehensive income other than net income. Comprehensive income for the three-month periods ended June 30, 2001 and July 1, 2000 was $16.1 million and $15.4 million, respectively. Comprehensive income for the six-month periods ended June 30, 2001 and July 1, 2000 was $12.0 million and $18.2 million, respectively.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

5. Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                    Three Months Ended             Six Months Ended
                                               --------------------------    --------------------------
                                                 June 30,       July 1,        June 30,       July 1,
                                                   2001          2000            2001          2000
                                               -----------    -----------    -----------   ------------
Numerator for Basic and Diluted EPS -
  Net Income                                         $16.1          $15.4          $12.0          $18.2
                                               ===========    ===========    ===========   ============
Denominator:
Shares outstanding at beginning of
  period                                        19,887,868     19,624,534     19,854,778     20,123,983

Weighted average deferred compensation
  shares earned not issued                         322,928        299,604        304,552        256,456
Weighted average shares issued/(repurchased)        10,356       (103,837)        26,690       (412,400)
                                               -----------    -----------    -----------   ------------
Denominator for Basic EPS - Weighted average
  common shares outstanding                     20,221,152     19,820,301     20,186,020     19,968,039
                                               -----------    -----------    -----------   ------------
Dilutive effect of stock options                   487,000        542,813        578,770        401,525
                                               -----------    -----------    -----------   ------------
Denominator for Diluted EPS - Adjusted
  weighted average common shares outstanding    20,708,152     20,363,114     20,764,790     20,369,564
                                               -----------    -----------    -----------   ------------

Basic EPS                                            $0.80          $0.78          $0.59          $0.91
                                               ===========    ===========    ===========   ============

Diluted EPS                                          $0.78          $0.76          $0.58          $0.89
                                               ===========    ===========    ===========   ============

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

6. Purchase of Treasury Stock

During the second quarter ended June 30, 2001, the Company did not repurchase any of its stock. From May 1997, when the first share repurchase program was approved by the Company's Board of Directors, through June 30, 2001, the Company had repurchased a total of 11,218,200 shares at an average price of $28.99 per share, for an aggregate purchase amount of $325.3 million. As of June 30, 2001 the Company has approximately 1,491,800 shares that may be repurchased under its fifth share repurchase program.

Treasury shares may be issued in connection with employee stock benefit plans and for other corporate purposes. Shares issued out of treasury for the Company's stock incentive plans during the three-month and six-month period ended June 30, 2001 totaled 14,775 shares and 47,865 shares, respectively. From March 2000, when the Company first started issuing shares out of treasury, through June 30, 2001 the Company had issued 483,959 shares from treasury stock.

7. Supplemental Cash Flow Information

                                                Six Months Ended
                                         ----------------------------
                                            June 30,        July 1,
                                              2001           2000
                                         --------------  ------------
    Cash paid for income taxes              $22.6           $23.8
    Cash paid for interest                   $7.8            $3.6

Net cash used in operating activities for the second quarter ended June 30, 2001 was $26.7 million versus $12.3 million for the same period of 2000. The Company used more cash to fund its operating activities during the second quarter of 2001 than during the second quarter of 2000 primarily to support its larger inventory levels resulting from its acquisitions of both Just For Feet and J. Baker.

8. Note Payable


Effective May 25, 2000, the Company entered into a new three-year, $325 million revolving credit facility with a syndicate of banks led by Fleet National Bank. This new facility replaced a $300 million revolving credit facility, which was due to expire September 18, 2000. As of June 30, 2001, there was $234.7 million outstanding under the Credit Facility with a quarterly weighted average interest rate of 6.1%.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)

9. Impact of Recently Issued Accounting Standards


In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.


The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 and to adopt Statement 142 effective the first day of fiscal 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 requires that, upon adoption of Statement 142, the Company evaluate existing intangible assets and goodwill that were acquired in a purchase business combination effective prior to June 30, 2001, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                     ($ in millions, except per share data)


and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.


As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $35.5 million and unamortized identifiable intangible assets in the amount of $25.2 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $0.7 million and $0.8 million for the year ended December 30, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of June 30, 2001 and the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2001 and July 1, 2000, respectively and condensed cash flows for the six-month periods ended June 30, 2001 and July 1, 2000, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

New York, New York
July 19, 2001

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

General

                                                    Three Months Ended
                                             ----------------------------------
                                               June 30,              July 1,
($ in millions)                                  2001                 2000
                                             -------------        ------------
Company:
Net sales                                       $649.0               $589.4
Net sales % change from prior year                10.1%                23.1%
Same store sales % change(1)                      (1.3%)                5.9%

Meldisco:
Net sales                                        $410.0              $357.2
Net sales % change from prior year                 14.8%                8.5%
Same store sales % change(1)                       (2.0%)               7.1%
% of consolidated net sales                        63.2                60.6%

Athletic:
Net sales                                        $239.0              $232.2
Net sales % change from prior year                  2.9%               55.0%
Same store sales % change                          (0.1%)               3.1%
% of consolidated net sales                        36.8                39.4%


Note: (1) Same store sales do not include J. Baker sales since the acquired stores have not been operated by the Company for twelve months.

Consolidated net sales for the three months ended June 30, 2001, were $649.0 million, an increase of 10.1% from net sales of $589.4 million for the same period of 2000. Same store sales for the three-month period decreased 1.3% compared to the year-ago period. Total sales for Meldisco increased 14.8% to $410.0 million, due to the addition of sales from the J. Baker businesses. Meldisco's same store sales percentage (which does not include sales of the newly acquired J. Baker stores) decreased 2.0%. The decrease is attributable to difficult comparisons with sales in an unseasonably warm second quarter in 2000. In the athletic segment total sales increased 2.9% to $239.0 million and same store sales declined 0.1%. Weak sales of apparel and running shoes at Footaction contributed to the decline.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

                                                      Six Months Ended
                                             ----------------------------------
                                               June 30,              July 1,
($ in millions)                                  2001                 2000
                                             -------------        ------------

Company:
Net sales                                      $1,166.1            $1,029.1
Net sales % change from prior year                 13.3%               12.1%
Same store sales % change(1),(2)                  (2.5%)               1.4%

Meldisco:
Net sales                                        $686.6              $631.4
Net sales % change from prior year                  8.7%                4.7%
Same store sales % change(1)                       (5.0%)               3.7%
% of consolidated net sales                        58.9%               61.4%

Athletic:
Net sales                                        $479.5              $397.7
Net sales % change from prior year                 20.6%               26.1%
Same store sales % change(2)                        1.6%               (3.0%)
% of consolidated net sales                        41.1%               38.6%


Note:(1) Same store sales do not include J. Baker sales since the acquired stores have not been operated by the Company for twelve months.


     (2) Same store sales include Just For Feet sales beginning in April 2001 when the acquired stores had been operated by the company for twelve months.


Consolidated net sales for the six months ended June 30, 2001, were $1,166.1 million, an increase of 13.3% from net sales of $1029.1 million for the same period of 2000. Same store sales for the six-month period decreased 2.5% compared to the year-ago period. Total sales for Meldisco increased 8.7% to $686.6 million and same store sales at Meldisco (which do not include the newly acquired J. Baker business) decreased 5.0%. Depleted winter boot inventories in the first quarter and cold weather during the spring-selling season negatively impacted Meldisco's same store sales. Total sales for the athletic segment increased 20.6% to $479.5 million, due to the addition of Just For Feet. Same store sales increased 1.6% for the athletic segment; this comparison percentage includes Just For Feet sales beginning with sales of April 2001 after which the acquired stores had been operated by the company for twelve months.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cost of Sales and Expenses


                                    Three Months Ended       Six Months Ended
                                  ---------------------   ----------------------
(As a percent of net sales)       June 30,     July 1,     June 30,     July 1,
                                    2001        2000        2001         2000
                                  --------    --------    --------     --------
Cost of sales                       68.3%       67.4%       69.8%        69.0%
Store operating, selling,
general and administrative
  expenses                          21.7%       22.1%       23.6%        23.1%
Depreciation and
  amortization                       1.9%        1.9%        2.1%         2.0%


Cost of Sales


Cost of sales for the second quarter of 2001, as a percent of net sales, increased 90 basis points from the corresponding prior-year period primarily due to substantially lower gross margins in the athletic segment. In the Meldisco segment, margins were slightly below last year; improved margins in the core Kmart business were offset by lower margins at the newly acquired business, as inventory on hand at the time of the acquisition was cleared to make room for new assortments.


Cost of sales for the six months ended June 30, 2001, as a percent of net sales, increased 80 basis points from the same comparable 2000 period mainly due to increased markdowns in the athletic segment in a highly promotional environment.

Store Operating, Selling, General and Administrative Expenses

Second quarter 2001 store operating, selling, general and administrative ("SG&A") expenses, as a percent of net sales, decreased 40 basis points from the same year-ago period as expenses were better leveraged at both Meldisco and the athletic segment. Second quarter SG&A expenses were $10.3 million greater than in the second quarter of 2000 due to the added operating cost of the acquired J. Baker business, one-time J. Baker transition-related expenses, and operating costs associated with the eleven Just For Feet stores opened within the past year.

Store operating, selling, general and administrative expenses for the six months ended June 30, 2001, as a percent of net sales, increased 50 basis points from the corresponding prior-year period due to additional sales promotion expenses at Just For Feet during the first quarter and higher expenses at Meldisco resulting from the acquisition of the J. Baker business.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Operating Profit

                                      Three Months Ended
                       -------------------------------------------------
($ in millions)             June 30, 2001               July 1, 2000
                       ----------------------      ---------------------

Meldisco(1)              $56.5       13.8%           $51.1       14.3%
Athletic(1)               (1.5)      (0.6%)            1.8        0.8%
Corporate overhead        (2.7)        --             (2.2)        --
                         -----                       -----
      Total(1)           $52.3        8.1%           $50.7        8.6%
                         =====                       =====


Note: (1) percentages represent percent of net sales of the respective entities.


                                       Six Months Ended
                       -------------------------------------------------
($ in millions)             June 30, 2001               July 1, 2000
                       ----------------------      ---------------------

Meldisco(1)              $64.0        9.3%           $63.9       10.1%
Athletic(1)               (6.8)      (1.4%)            1.7        0.4%
Corporate overhead        (4.1)        --             (4.4)        --
                         -----                       -----
      Total(1)           $53.1        4.6%           $61.2        5.9%
                         =====                       =====


Note: (1) percentages represent percent of net sales of the respective entities.

During the second quarter ended June 30, 2001 operating profit as a percent of net sales decreased 50 basis points versus the same period of 2000. Meldisco's operating profit as a percent of net sales decreased by 50 basis points due to the transition expenses related to the J. Baker acquisition. Operating profit at the athletic segment for the second quarter ended June 30, 2001 decreased 140 basis points compared to the prior-year period due to additional markdowns taken in a heavily promotional athletic market.


For the six months ended June 30, 2001 operating profit as a percent of net sales declined 130 basis points versus the same year-ago period. Meldisco's operating profit as a percent of net sales decreased 80 basis points due to adverse weather conditions and acquisition-related transition expenses. For the first two quarters of 2001 versus the same period in 2000 operating profit at the athletic segment declined 180 basis points. The product recall of the exclusive Nike running shoe, the Trunner, announced in March 2001, negatively impacted sales. The effect of the recall, plus increased markdowns at Footaction and high markdowns at Just For Feet to clear excess fourth quarter 2000 apparel inventories, resulted in lowered operating profits in the athletic segment.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Impact of Recently Issued Accounting Standards


In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 and to adopt Statement 142 effective the first day of fiscal 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 requires that, upon adoption of Statement 142, the Company evaluate existing intangible assets and goodwill that were acquired in a purchase business combination effective prior to June 30, 2001, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $35.5 million and unamortized identifiable intangible assets in the amount of $25.2 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $0.7 million and $0.8 million for the year ended December 30, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Liquidity and Financial Condition

The Company's inventories at the end of the second quarter increased by approximately 24% versus the same quarter of 2000. The increase is attributable to depressed post-acquisition inventory levels at Just For Feet last year and the acquisition of the J. Baker inventories in the first quarter of 2001.

In addition to inventories, the majority of the J. Baker acquired assets represent store fixtures, which have been classified within property and equipment and intellectual property, license agreements and goodwill classified within goodwill, deferred charges and other noncurrent assets.

As of June 30, 2001, the Company had $234.7 million in borrowings, classified as long-term debt. Net interest expense for the six months ended June 30, 2001 was $8.6 million compared to $3.1 million for the same period of 2000. This increase was the result of the borrowings associated with the Company's acquisitions, capital expenditures, inventory purchases to re-

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

stock the J. Baker and Just for Feet businesses and the purchase of the Company's former headquarters building in Mahwah, New Jersey. As of August 2001 the Company's headquarters moved to leased office space in West Nyack, New York and Meldisco's corporate offices remained in the aforementioned building in Mahwah.


The Company has a $325 million 3-year revolving credit facility with a syndicate of banks led by Fleet National Bank, which was effective May 25, 2000 (collectively, with all amendments the "Credit Facility"). The Credit Facility contains various operating covenants, which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate, make capital expenditures or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to debt and interest coverage. At the end of the quarter, the Company was in compliance with all covenants.

The Company's businesses are seasonal in nature and, therefore, impacted by weather conditions. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups, which occur prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and credit facilities, will be sufficient to fund its expected operating expenses, working capital needs, capital expenditures and projected growth for the foreseeable future. The Company believes its current borrowing capacity will allow it to take advantage of new growth and investment opportunities.

The Company expects that it will retain all available funds for the operation and expansion of its business, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in Meldisco subsidiaries. At the beginning of the second fiscal quarter, the Company distributed $51.8 million representing Kmart's normal dividend for its minority interest in net income for fiscal year 2000.

Capital expenditures for the six months ended June 30, 2001 were $20.7 million. Total capital expenditures for the entire 2001 fiscal year are estimated to be between $80 to $85 million and are expected to involve projects that will improve asset productivity into the future including upgrading the point of sale and back office systems in the athletic segment, improving the allocation and replenishment applications in both the athletic and Meldisco segments, and expanding the Mira Loma, California cross-docking distribution center.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Forward-Looking Statements


This Report on Form 10-Q contains statements, which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties related to the integration of new businesses, the ability of the Company to execute its plans including its marketing plans, the continued independence and financial health of the Company's significant licensors, uncertainties related to consumer demand for footwear, unseasonable weather, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                                   (Unaudited)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivatives

The Company is not materially exposed to changes in the underlying values of its assets or liabilities nor is it materially exposed to changes in the value of expected foreign currency cash flows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments.

Interest Rates


The Company's investment and debt portfolios are primarily seasonal in nature. The Company, from time to time, undertakes borrowings to finance working capital, acquisitions and other corporate requirements. The Company's peak borrowing periods coincide with peak inventory purchases.


Foreign Exchange


The Company does not have material exposure to cash flows denominated in foreign currency, nor have net foreign exchange gains or losses been material to operating results in the past three reporting periods.

                          Part II. - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 1, 2001. The stockholders elected all of management's nominees for the Board of Directors to serve until the Annual Meeting of Stockholders in 2004 and ratified the appointment of KPMG LLP as the Corporation's independent auditors for fiscal 2001.

The voting results are as follows:

Election of Directors

                                                                      Broker
                                        For            Withheld      Non-Votes
                                 -----------------------------------------------
Robert A. Davies, III                14,630,192        3,595,200           --
Terry R. Lautenbach                  14,629,728        3,595,664           --

Ratification of Auditors

                                                                    Broker
                            For        Against       Abstain       Non-Votes
                        -------------------------------------------------------
                         18,189,250     20,371        15,771               --

Item 6. - Exhibits and Reports on Form 8-K

a) EXHIBIT INDEX

Exhibit

         10-14 (a) First Amendment to Credit Agreement

         10-14 (b) Second Amendment to Credit Agreement

         15        Accountants' Acknowledgment

b) Reports -

         Reports on Form 8-K -  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FOOTSTAR, INC.

                                               By: /s/ STEPHEN R. WILSON
                                                   -----------------------------
                                                    Stephen R. Wilson
                                                    Executive Vice President and
                                                    Chief Financial Officer

Date:  August 13, 2001