Form 10-Q
period 2001-09-29
FOOTSTAR INC
filed 2001-11-13
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 29, 2001

Commission File Number 1-11681

                                 FOOTSTAR, INC.
             (Exact Name of Registrant as specified in its charter)

Delaware                                 22-3439443
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  1 Crosfield Avenue West Nyack, New York 10994
               (Address of principal executive offices) (Zip Code)

                                 (845) 727-6500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Number of shares outstanding of the issuer's Common Stock:

           Class                            Outstanding as of September 29, 2001
           -----                            ------------------------------------
Common Stock, $.01 par value                             19,925,315

                                     INDEX

Part I. - Financial Information                                         Page No.
                                                                        --------

Item 1. Financial Statements

Consolidated Condensed Statements of Operations -
  Three and Nine Months Ended September 29, 2001 and September 30, 2000       3

Consolidated Condensed Balance Sheets -
  September 29, 2001 and December 30, 2000                                    4

Consolidated Condensed Statements of Cash Flows -
  For Nine Months Ended September 29, 2001 and September 30, 2000             5

Notes to Consolidated Condensed Financial Statements                       6-13

Independent Auditors' Review Report                                          14

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           15-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk           24

Part II. - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     25

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in millions, except per share data)

                                                                Three Months Ended                      Nine Months Ended
                                                          --------------------------------      ----------------------------------
                                                          September 29,      September 30,      September 29,        September 30,
                                                              2001               2000               2001                 2000
                                                          -------------      -------------      -------------        -------------
Net sales                                                   $   656.4          $   592.7          $ 1,822.5            $ 1,621.8
Cost of sales                                                   488.3              398.9            1,301.7              1,108.9
                                                            ---------          ---------          ---------            ---------
Gross profit                                                    168.1              193.8              520.8                512.9
Store operating, selling,
  general and administrative
  expenses                                                      146.4              131.5              421.5                369.0
Depreciation and amortization                                    11.9                9.2               36.5                 29.6
Restructuring and asset
  impairment charge (reversal)                                   61.2               (0.9)              61.2                 (0.9)
                                                            ---------          ---------          ---------            ---------
Operating (loss) profit                                         (51.4)              54.0                1.6                115.2
Interest expense, net                                             3.7                3.0               12.3                  6.1
                                                            ---------          ---------          ---------            ---------
(Loss) income before income
  taxes and minority interests                                  (55.1)              51.0              (10.7)               109.1
Income tax (benefit) provision
  for income taxes                                              (20.7)              15.7               (7.4)                33.9
                                                            ---------          ---------          ---------            ---------
(Loss) income before minority
  interests                                                     (34.4)              35.3               (3.3)                75.2
Minority interests in net
  income                                                         10.1               10.7               29.3                 32.4
                                                            =========          =========          =========            =========
Net (loss) income                                           $   (44.5)         $    24.6          $   (32.6)           $    42.8
                                                            =========          =========          =========            =========

Weighted average shares
  outstanding:
Basic:                                                           20.2               19.8               20.2                 19.9
                                                            =========          =========          =========            =========
Diluted:                                                         20.2               20.3               20.2                 20.3
                                                            =========          =========          =========            =========

(Loss) earnings per share:
Basic:                                                      $   (2.20)         $    1.24          $   (1.61)           $    2.15
                                                            =========          =========          =========            =========
Diluted:                                                    $   (2.20)         $    1.21          $   (1.61)           $    2.11
                                                            =========          =========          =========            =========

     See accompanying notes to consolidated condensed financial statements.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     ($ in millions, except for share data)

                                                    September 29,   December 30,
                                                        2001           2000
                                                     (Unaudited)     (Audited)
                                                    -------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                            $ 15.1          $ 14.3
  Accounts receivable, net                               62.2            54.2
  Inventories                                           461.5           360.6
  Prepaid expenses and other
    current assets                                       53.5            28.1
                                                       ------          ------
Total current assets                                    592.3           457.2
  Property and equipment, net                           243.2           261.7
  Goodwill, deferred charges
    and other non-current assets                         91.0            54.8
                                                       ------          ------
Total assets                                           $926.5          $773.7
                                                       ======          ======
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $130.7          $ 86.9
  Accrued expenses                                      131.6           136.7
  Income taxes payable                                    6.2             9.1
  Notes payable                                            --            74.0
                                                       ------          ------
Total current liabilities                               268.5           306.7
  Long-term debt                                        227.8              --
  Other long-term liabilities                            72.5            61.0
  Minority interests in
    subsidiaries                                         60.0            81.6
                                                       ------          ------
Total liabilities                                      $628.8          $449.3
                                                       ------          ------
Shareholders' Equity:
  Common stock $.0l par value:
    100,000,000 shares authorized,
    30,636,884 shares issued                              0.3             0.3
  Additional paid-in capital                            347.4           342.1
  Accumulated other comprehensive
    income                                               (0.1)           (0.1)
  Treasury stock: 10,711,569 and
    10,782,106 shares at cost                          (310.5)         (312.6)
  Unearned compensation                                  (6.9)           (5.4)
  Retained earnings                                     267.5           300.1
                                                       ------          ------
Total shareholders' equity                             $297.7           324.4
                                                       ------          ------
Total liabilities and
  shareholders' equity                                 $926.5          $773.7
                                                       ======          ======

     See accompanying notes to consolidated condensed financial statements.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in millions)

                                                         Nine Months Ended
                                                   -----------------------------
                                                   September 29,   September 30,
                                                       2001            2000
                                                   -------------   -------------

Net cash used in operating activities                 $ (2.4)         $(12.5)
                                                      ------          ------

Cash flows (used in) provided
by investing activities:
  Acquisition of J. Baker                              (59.0)             --
  Acquisition of Just For Feet,
    net of cash acquired                                  --           (64.2)
  Additions to property and
    equipment                                          (41.8)          (32.8)
  Proceeds from sale of
    furniture and fixtures                               0.2              --
                                                      ------          ------
  Net cash used in investing
    activities                                        (100.6)          (97.0)
                                                      ------          ------

Cash flows provided by (used in)
financing activities:
  Dividends paid to minority
    interests                                          (51.8)          (44.4)
  Treasury stock acquired                                 --           (19.9)
  Treasury stock issued                                  2.1             3.1
  Payment on stock incentive plans                      (0.5)             --
  Net proceeds from notes payable                      153.8           156.9
  Payments on capital leases                            (0.7)           (3.7)
  Payments on mortgage note                             (0.5)             --
  Proceeds of common stock
    from minority interest                               0.8              --
  Other                                                  0.6            (1.2)
                                                      ------          ------
  Net cash provided by
    financing activities                               103.8            90.8
                                                      ------          ------
Net increase (decrease) in
  cash and cash equivalents                              0.8           (18.7)

Cash and cash equivalents,
  beginning of period                                   14.3            31.8
                                                      ------          ------
Cash and cash equivalents,
  end of period                                       $ 15.1          $ 13.1
                                                      ======          ======

     See accompanying notes to consolidated condensed financial statements.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                     ($ in millions, except per share data)

1. Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 29, 2001, the results of operations for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000, respectively, and cash flows for the nine months ended September 29, 2001 and September 30, 2000, respectively. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of the Company included in the Company's 2000 Annual Report on Form 10-K.

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

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of J. Baker from the acquisition date. The results of operations generated from the assets acquired are reported as part of the Company's Meldisco segment. Based on purchase price allocations, the excess of the purchase price over the fair market value of the net assets acquired amounting to approximately $23.5 million was recorded as goodwill and is being amortized over 15 years. Adjustments to the purchase price allocation during the third quarter resulted principally from the appraisals of license agreements performed subsequent to the purchase. Additional adjustments to the purchase price allocation may result from the completion of an appraisal of the acquired assets, which is currently in progress.

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

                               Three Months Ended September 29, 2001                    Nine Months Ended September 29, 2001
                       -----------------------------------------------------   -----------------------------------------------------
($ in millions)        Meldisco(1),(3)  Athletic(2),(3)  Corporate  Total(3)   Meldisco(1),(3)  Athletic(2),(3)  Corporate  Total(3)
                       ---------------  ---------------  ---------  --------   ---------------  ---------------  ---------  --------
Net sales                 $357.4           $299.0          $ --     $656.4        $1,044.0         $778.5           $ --    $1,822.5

Operating profit
  (loss)                    23.8            (74.2)         (1.0)     (51.4)           87.7          (81.0)          (5.1)        1.6
Operating profit
  (loss) before
  non-recurring
  items                     29.5             21.6          (1.0)      50.1            93.4           14.8           (5.1)      103.1

                               Three Months Ended September 30, 2000                    Nine Months Ended September 30, 2000
                       -----------------------------------------------------   -----------------------------------------------------
($ in millions)            Meldisco       Athletic(2)    Corporate   Total        Meldisco        Athletic(2)    Corporate    Total
                       ---------------  ---------------  ---------  --------   ---------------  ---------------  ---------  --------
Net sales                 $311.2           $281.5          $ --     $592.7        $942.6           $679.2           $ --    $1,621.8

Operating profit
  (loss)                    32.2             24.0          (2.2)      54.0          96.1             25.7           (6.6)      115.2
Operating profit
  (loss) before
  restructuring
  reversal                  32.2             23.1          (2.2)      53.1          96.1             24.8           (6.6)      114.3

(1) The newly acquired J. Baker licensed footwear departments have been combined with and reported as the Meldisco segment.

(2) Footaction and Just For Feet have been combined and reported as a group called the athletic segment.

(3) The operating profit (loss) before non-recurring items, excludes certain costs related to the Company's restructuring plan. These excluded, non-recurring items amounted to $101.5 million, $61.2 million related to restructuring and asset impairments and $40.3 million related to inventory write-downs, which were recorded as a component of cost of sales. The athletic segment recorded $95.8 million of these non-recurring items and the Meldisco segment recorded $5.7 million.

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130") requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive income (loss) for the three- and nine- month periods ended September 29, 2001 and September 30, 2000 contain no other components of comprehensive income other than net income (loss). Comprehensive income (loss) for the three-month periods ended September 29, 2001 and September 30, 2000 was $(44.5) million and $24.6 million, respectively. Comprehensive income (loss) for the nine-month periods ended September 29, 2001 and September 30, 2000 was $(32.6) million and $42.8 million, respectively.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                     ($ in millions, except per share data)

5. Earnings per Share

The table below shows calculated earnings per share in accordance with SFAS No. 128.

                                                                Three Months Ended                         Nine Months Ended
                                                        ----------------------------------        ----------------------------------
                                                        September 29,        September 30,        September 29,        September 30,
                                                            2001                 2000                 2001                 2000
                                                        -------------        -------------        -------------        -------------
Numerator for Basic and
  Diluted EPS - Net
  (loss) income                                          $     (44.5)         $      24.6          $     (32.6)         $      42.8
                                                         ===========          ===========          ===========          ===========
Denominator:
Shares outstanding at beginning
  of period                                               19,902,643           19,506,813           19,854,778           20,123,983

Weighted average deferred
  compensation shares
  earned not issued                                          321,892              298,691              310,332              270,534

Weighted average shares
  issued/(repurchased)                                        12,892               15,553               38,045             (475,472)
                                                         -----------          -----------          -----------          -----------
Denominator for Basic
  EPS-Weighted average
  common shares outstanding                               20,237,427           19,821,057           20,203,155           19,919,045
                                                         -----------          -----------          -----------          -----------

Dilutive effect of stock options                                  --              479,014                   --              430,711
                                                         -----------          -----------          -----------          -----------
Denominator for Diluted
  EPS- Adjusted weighted
  average common shares
  outstanding                                             20,237,427           20,300,071           20,203,155           20,349,756
                                                         -----------          -----------          -----------          -----------

Basic EPS                                                $     (2.20)         $      1.24          $     (1.61)         $      2.15
                                                         ===========          ===========          ===========          ===========

Diluted EPS                                              $     (2.20)         $      1.21          $     (1.61)         $      2.11
                                                         ===========          ===========          ===========          ===========

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                     ($ in millions, except per share data)

6. Purchase of Treasury Stock

During the three-month and nine-month periods ended September 29, 2001, the Company did not repurchase any of its stock. From May 1997, when the first share repurchase program was approved by the Company's Board of Directors, through September 29, 2001, the Company had repurchased a total of 11,218,200 shares at an average price of $28.99 per share, for an aggregate purchase amount of $325.3 million. As of September 29, 2001 the Company has approximately 1,491,800 shares that may be repurchased under its fifth share repurchase program.

Treasury shares may be issued in connection with employee stock benefit plans and for other corporate purposes. Shares issued out of treasury for the Company's stock incentive plans during the three-month and nine-month period ended September 29, 2001 totaled 22,672 shares and 70,537 shares, respectively. From March 2000, when the Company first started issuing shares out of treasury, through September 29, 2001 the Company had issued 506,631 shares from treasury stock.

7. Restructuring and Asset Impairment Charge

During the third quarter of 2001, the Company approved a restructuring plan (the "Plan"). In connection with this Plan, the Company recorded pre-tax non-recurring restructuring and asset impairment charges totaling $101.5 million ($67 million after tax) for the write-down of inventory, the impairment of assets and certain costs associated with the early termination of leases.

The Plan covers costs related to asset impairments and lease terminations associated with the closing of 60 under-performing stores in the athletic segment, asset impairments for additional athletic segment stores to be closed when their leases expire over the next several years, inventory write-downs due to a more aggressive approach to reducing aging athletic inventory, inventory markdowns related to the stores to be closed, certain costs to exit non-strategic landlord relationships acquired in the J. Baker acquisition and a further reduction in the carrying value of the former Just For Feet headquarters building in Birmingham, Alabama, which was acquired as part of the Just For Feet asset purchase in March of 2000.

The most significant component of the Plan included the write-down of certain inventory, which totaled $40.3 million and has been recorded as a component of cost of sales. Approximately $36.6 million of the write-down related to the athletic segment. The athletic inventory write-down included the write-down of specific Just For Feet inventory, which was purchased on an "as -available" basis during the initial period subsequent to the acquisition of the chain in 2000, a markdown of inventory at the closing stores and a markdown of various inventory due to a more aggressive approach to reducing aged inventory. The remaining $3.7 million of the write-downs relates to the Meldisco segment which recorded markdowns for inventory at certain Ames stores which are closing and for inventory at certain landlords which the Company will exit.

The Company recorded a fixed asset and goodwill impairment charge, pursuant to the requirements of SFAS No. 121 of $32.1 million. In the athletic segment the charge amounted to $31.0 million and related to the accelerated store closings, the stores closing when their respective leases expire and for certain under-performing stores. The Meldisco

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                     ($ in millions, except per share data)

segment recorded an asset impairment charge of $1.1 million related to the termination of certain landlord relationships. These fixed asset and goodwill impairment charges represent the amount necessary to write-down the carrying values of the fixed assets and goodwill for the respective stores based upon the Company's best estimate of those stores future discounted cash flows. The asset impairment charge was primarily recorded as a reduction of fixed assets principally representing fixtures and leasehold improvements.

In connection with the store closings, the Company established a reserve of $28.2 million within the athletic segment, and $0.9 million within the Meldisco segment for exit costs, which are anticipated to be paid in cash (store exit costs). These store exit costs are principally for future lease payments, anticipated sublease activity and lease buyouts based upon historical experience. Costs are being charged against the reserve as incurred and the reserve will be reviewed periodically to determine its adequacy.

The following table displays a rollforward of the activity and significant components of the restructuring and asset impairment charge and the related reserves remaining as of September 29, 2001.

                                                                 Remaining at
                                   Recorded   2001 Activity   September 29, 2001
                                   --------   -------------   ------------------

Non-cash components:
  Inventory write-downs             $ 40.3       $ 40.3            $   --
  Asset impairments                   32.1         32.1                --
                                    ------       ------            ------
    Sub total                         72.4         72.4                --

Cash components:
  Store exit costs                    29.1          0.7              28.4
                                    ------       ------            ------
    Total                           $101.5       $ 73.1            $ 28.4
                                    ======       ======            ======

The 2001 activity primarily consists of permanent markdowns of inventory and the permanent impairment of fixed assets and goodwill.

8. Supplemental Cash Flow Information

                                                         Nine Months Ended
                                                  ------------------------------
                                                  September 29,    September 30,
                                                      2001             2000
                                                  -------------    -------------

Cash paid for income taxes                           $26.2             $40.0
Cash paid for interest                               $13.1             $ 7.0

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                     ($ in millions, except per share data)

9. Note Payable

Effective May 25, 2000, the Company entered into a three-year, $325 million revolving credit facility with a syndicate of banks. This facility replaced a $300 million revolving credit facility, which was due to expire September 18, 2000. As of September 29, 2001, there was $227.8 million outstanding under the credit facility with a quarterly weighted average interest rate of 5.3%.

10. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. During the third quarter, Ames, a retail chain in which the company operates licensed footwear departments, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and named the Company as a general unsecured creditor with respect to a pre-petition receivable, which amounted to $8.9 million. The Company has commenced adversary proceedings against Ames challenging the characterization of it as an unsecured creditor. In the opinion of management, the Company has substantial legal defenses and assertions with respect to this proceeding. The Company continues to operate its licensed footwear departments within Ames during this reorganization period.

11. Impact of Recently Issued Accounting Standards

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

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $39.5 million and unamortized identifiable intangible assets in the amount of $16.5 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $0.7 million and $1.5 million for the year ended December 30, 2000 and the nine months ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. The statement requires the recognition of a liability if a reasonable estimate of fair value can be made for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. An entity shall subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. Future changes in the liability resulting from the passage of time should be recognized as an increase in the carrying amount of the liability and as an expense

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                     ($ in millions, except per share data)

classified as an operating item in the statement of income. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect to recognize a material asset retirement obligation as a result of this statement.

On October 3, 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, while retaining many of the fundamental provisions covered by that statement. Statement 144 differs fundamentally from Statement 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of Statement 144. Additionally Statement 144 addresses and clarifies implementation and estimation issues arising from Statement 121.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the basic provisions of Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect Statement 144 to materially impact the Company.

                      Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of September 29, 2001 and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000, respectively and condensed cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

New York, New York
October 17, 2001

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

General

                                                        Three Months Ended
                                                   -----------------------------
                                                   September 29,   September 30,
($ in millions)                                        2001            2000
                                                   -------------   -------------

Company:
Net sales                                             $656.4          $592.7
Net sales % change from prior year                      10.7%           26.0%
Same store sales % change(1)                             2.3%            5.1%

Meldisco:
Net sales                                             $357.4          $311.2
Net sales % change from prior year                      14.8%            6.5%
Same store sales % change(1)                            (1.7%)           4.7%
% of consolidated net sales                             54.4%           52.5%

Athletic:
Net sales                                             $299.0          $281.5
Net sales % change from prior year                       6.2%           58.1%
Same store sales % change                                6.7%            5.8%
% of consolidated net sales                             45.6%           47.5%

Note: (1)   Same store sales do not include J. Baker sales since the acquired stores have not been operated by the Company for twelve months.

Consolidated net sales for the three months ended September 29, 2001, were $656.4 million, an increase of 10.7% from net sales of $592.7 million for the same period of 2000. Same store sales for the three-month period increased 2.3% compared to the year-ago period. Total sales for Meldisco increased 14.8% to $357.4 million, due to the addition of sales from the J. Baker businesses. Meldisco's same store sales percentage (which does not include sales of the newly acquired J. Baker stores) decreased 1.7% from a strong back-to-school performance last year. In the athletic segment total sales increased 6.2% to $299.0 million and same store sales increased 6.7%, driven by a strong back-to-school selling period. High demand for basketball and cross-training shoes at Footaction and improved inventory assortment and marketing campaigns at Just For Feet fueled the increase.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine Months Ended
                                                   -----------------------------
                                                   September 29,   September 30,
($ in millions)                                        2001            2000
                                                   -------------   -------------

Company:
Net sales                                            $1,822.5        $1,621.8
Net sales % change from prior year                       12.4%           16.8%
Same store sales % change(1), (2)                        (0.7%)           2.7%

Meldisco:
Net sales                                            $1,044.0        $  942.6
Net sales % change from prior year                       10.8%            5.3%
Same store sales % change(1)                             (3.9%)           4.0%
% of consolidated net sales                              57.3%           58.1%

Athletic:
Net sales                                            $  778.5        $  679.2
Net sales % change from prior year                       14.6%           37.7%
Same store sales % change(2)                              3.8%            0.2%
% of consolidated net sales                              42.7%           41.9%

Note: (1)   Same store sales do not include J. Baker sales since the acquired stores have not been operated by the Company for twelve months.

      (2) Same store sales include Just For Feet sales beginning in April 2001 when the acquired stores had been operated by the company for twelve months.

Consolidated net sales for the nine months ended September 29, 2001, were $1,822.5 million, an increase of 12.4 % from net sales of $1,621.8 million for the same period of 2000. Same store sales for the nine-month period decreased 0.7% compared to the year-ago period. Total sales for Meldisco increased 10.8% to $1,044.0 million and same store sales at Meldisco (which do not include the newly acquired J. Baker business) decreased 3.9%. At Meldisco, weak comparisons in the first half of the year due to depleted winter boot inventories and unseasonably cold weather were partially offset by a modest back-to-school performance in the third quarter. Total sales for the athletic segment increased 14.6% to $778.5 million due to the addition of Just For Feet. Same store sales increased 3.8% for the athletic segment mainly due to the improved performance of the Just For Feet stores; this comparison percentage includes Just For Feet sales beginning with sales of April 2001 after which the acquired stores had been operated by the company for twelve months.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Restructuring and Asset Impairment Charge

The Company recorded pre-tax non-recurring charges totaling $101.5 million ($66.9 million after taxes) during the third quarter of 2001. The majority of the charge consists of non-cash inventory write-downs and asset impairments and store exit costs associated with the closing of under-performing stores, which are anticipated to be paid in cash. The net effect of the charge is expected to be cash flow positive after tax. In connection with this charge, the Company recorded inventory write-downs of $40.3 million, which were included as a component of cost of sales and recorded asset impairment and store exit costs, which amounted to $61.2 million, which were included in operating costs and expenses.

The Company expects that these strategic actions will increase the competitiveness of the athletic business and further strengthen the Company's platform for future growth. The Company further expects that the elimination of these under-performing stores will increase profitability, improve operating cash flows and allow management to concentrate on the most profitable areas of the business.

Cost of Sales and Expenses

                                                   Three Months Ended
                                         ---------------------------------------
($ in millions, % are percent
of net sales)                            September 29, 2001   September 30, 2000
                                         ------------------   ------------------

Sales                                    $656.4      100.0%   $592.7      100.0%

Cost of sales                             448.0       68.3%    398.9       67.3%

Cost of sales - restructuring              40.3        6.1%       --         --
                                          -----       ----     -----       ----
  Total cost of sales                     488.3       74.4%    398.9       67.3%
Gross margin                              168.1       25.6%    193.8       32.7%

Store operating, selling,
  general and administrative
  expenses                                146.4       22.3%    131.5       22.2%
Depreciation and amortization              11.9        1.8%      9.2        1.6%

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine Months Ended
                                         ---------------------------------------
($ in millions, % are percent
of net sales)                            September 29, 2001   September 30, 2000
                                         ------------------   ------------------

Sales                                    $1,822.5    100.0%   $1,621.8    100.0%

Cost of sales                             1,261.4     69.2%    1,108.9     68.4%

Cost of sales - restructuring                40.3      2.2%         --       --
                                          -------     ----     -------     ----
  Total cost of sales                     1,301.7     71.4%    1,108.9     68.4%
Gross margin                                520.8     28.6%      512.9     31.6%

Store operating, selling,
  general and administrative
  expenses                                  421.5     23.1%      369.0     22.8%
Depreciation and amortization                36.5      2.0%       29.6      1.8%

Cost of Sales

Cost of sales for the third quarter of 2001, as a percent of net sales, increased from the corresponding prior-year period mainly due to non-recurring restructuring charges representing inventory write-downs in the athletic segment associated with the closing of under-performing stores and a more aggressive approach to reducing aged inventory. Lower gross margins in the athletic segment due to a highly promotional mall-based environment and expected lower gross margin rates at Meldisco's newly acquired businesses also contributed to the cost of sales increase.

Cost of sales for the nine months ended September 29, 2001, as a percent of net sales, increased from the comparable 2000 period primarily due to the restructuring charge in the third quarter and increased markdowns taken to compete in a promotional athletic retail environment.

Store Operating, Selling, General and Administrative Expenses

Third quarter 2001 store operating, selling, general and administrative ("SG&A") expenses, as a percent of net sales, increased 10 basis points from the same year-ago period. While the athletic segment achieved better expense leverage, Meldisco was unable to flex selling expenses down to match sales shortfalls. Third quarter 2001 SG&A expenses were $14.9 million greater than in the third quarter of 2000 largely due to the added cost of operating the acquired J. Baker business.

Store operating, selling, general and administrative expenses for the nine months ended September 29, 2001, as a percent of net sales, increased 30 basis points from the corresponding prior-year period primarily due to decreased fixed cost leverage at Meldisco and one-time J. Baker transition-related expenses.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Operating Profit (Loss)

                                                   Three Months Ended
                                         ---------------------------------------
($ in millions)                          September 29, 2001   September 30, 2000
                                         ------------------   ------------------

Meldisco (1), (2)                        $ 29.5        8.3%   $ 32.2       10.4%
Athletic (1), (2)                          21.6        7.2%     23.1        8.2%
Corporate overhead                         (1.0)        --      (2.2)        --
Restructuring and asset
  impairment (charge) reversal           (101.5)        --       0.9         --
                                         ------       ----    ------
    Total (1)                            $(51.4)      (7.8%)  $ 54.0        9.1%
                                         ======       ====    ======

Note: (1)   Percentages represent percent of net sales of the respective entities.

      (2) Operating profit is presented before restructuring (charge) reversal.

                                           Nine Months Ended
                                         ---------------------------------------
($ in millions)                          September 29, 2001   September 30, 2000
                                         ------------------   ------------------

Meldisco (1), (2)                        $ 93.4        8.9%   $ 96.1       10.2%
Athletic (1), (2)                          14.8        1.9%     24.8        3.7%
Corporate overhead                         (5.1)        --      (6.6)        --
Restructuring and asset
  impairment (charge) reversal           (101.5)        --       0.9         --
                                         ------     ------    ------
      Total (1)                          $  1.6        0.1%   $115.2        7.1%
                                         ======     ======    ======

Note: (1)   Percentages represent percent of net sales of the respective entities.

      (2) Operating profit is presented before restructuring (charge) reversal.

During the third quarter ended September 29, 2001 operating profit as a percent of net sales decreased significantly versus the same period of 2000 due to the third quarter 2001 restructuring charge relating primarily to asset impairments, inventory write-downs and store exit costs associated with the closing of under-performing stores in the athletic segment. Excluding this charge, operating profit would have been $50.1 million for the quarter. Also contributing to the decrease were lower margins at the athletic segment, at Meldisco's Rite Aid business which incurred start-up costs from the addition of approximately 2,700 new footwear departments in August and at the acquired J. Baker businesses which operate at a lower margin than the Kmart business.

For the nine months ended September 29, 2001 operating profit as a percent of net sales declined significantly versus the same year-ago period due to the effect of the third quarter 2001 restructuring charge. Excluding this

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

charge, operating profit for the nine months ended September 29, 2001 would have been $103.1 million. Also contributing to the decline were acquisition-related expenses at Meldisco, the effect of the March 2001 product recall of an exclusive Nike running shoe at Footaction and increased markdowns at both Just For Feet and Footaction.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $39.5 million and unamortized identifiable intangible assets in the amount of $16.5 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $0.7 million and $1.5 million for the year ended December 30, 2000 and the nine months ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. The statement requires the recognition of a liability if a reasonable estimate of fair value can be made for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. An entity shall subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. Future changes in the liability resulting from the passage of time should be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect to recognize a material asset retirement obligation as a result of this statement.

On October 3, 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, while retaining many of the fundamental provisions covered by that statement. Statement 144 differs fundamentally from Statement 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of Statement 144. Additionally Statement 144 addresses and clarifies implementation and estimation issues arising from Statement 121.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Statement 144 retains the basic provisions of Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect Statement 144 to materially impact the Company.

Liquidity and Financial Condition

The Company's inventories at the end of the third quarter increased by approximately 4.3% versus the same quarter of 2000. The increase is attributable to the addition of the J. Baker businesses partially offset by lower inventory levels in the core Kmart business and both athletic chains.

The Company's accounts receivable balance as of September 29, 2001 has increased by $16.1 million or 35% versus the same quarter end of 2000. This increase is directly attributable to the addition of the J. Baker businesses, which were acquired in February 2001 and $8.9 million of receivables related to Ames. The license to operate footwear departments within Ames stores was part of the J. Baker acquisition. Ames filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and named the Company as a general creditor with respect to a pre-petition receivable, which amounted to $8.9 million. The Company has commenced adversary proceedings against Ames challenging the characterization of it as an unsecured creditor. In the opinion of management, the Company has substantial legal defenses and assertions with respect to this proceeding. The Company continues to operate licensed footwear departments within Ames during this reorganization period.

In addition to inventory and accounts receivable, the Company experienced increases in various other assets in connection with the J. Baker purchase. The majority of these acquired assets represent store fixtures, which have been classified within property and equipment and intellectual property, license agreements and goodwill classified within goodwill, deferred charges and other non-current assets.

As of September 29, 2001, the Company had $227.8 million in borrowings, classified as long-term debt. Net interest expense for the nine months ended September 29, 2001 was $12.3 million compared to $6.1 million for the same period of 2000. This increase was the result of the increased borrowings associated with the Company's acquisitions, capital expenditures, inventory purchases to re-stock the J. Baker and Just for Feet businesses and the purchase of the Company's building in Mahwah, New Jersey.

The Company has a $325 million 3-year revolving credit facility with a syndicate of banks, which was effective May 25, 2000 (collectively, with all amendments the "Credit Facility"). The Credit Facility contains various operating covenants, which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate, make capital expenditures or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to debt and interest coverage. As of September 29, 2001 the Company was in compliance with all covenants.

The Company's businesses are seasonal in nature and, therefore, are impacted by weather conditions. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

requirements vary with seasonal business volume and inventory buildups, which occur prior to the peak periods. The Company expects that its current cash, together with cash generated from operations and credit facilities, will be sufficient to fund its expected operating expenses, working capital needs, capital expenditures and projected growth for the foreseeable future. The Company believes its current borrowing capacity will allow it to take advantage of new growth and investment opportunities.

The Company expects that it will retain all available funds for the operation and expansion of its business, and does not anticipate paying any cash dividends to shareholders in the foreseeable future. Under its arrangement with Kmart, Meldisco will distribute annually to Kmart, a portion of profits representing Kmart's minority interest in Meldisco subsidiaries.

Capital expenditures for the nine months ended September 29, 2001 were $41.8 million. Total capital expenditures for the entire 2001 fiscal year are estimated to be between $80 to $85 million and involve projects that are expected to improve asset productivity into the future including upgrading the point of sale and back office systems in the athletic segment, improving the allocation and replenishment applications in both the athletic and Meldisco segments, and expanding the Mira Loma, California cross-docking distribution center.

Forward-Looking Statements

This Report on Form 10-Q contains statements, which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report as well as the documents incorporated by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "estimate," "plans," "may," "will," "should," "anticipates" or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure and operating efficiencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: uncertainties related to the integration of new businesses, the ability of the Company to execute its plans including its marketing plans, the continued independence and financial health of the Company's significant licensors, uncertainties related to consumer demand for footwear, unseasonable weather, risks associated with foreign global sourcing, consumer acceptance of the Company's merchandise mix, retail locations, product availability and the effect of competitive products and pricing. Consequently, all of the forward-looking statements, internal and external, are qualified by these cautionary statements, and there can be no assurance that the actual results, performance or achievements will be realized. The information contained in this Report including information under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as information contained under the caption "Risk Factors" in other Company filings with the Securities and Exchange Commission, identifies important factors that could cause such results, performance or achievements not to be realized. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date such statements were made.

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

                                       FOOTSTAR, INC.

                                       By: /s/ STEPHEN R.WILSON
                                           ----------------------------------
                                       Stephen R. Wilson
                                       Executive Vice President and
                                       Chief Financial Officer

Date: November 13, 2001