Form 10-K
period 2001-12-29
FOOTSTAR INC
filed 2002-03-26
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 2001
                         Commission File Number 1-11681
                                                -------

                                 FOOTSTAR, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

      Delaware                                        22-3439443
--------------------------------------------------------------------------------
(State of incorporation)                   (IRS Employer Identification No.)

                 1 Crosfield Avenue, West Nyack, New York 10994
                 ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (845) 727-6500

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 29, 2001 was approximately $609 million.

Number of shares outstanding of Common Stock, par value $.01 per share, at December 29, 2001: 20,058,803.

                       Document Incorporated by Reference

      Portions of the Registrant's definitive Proxy Statement expected to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 29, 2001): Part III, Item 10, 11, 12 and 13.

                           Forward-Looking Statements

This report contains statements, which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report as well as the documents incorporated herein by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "outlook," "look forward," "estimate," "plans," "projects," "may," "will," "should,"
"anticipates," or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure, and operating efficiencies and other future results of operation or financial position. The retail footwear and apparel business is highly competitive, and such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including the possible substantial impact on the Company's business of the bankruptcy proceedings commenced by Kmart Corporation (at which the Company currently has approximately 2,114 licensed footwear departments) and potential adverse developments in such proceedings including: failing to successfully reorganize the chain, any significant store closings effected by Kmart as part of such proceedings, rights of the debtor to seek rejection of agreements in such bankruptcy proceedings, and the impact of any other plans or activities effected by Kmart in such proceedings. Certain other risks and uncertainties include but are not limited to: uncertainties related to the integration of new businesses, the continued independence and financial health of the

Company's other significant licensors and customers, consumer demand for footwear; unseasonable weather; risks associated with foreign global sourcing, the occurrence of catastrophic events or acts of terrorism, consumer acceptance of the Company's merchandise mix, retail locations, product availability; the effect of competitive products and pricing; and existing retail economic conditions, including the impact on consumer spending and consumer confidence from a slowing economy and the impact of a highly promotional retail environment. In such case, actual results may differ materially from such forward-looking statements. Certain other information that may cause actual results to differ from such forward-looking statements are contained in this and other Company filings with the Securities and Exchange Commission. In light of the uncertainty inherent in such forward-looking statements you should not consider the inclusion to be a representation that such forward-looking matters are achievable. The Company undertakes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.  Business .........................................................    5
         General ..........................................................    5
         Meldisco .........................................................    5
              Merchandising ...............................................    8
              Marketing ...................................................    9
              Competitive Environment .....................................    9
         Athletic .........................................................   11
         Footaction .......................................................   11
              Merchandising ...............................................   12
              Marketing ...................................................   12
              Competitive Environment .....................................   13
         Just For Feet ....................................................   13
              Merchandising ...............................................   14
              Marketing ...................................................   14
              Competitive Environment .....................................   15
         Fashion Trends ...................................................   15
         Key Vendors ......................................................   15
         Foreign Purchasing ...............................................   15
         Trademarks & Service Marks .......................................   15
         Employees ........................................................   16
         Discontinuation of Thom McAn Segment .............................   16
         Executive Officers of the Registrant .............................   16
Item 2.  Properties .......................................................   17
Item 3.  Legal Proceedings ................................................   18
Item 4.  Submission of Matters to a Vote of Security Holders ..............   18

                                     PART II

Item 5.  Market Prices of and Dividends on the Registrant's
               Common Equity and Related Stockholder Matters ..............   19
Item 6.  Selected Financial Data ..........................................   21
Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................   22
Item 7A. Quantitative and Qualitative Disclosure about Market Risk ........   38
Item 8.  Financial Statements and Supplementary Data ......................   39
Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ........................   77

                                    PART III

         (Except for the information set forth under "Executive Officers of the Registrant" in Item I above, Part III is incorporated by reference from the Proxy Statement to be filed with the Security and Exchange Commission within 120 days of the end of the Registrant's fiscal year.)

Item 10. Directors and Executive Officers of the Registrant................   78

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................   79
Signatures.................................................................   80

                                     PART I

ITEM 1. BUSINESS

GENERAL

Footstar, Inc. (the "Company" or "Registrant") is a holding company, which directly or indirectly, through its wholly-owned subsidiaries, owns the capital stock of the subsidiaries that operate its discount and family footwear segment (Meldisco), athletic footwear and apparel segment (Footaction and Just For Feet) and its discontinued Thom McAn segment. The Company was organized in Delaware on March 21, 1996 and became a publicly traded company as part of the overall restructuring of Melville Corporation ("Melville"). As part of that restructuring plan, on October 12, 1996, Melville divested its ownership interest in the Company by means of a tax-free distribution to stockholders, of all of the outstanding shares of common stock of the Company.

The Company is principally a specialty retailer conducting business in the discount and family footwear segment through its Meldisco business, and in the branded athletic footwear and apparel segment, through its Footaction and Just For Feet businesses. The newly acquired J. Baker licensed footwear departments have been combined with and reported in the Meldisco segment. The assets of the two athletic footwear and apparel chains, Footaction and Just For Feet, are aggregated into the reporting segment called "athletic" for reporting purposes. The financial information concerning industry segments required by Item 101(b) of Regulation S-K is set forth on page 76 of this document within Item 8 Financial Statements and Supplementary Data for the year ended December 29, 2001.

In general, the retailing business is seasonal in nature, with peak sales periods during the Easter, back-to-school and Christmas selling periods. Competition is generally based upon such factors as price, style, quality and design of product, and location and design of stores.

THE DISCOUNT AND FAMILY FOOTWEAR BUSINESS: MELDISCO

Meldisco has operated licensed footwear departments in discount chains since 1961 and is the only major operator of licensed footwear departments in the United States today. As of December 29, 2001, Meldisco operated licensed footwear departments in 2,114 Kmart department stores, in 3,540 stores now operated under the name Rite Aid and in 1,111 stores whose footwear department licenses were acquired from J. Baker, of which Ames (402 stores) and Stein Mart (154 stores) are the two largest accounts. The Meldisco businesses are divided into three groups: Core, Budget and Better. The Core and Budget groups sell discount footwear and lower priced basic and seasonal footwear and include the Company's existing Kmart and Rite Aid businesses. The Better business, which sells branded and other higher-end footwear, provides the Company with an entry into the department and specialty store market. In its licensed footwear departments, Meldisco sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers. The majority of the shoes offered by Meldisco in its licensed footwear departments are private label brands, although Meldisco also sells some nationally branded merchandise at discounted prices.

Significant Relationship with Kmart

The footwear departments in Kmart account for a significant portion of Footstar's and Meldisco's sales volume, as noted below.

(dollars in millions)                       2001           2000           1999
                                            ----           ----           ----
Sales
  Footstar, Inc.                          $2,460.5       $2,237.1       $1,880.0
  Meldisco division of Footstar            1,444.1        1,310.1        1,236.7
  Kmart footwear departments               1,209.3        1,290.5        1,211.6

Kmart footwear sales as percentage of:
  Footstar, Inc.                               49%            58%            64%
  Meldisco division of Footstar                84%            99%            98%

Meldisco has pursued a strategy to increase its business outside of Kmart via the addition of several new licensors over the past 18 months. In February 2001, the division added 13 new licensors with 1,163 licensed footwear departments. In August 2001, it expanded its business in the Rite Aid stores to include its East Coast operations and, in January 2002, the Company announced new licensed department agreements with Federated Department Stores and Gordmans.

A significant portion of both Footstar's and Meldisco's operating profits are derived from the licensed operations within Kmart.

(dollars in millions)                                 2001      2000      1999
                                                      ----      ----      ----
Operating profit(1)
  Footstar, Inc.                                     $142.8    $171.4    $153.9
  Meldisco division of Footstar                       136.1     154.9     133.4
  Kmart footwear departments                          127.4     149.9     129.9

Kmart's 49% interest in footwear departments
  operating profit(1)                                  62.4      73.5      63.7

Operating profit(1) adjusted to exclude
  Kmart's 49% interest in footwear departments
  operating profit
  Footstar, Inc.                                       80.4      97.9      90.2
  Meldisco division of Footstar                        73.7      81.4      69.7
  Kmart footwear departments                           65.0      76.4      66.2

Operating profit(1) in Kmart footwear departments
  adjusted to exclude Kmart's 49% interest as % of:
Footstar Inc. operating profit(1) adjusted to
  exclude Kmart's 49% interest                          81%       78%       73%
Meldisco division of Footstar operating profit(1)
  adjusted to exclude Kmart's 49% interest(1)           88%       94%       95%

----------
(1)  before restructuring, asset impairment and other charges

The Company's arrangement with Kmart is governed by a Master License Agreement effective as of July 1, 1995 and amended as of March 25, 1996. The Master License Agreement provides the Company with the non-transferable, exclusive right and license to operate a footwear department in each applicable Kmart store. All license agreements relating to the Kmart licensed departments expire July 1, 2012. The Kmart Agreement is subject to certain performance standards that are primarily based upon sales volumes. The majority of the license fees in the Kmart arrangement are based on sales, with some additional payments based on profits. Footstar's Meldisco division owns the inventory in each of the stores and is responsible for staffing the departments. The Meldisco division has a 51% equity interest and Kmart has a 49% equity interest in all the subsidiaries that operate licensed departments in Kmart stores with the exception of 36 such subsidiaries in which the Company has a 100% equity interest (collectively the "Meldisco Subsidiaries").

The business relationship between Meldisco and Kmart is very significant to the Company, and the loss of Meldisco's Kmart operations would have a material adverse effect on the Company. The Kmart Agreement or any license agreement for a particular Kmart store may, by the terms of the agreement be terminated: (i) by Kmart with respect to any Kmart store with a footwear department that is to cease to operate and be open for business to the public; (ii) by Kmart or Meldisco with respect to any affected Kmart store, in the event that any footwear department premises becomes unfit for use and occupancy by reason of material damage or destruction, or as a result of condemnation; (iii) by Kmart or Meldisco if the other party shall fail to make any material payments when due or to deliver any material accounting reports as required by the Kmart Agreement, or in the event of a material breach of any covenant, representation or warranty of the other party, subject to the right of the party so charged to cure the breach or failure within a specified period; (iv) by the other party if Kmart or Meldisco shall fail to pay its debts when due or becomes subject to certain insolvency, bankruptcy or similar events; (v) at the option of the non-selling or non-transferring party, in the event of a sale or transfer of a majority of the outstanding shares of the other party to a single person or entity or an affiliated group under common control; or (vi) by Kmart in the event that the Meldisco Subsidiaries fail to achieve the performance standards outlined in the Kmart Agreement.

On January 22, 2002, Kmart filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with this reorganization, Kmart announced that it had secured a $2 billion senior secured debtor-in-possession ("DIP") financing to be used to supplement its existing cash flows to fund its proposed reorganization and continuing operations. Kmart stated that its decision to seek judicial reorganization was based on a combination of factors, including a rapid decline in its liquidity resulting from Kmart's sales and earnings performance in its fourth quarter ending January 2002, the weakening of the surety bond market and an erosion of supplier confidence.

As of March 15, 2002, each of Kmart's 2,114 stores are open and the licensed footwear operations within those Kmart stores are continuing to operate. In addition, at the commencement of the Kmart reorganization proceedings, Meldisco was approved by the bankruptcy court upon petition by Kmart as one of a group of customer service providers to Kmart. Because of Meldisco's status as an approved customer service provider, all amounts owed to Meldisco from the sales of products in the licensed footwear departments at Kmart stores, both before and after the bankruptcy filing date, have been paid to Meldisco in a timely manner.

Kmart announced that, during the restructuring process, vendors, suppliers and other business partners will be paid under normal terms for goods and services provided during the reorganization. As of December 29, 2001, accounts receivable due from Kmart totaled $37.9 million and was paid in full in January 2002. As of December 29, 2001, the minority interest and excess rent payments payable to Kmart amounted to approximately $44.8 million and approximately $26.3 million, respectively. These amounts will be paid during April 2002. (For further information regarding the Company's relationship with Kmart, see the "Business Risk" section and "Meldisco's Relationship with Kmart" in the notes to the Consolidated Financial Statements.)

On March 8, 2002, Kmart announced that it intends to close 284 under-performing stores. Kmart has requested the bankruptcy court to give final approval for the closing of these stores at a hearing on March 20, 2002. The Company currently operates licensed footwear departments within each of these stores and is in the process of finalizing plans to liquidate the related inventory. These 284 licensed departments generated $116.8 million of sales for fiscal year 2001 compared with $125.5 million for fiscal year 2000, or 4.7% and 5.6% of Footstar's total sales in the respective years. Total operating profits for 2001 from these 284 licensed departments were $9.3 million compared with $11.5 million in 2000, respectively. Footstar's operating profit from these 284 licensed departments, excluding restructuring charges, reduced by Kmart's 49% equity interest in such departments (51% of total operating profit) was approximately $4.7 million in 2001, and $5.9 million in 2000, or 5.8% and 6.0% of Footstar's operating profits in the respective years after excluding Kmart's equity interest. As of December 29, 2001, the Company has not recorded any reserve for the potential loss to be incurred in fiscal 2002 as a result of Kmart's 2002 reorganization actions, including store closures.

Kmart's store closing plans remain subject to bankruptcy court approval, which Kmart expects on or about March 20, 2002. The bankruptcy court may, at its discretion, recommend changes or revisions to the store closing list and, as such, the list is subject to change or revision until approved. In addition, Kmart has not completed its entire reorganization plan and could recommend further store closings as it progresses through its reorganization. Such store closings can be expected to negatively impact Footstar's future financial position and results of operations. The impact on Footstar and its future financial position and results of operations will be affected by the actual number of store closings, as well as other Kmart reorganization activities. Store closings, if significant, could also have an effect on the Company's ability to comply with certain financial covenants in its Credit Facility, as well as its ability to obtain similar financing arrangements in the future. The Company will continue to assess and review the impact of the specifics of Kmart's reorganization plan, as they are determined.

Meldisco--Merchandising

Meldisco's merchandising strategy focuses on solidifying and building upon its current industry position. The essence of this strategy is to satisfy Meldisco's core customer with high in-stock availability of its footwear products and a wide selection of well-known Company owned national brands, such as THOM MCAN and COBBIE CUDDLERS.

Meldisco also seeks to attract more affluent non-footwear shoppers into the footwear departments from other areas of the stores. To this end, Meldisco increasingly offers selected high-quality footwear licensed by well-known national brands at prices significantly lower than comparable merchandise sold by full-price retailers. These branded products are also intended to change customer perceptions of "sameness" among footwear retailers. Licensed brands currently available at Meldisco's operations include THOM MCAN, EVERLAST, ROUTE 66, TEXAS STEER, COBBIE CUDDLERS, FRANCO SARTO, NATURALIZER, AEROSOLES and HARVE BENARD. Meldisco conducts consumer research on an ongoing basis to gauge new opportunities for brand extensions and the viability of new brands for their fit in terms of price and positioning.

The Company's strategy is to leverage its expertise in branded product to expand and take advantage of new growth opportunities in discount, department and specialty stores.

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

Meldisco--Marketing

Meldisco believes that within the Core and Budget businesses the typical footwear shopper generally resembles the average softlines shopper, who is a 25 to 49 year-old mother with children, who is employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. Meldisco's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional footwear shoppers, as well as the growing customer base that includes African Americans and Hispanics, into the footwear department from the softlines and other areas of the store.

Meldisco's marketing strategy is designed to convey to prospective customers that Meldisco carries the right combination of product selection, quality and price to make Meldisco-operated licensed footwear departments their footwear destination of choice. Inside Kmart, this message is communicated primarily through weekly advertising in Kmart's newspaper insert. Meldisco currently pays Kmart a sales promotional fee, which Kmart applies toward its footwear advertisements in the Kmart weekly newspaper inserts, a publication with a weekly circulation of approximately 70 million. Meldisco's marketing strategy is to increase customer awareness of brands such as THOM MCAN, COBBIE CUDDLERS, TEXAS STEER and EVERLAST, while driving promotional sales.

Meldisco--Competitive Environment

The discount footwear industry, where the highest percentage of Meldisco's business is concentrated, is a highly competitive environment that has experienced significant consolidation. Competition within the discount segment is heavily concentrated among four retailers, including Meldisco, Payless ShoeSource, Inc., and two discount department stores, Wal-Mart and Target. These competitors have grown more rapidly and have substantially greater resources than the Company. The Company believes that it has been able to maintain its overall unit market share during this period of growth by its primary competitors due to the strength of Meldisco's brands, particularly THOM MCAN.

Footwear Assets of J. Baker, Inc.

Effective February 4, 2001, the Company completed the acquisition of the footwear assets and related license agreements of J. Baker, Inc. and its subsidiaries in a transaction accounted for as a purchase for $59.0 million. As of the date of the acquisition, the business operated 1,163 licensed footwear departments under 13 agreements with retail chains, including Ames, Roses, Stein Mart and Spiegel. Assets purchased included inventory, store fixtures, trademarks and license agreements. The license agreements have varying expiration dates with the earliest expiring July 30, 2002, and the latest July 31, 2009. Certain license agreements contain renewal rights by which the Company may extend the term of the agreement. Under these license agreements, the Company is subject to fees that are primarily sales volume-based, principally related to the leasing of the footwear departments and advertising. The chains collect the cash receipts relating to the sales of the Company's inventory and remit cash to the Company, less all such fees. The footwear departments are located in 43 states, with the heaviest concentration in the Northeast and Midwest regions. The businesses are operated under the Meldisco division, and are grouped into three types: Core, Budget and Better. The addition of the Core and Budget businesses, which sell discount footwear and lower-priced basic and seasonal footwear, is expected to allow the Company to further expand and diversify its operations in this growing sector of the footwear market. The purchase of the Better business, which sells branded and other higher-end footwear, provides entry into the department and specialty store market. The Company believes it can leverage its expertise with branded product and its highly-efficient, experienced global sourcing organization to take advantage of new growth opportunities.

New Licensing Agreements

On January 3, 2002 the Company and Federated Department Stores, Inc. announced that the Company's Meldisco division will begin operating licensed children's footwear departments in certain stores operated by the subsidiaries of Federated Department Stores, Inc. effective on or about July 1, 2002. The 46 children's shoe departments, currently operated by Stride Rite, will be redesigned with new self-service fixtures and will introduce Federated's private children's brand, GREENDOG, in a range of footwear styles from athletic to special occasion. Federated Department Stores, Inc., currently operates more than 450 stores in 34 states, Guam and Puerto Rico.

On January 9, 2002, the Company announced that its Meldisco division agreed to operate licensed footwear departments in all of Gordmans, Inc.'s current and future stores, effective July 2002. Gordmans currently operates 38 department stores, predominantly in the Midwest. The footwear departments will offer high quality branded footwear in an open stock self-serve environment.

BRANDED ATHLETIC FOOTWEAR AND APPAREL BUSINESS: ATHLETIC

Following the March 7, 2000 acquisition of certain assets of Just For Feet, Inc. and its subsidiaries, the results of Footaction and Just For Feet were combined and reported as a group called the athletic segment. The athletic segment consists of Company-owned retail outlets specializing in the sale of branded athletic footwear and apparel. Sales generated by the Just For Feet stores have been included in the comparable sales store base for the athletic segment beginning with sales for April 2001.

Due to the addition of Just For Feet and an improved Footaction business, fiscal year 2001 sales in the athletic segment grew 9.6% to $1,016.4 million with a comparable store sales increase of 2.0%. In 2001, operating profit before restructuring, asset impairment and other charges decreased 48.1% to $13.3 million.

The following table sets forth the approximate percentages of the athletic segment's net sales attributable to footwear, apparel and accessories:

           Approximate Percentages of the Athletic Segment's Net Sales

                                       2001             2000          1999
                                       ----             ----          ----

      Footwear                          84%              83%           83%
      Apparel                           11%              11%           12%
      Accessories                        5%               6%            5%
                                       ----             ----          ----
                                       100%             100%          100%
                                       ====             ====          ====

In fiscal 2001, the Company approved a repositioning plan (the "Plan"). The Plan covers costs related to asset impairments and lease terminations associated with the accelerated closing of under-performing stores in the athletic segment, asset impairments for additional athletic segment stores to be closed when their leases expire over the next several years, inventory write-downs due to a more aggressive approach to liquidate aged athletic inventory, inventory markdowns related to the stores to be closed and a reduction in the carrying value of the former Just For Feet headquarters building in Birmingham, Alabama, which was acquired as part of the Just For Feet asset purchase in March of 2000.

The Company expects that these strategic actions will increase the competitiveness of the athletic business and further strengthen the Company's platform for future growth. The Company further expects that the elimination of these under-performing stores will increase profitability, improve operating cash flows and allow management to concentrate on the most profitable areas of the business.

FOOTACTION

Footaction, which opened its first store in 1976, is a leading mall-based specialty retailer of branded athletic footwear, apparel and related accessories. Its primary customers are 12 to 24 year-old fashion-forward athletic and street fashion consumers for whom having the latest athletic and street fashion footwear and apparel is an important consideration. Footaction's secondary customers are the 25 to 49 year-old, and the 12 year-old and under consumers whose fashion tastes are still street-inspired. Footaction's stores are located predominantly in enclosed regional malls anchored by major department stores, which allows Footaction to take advantage of high target customer traffic. During 2001, the Company opened 3 new Footaction stores and closed 33 stores. As of December 29, 2001, Footaction operated 522 stores in 42 states and the Caribbean region.

The ability of Footaction to gain market share is dependent upon the fashionability of branded athletic footwear and apparel, as well as the demand for street fashion footwear and apparel. Keys to growth are Footaction's ability to purchase desirable and exclusive products, marketing programs and a unique store experience.

Footaction--Merchandising

Footaction seeks to be the first to offer the most current and innovative, as well as exclusive, "street-inspired" athletic footwear and apparel available to its target customer group. Footaction constantly monitors product trends to help identify styles, which are, or may become, popular. Footaction carries the leading athletic and sport fashion footwear and apparel brands, including NIKE, REEBOK, AND 1, ADIDAS, K-SWISS, NEW BALANCE, CONVERSE, FILA, SAUCONY and PLAYERS UNIVERSITY (proprietary brand). Footaction also offers street fashion footwear, apparel and accessories in the fast growing fashion brand segment featuring such brands as BRICK CITY (proprietary brand), DADA, ENYCE, FUBU, LUGZ, PHAT FARM, PLAYERS UNIVERSITY (proprietary brand), SEAN JEAN and TIMBERLAND.

Footaction also seeks to differentiate itself from other branded athletic footwear and apparel retailers by increasing consumer awareness and name recognition of Footaction and establishing in the minds of its target customer group the perception that Footaction is the first to offer the latest styles. Footaction seeks to be the leading retailer in "street-inspired" athletic style and performance. As part of this strategy, Footaction works with its vendors to design and develop product line exclusives (either unique designs or color variations), which represent over 50 percent of its footwear business.

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

Footaction--Marketing

Footaction's core customers are teens and young adults ages 12 to 24. Footaction's secondary customers, the 25 to 49 year-olds and the 12 year-olds and under, add a stable business base and multiple purchases for the urban family.

Footaction's marketing strategy is to build traffic, brand awareness and loyalty with its primary and secondary customers by increasing awareness of Footaction among individuals in the target customer group and by increasing the perception among these individuals that Footaction is the "1 SPOT(SM)" for the hottest "street-inspired" athletic style and performance.

Footaction's media advertisements typically feature both Footaction and branded product and may include music and sports celebrity endorsements. A portion of the cost of such advertising is offset by vendor co-operative advertising allowances. Footaction focuses its mass media advertising on core customers in the 12 to 24 year-old age group.

In-store visual merchandising programs are also an important part of Footaction's marketing effort. Footaction believes these initiatives create excitement at the store level and support the marketplace message that Footaction carries the latest products with the integration of apparel to enhance the shopping experience. Footaction enhances the presentation of new product with a "New Arrivals" tower for the latest lines and utilizes its 1 SPOT(SM) program to highlight products exclusively available at Footaction.

Another key component of Footaction's marketing strategy is its direct marketing effort aimed at increasing customer loyalty. Footaction has created a preferred customer program called the STARCLUB(SM), which is designed to build a marketing database that enables the chain to communicate directly with customers and gain more information about their buying habits. STARCLUB(SM) members receive individualized birthday greetings, selected vendor mailings and the FOOTACTION STAR magazine. As of the end of 2001, there were approximately 2 million active STARCLUB(SM) members (who have made a purchase within the last 12 months). The FOOTACTION STAR magazine is a magazine/catalog combination that is mailed to STARCLUB(SM) members during the year. It is an entertaining and informative marketing tool featuring the latest in athletic footwear and apparel along with product availability dates.

Footaction also offers the latest in athletic footwear and apparel for sale at its Web site www.footaction.com which serves as an important sales and marketing tool for the Company, particularly in markets where Footaction does not currently operate stores.

Footaction--Competitive Environment

Historically, the athletic footwear industry has been served by a variety of distribution channels, including mall-based specialty athletic footwear retailers, department stores, discount retailers, traditional shoe stores, sporting goods stores and retailers providing a dominant assortment of select lines of merchandise at competitive prices. Footaction competes in the brand-name segment of the athletic footwear market and faces competition primarily from other mall-based athletic footwear and sporting goods stores.

Within the mall-based specialty athletic footwear retail environment, Footaction's primary competitors are Foot Locker, The Finish Line and The Athlete's Foot. Foot Locker is the largest athletic footwear retailer, offering multiple formats, including Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs. Footaction believes that it differentiates itself from its competitors by offering exclusive leading sport fashion brands and products demanded by fashion-conscious, status-oriented consumers in an exciting shopping environment.

JUST FOR FEET

On March 7, 2000, the Company acquired from Just For Feet, Inc. and its subsidiaries, 79 Just For Feet superstores that had been operating under the protection of the U.S. Bankruptcy Court. The stores, which are primarily located in the southern half of the United States, offer a broad product selection of branded athletic footwear and apparel at competitive prices.

Just For Feet's core customer is represented by technical athletes and, most importantly, suburban families. Just For Feet is a leading operator of large-format superstores, specializing in brand-name athletic and outdoor footwear and apparel. Just For Feet, which began with a single mall-based store in 1977, opened its first superstore in 1988 and since that time has focused on developing and refining its superstore concept. The Company re-launched the chain in 2000 following the acquisition. During 2001 the Company opened three new stores and closed six stores. As of December 29, 2001, the Company operated 88 Just For Feet stores in 20 states.

Just For Feet - Merchandising

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

Just For Feet superstores carry approximately 1,500 to 1,800 styles of athletic and outdoor footwear, as compared to an estimated 200 to 700 styles typically offered by conventional mall-based athletic footwear retailers, department stores and sporting goods superstores. Just For Feet carries most of the leading athletic and outdoor footwear brands, including ADIDAS, AND 1, ASICS, CONVERSE, FILA, K-SWISS, NEW BALANCE, NIKE, REEBOK, ROCKPORT and TIMBERLAND. Just For Feet sells shoes for almost every sport and recreational activity, including running, basketball, cross-training, tennis, aerobics, hiking, golf, football, baseball, soccer, walking and wrestling.

The store layout permits customers to locate shoes by category (e.g., running, basketball, tennis). Shoes are presented on a three-wall display arranged by category which surrounds the fitting area at the back of the store. These displays, which emphasize current in-season products, are complemented by the "Zone," where Just For Feet regularly highlights special values on closeouts and other special-purchase merchandise and liquidates old or slow-moving inventory.

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

Just For Feet - Marketing

Just For Feet strives to create an exciting and high-energy shopping experience in its superstores through the use of bright colors, upbeat music, an enclosed "half-court" basketball court for use by customers, a multi-screen video bank and appearances by sports celebrities.

Just For Feet uses television and print advertising to generate customer store traffic. Print advertisements and promotional circulars often are published weekly in local newspapers. Just For Feet strives to make each new superstore opening a major retail event by widely advertising through local newspaper and television. The regular use of unique promotional events adds to the fun and excitement of shopping in the Just For Feet superstores.

Just For Feet - Competitive Environment

The retail athletic and outdoor footwear industry is highly competitive. Competition is primarily with sporting goods superstores such as Sports Authority, athletic footwear specialty stores such as Foot Locker, department stores such as Kohl's, discount stores, traditional shoe stores, traditional sporting goods stores, mass merchandisers and other athletic footwear retailers. Just For Feet believes, however, that it is the only significant superstore chain in the athletic and outdoor footwear industry. It believes that competition in the retail athletic footwear industry is based primarily on the number of styles of brand-name athletic and outdoor shoes offered, pricing and customer service, and that its superstore concept will allow it to carry and display a larger number of the more popular styles of athletic and outdoor footwear than its competitors.

Fashion Trends

The success of the Company depends in part on its ability to anticipate and respond to changing fashion and merchandise trends and consumer demands in a timely manner. Accordingly, any failure by the business segments buyers to identify and respond to emerging trends could adversely affect consumer acceptance of the merchandise, which in turn could adversely affect the Company's business.

Key Vendors

Product sourcing in the branded athletic footwear and apparel business is driven by relationships with athletic footwear and apparel vendors. In 2001, approximately 65% of the athletic segment's net sales were generated by merchandise purchased from Nike, Reebok, New Balance and Adidas with the most significant percentage attributable to Nike. The loss of the Company's relationship with certain key vendors could have a material adverse impact on the Company.

Foreign Purchasing

The Company's product sourcing and purchasing is conducted by the merchandising department of each of its segments. A significant percentage of Meldisco's products are sourced or manufactured offshore, with China accounting for approximately 94% of all sources. There are risks inherent in foreign sourcing and manufacturing and, although the Company has not historically experienced any material adverse effects from these risks, there can be no assurances that they will not have a material adverse effect in the future.

Trademarks and Service Marks

Footstar or its subsidiaries own all rights to the marks FOOTACTION, JUST FOR FEET, PLAYERS UNIVERSITY, THOM MCAN, COBBIE CUDDLERS and CARA MIA for use in connection with footwear and/or related products and services. The Company or its subsidiaries have registered or have common law rights to approximately 200 trademarks and/or service marks under which the Company markets private label merchandise or its services. The Company either has registered or is in the process of registering its trademarks and service marks in foreign countries in which it operates or may operate in the future. As necessary, the Company vigorously protects its trademarks and service marks both domestically and internationally.

Employees

As of December 29, 2001, the Company had approximately 21,098 employees including approximately 9,284 at Meldisco, 6,895 at Footaction and 3,969 at Just For Feet. Meldisco had approximately 4,035 full-time and 5,249 part-time employees, Footaction had approximately 1,554 full-time and 5,341 part-time employees and Just For Feet had approximately 1,151 full-time and 2,818 part-time employees.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the executive officers of the Registrant as of the fiscal year ended December 29, 2001.

J.M. Robinson, age 56, has been the Chairman, Chief Executive Officer and President of the Company since October 12, 1996. Mr. Robinson had been President and Chief Executive Officer of the Meldisco division of Melville since June 1988.

Stephen R. Wilson, age 55, has been the Executive Vice President and Chief Financial Officer of the Company since May 9, 2001. From 2000 to 2001, Mr. Wilson was Executive Vice President, Finance and Administration for Bridge Information Systems; from 1999 to 2000, he was Finance Director in the United Kingdom for Reckitt & Colman, plc; and from 1995 to 1998, Executive Vice President, Chief Financial Officer for The Reader's Digest Association.

Maureen Richards, age 45, has been the Senior Vice President, General Counsel and Corporate Secretary of the Company since May 2001. From October 1996 to May 2001, Ms. Richards was Vice President, General Counsel and Corporate Secretary of the Company. Prior to October 1996, Ms. Richards had been Vice President, Corporate Counsel and Assistant Secretary of Melville.

Mark G. Morrison, age 42, has been the Senior Vice President Human Resources of the Company since August 2001. From 1996 to 2001, Mr. Morrison was Vice President, Human Resources of Pepperidge Farm, Inc.

ITEM 2.  PROPERTIES

Footaction has a nationwide presence. As of December 29, 2001, it operated 522 stores in 42 states and the Caribbean. Footaction's prototype store design is a 4,000 square foot large store format. As of December 29, 2001, 413 of the Company's 522 Footaction stores were of the large store format and 109 were of the traditional (2,000 square foot) store format. Footaction stores are all leased with a typical lease term of 10 years. These leases call for minimum annual rent subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance and percentage rent based on the store's sales volume.

Just For Feet's stores range from 14,000 to 20,000 square feet. As of December 29, 2001 it operated 88 stores located predominantly in the southern half of the United States. All but three of Just For Feet's stores are leased with a typical lease term of 12 years; the remaining three stores are owned by the Company. The Company expects new stores to be smaller than the existing store base as the current store prototype is 14,100 square feet.

As of December 29, 2001, Meldisco operated licensed footwear departments in 6,765 stores. Collectively, these licensed departments are located in 43 states, Guam, and the Caribbean. 2,114 of the licensed departments operated at December 29, 2001 were located in Kmart discount department stores; 3,540 licensed departments were located in Rite Aid stores, and 1,111 were stores acquired from
J. Baker, of which 402 were in Ames and 154 were in Stein Mart.

Kmart and other retail host stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in Kmart stores range from 1,300 to 6,400 square feet.

On February 4, 2001 the Company acquired the footwear assets and related license agreements of J. Baker, Inc. The square footage of its footwear departments range from approximately 300 to 2,600 square feet.

As of August 2001, the Company's headquarters moved to 43,000 square feet of leased office space in West Nyack, New York. Meldisco's corporate offices are located in 160,000 square feet of office space in Mahwah, New Jersey. The Company's corporate tax department is located in 3,500 square feet of leased office space in Worcester, Massachusetts. Footaction's corporate offices are located in 59,000 square feet of leased office space in Irving, Texas. Just For Feet's corporate office is located in 30,000 square feet of leased office space in Mahwah, New Jersey. The Shared Service Center, which was opened in 1998, is located in 57,000 square feet of leased office space in Irving, Texas. Footstar currently operates out of two owned distribution facilities, located in Mira Loma, California and Gaffney, South Carolina with a total of 966,000 square feet. In addition, Footstar leases a 200,000 square foot facility in Morrow, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business, none of which, the Company believes, will have a material adverse effect on its financial position or results of operations.

During the third quarter of fiscal 2001, Ames, whose footwear department license was part of the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and named the Company as a general unsecured creditor with respect to a pre-petition receivable, which amounted to $9.2 million. As a debtor in a reorganization proceeding, Ames has the right to seek to reject or assume contracts with bankruptcy court approval. The Company believes, based upon all available information, that Ames will in all likelihood assume its agreement with the Company, which, under the bankruptcy code, will require Ames to pay the pre-petition amount due. As such, the Company believes that these amounts are recoverable and no allowance has been established. The Company continues to operate licensed footwear departments within Ames during this reorganization period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2001.

                                     PART II

ITEM 5. MARKET PRICES OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholder Rights Plan

On March 9, 1999, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. Under this plan, Preferred Stock Purchase "Rights" were distributed as a dividend to shareholders at the rate of one Right for each share of common stock outstanding. Initially, the Rights are not exercisable. Upon a "trigger event," each Right entitles its holder (other than the holder who caused the trigger event) to purchase at an "Exercise Price" of $100 the equivalent of that number of shares of common stock of the Company worth twice the Exercise Price.

The Rights will be exercisable only if a person or group that is not currently a 15% shareholder acquires beneficial ownership of 15% or more of the Company's common stock. The Rights will not be triggered by a "Qualifying Offer" that provides that all shareholders will receive the same fair consideration and is for all outstanding shares not owned by the offeror, among other things. In addition, stock repurchases by the Company do not constitute a trigger event under any circumstances. Shareholders who owned more than 15% of the stock at the time the plan was implemented or increase their ownership percentage as a result of the Company's share repurchases are "grandfathered" under this plan as long as they do not purchase additional shares.

The Board of Directors' purpose in establishing the Rights Plan was to protect all Company shareholders against abusive takeover techniques, such as acquisitions of control in the open market or by private transaction without payment of an appropriate control premium to all shareholders and unfairly low offers designed to seek to acquire an entity when market conditions may fail to adequately reflect the true values of the entity. However, unlike most other shareholder rights plans adopted by public companies, the Company's Shareholder Rights Plan has a "chewable" feature designed to recognize fair offers that meet certain objective standards designed to promote fairness to all shareholders. Thus, the Rights Plan is not triggered by a "Qualifying Offer."

A "Qualifying Offer" is an offer for all the outstanding Common Shares of the Company which generally meets the following requirements: (i) the consideration offered must be the same for all shareholders; (ii) to the extent the consideration includes cash, the Company receives an opinion from a nationally recognized investment bank designated by the Company that the offeror has the ability to finance the offer; (iii) upon consummation of the offer, the offeror must own a majority of the outstanding Common Shares of the Company; (iv) the per share consideration being offered is no less than the highest amount of consideration paid for any Common Shares purchased by the offeror within the two years prior to the offer; (v) the offer must remain open for at least 60 business days; (vi) the Company must receive an opinion from a nationally recognized investment bank designated by the Company stating that the offer price is fair to the Company's shareholders from a financial point of view; and
(vii) before the date the offer is commenced, the offeror must make an irrevocable written commitment to the Company that (a) following completion of the offer, the offeror will acquire all shares not purchased in the offer at the same price per share as that paid in the offer, (b) the offeror will not make any amendment to the terms of the offer that reduces the offer price, changes the form of consideration offered, reduces the number of shares sought, or otherwise is not in the interest of the Company's shareholders, and (c) the offeror will not make any offer for any equity securities of the Company for six months after the original offer is commenced if the original offer is not successful, unless an offer by another party is commenced either for a higher per share price or with the approval of the Board of Directors of the Company, in either of which case a new offer by the initial offeror must be at a per share price at least equal to that provided for in the alternative offer.

The Company will be entitled to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger event or expiration of the Rights.

Market Information - Unaudited

The Company's common stock is listed on the New York Stock Exchange under the trading symbol "FTS." As of December 29, 2001, the closing price of the Company's stock was $30.60. As of year-end 2001, there were 3,070 shareholders of record. Additional information concerning the 2001 and 2000 market prices of the Company's common stock is set forth in the following table:

                                              Stock Trading Price
                                ------------------------------------------------
                                        2001                        2000
--------------------------------------------------------------------------------
Quarter                          High          Low           High          Low
--------------------------------------------------------------------------------

First                           $49.56        $37.45        $29.50        $21.38
Second                           40.30         32.25         38.81         28.56
Third                            39.11         31.78         38.25         29.50
Fourth                           36.70         29.19         50.75         31.13

--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY
(dollars in millions)                           2001         2000        1999         1998        1997
-------------------------------------------------------------------------------------------------------
Statement of Operations Data
Net sales                                   $2,460.5     $2,237.1    $1,880.0     $1,829.1    $1,794.9
Cost of sales                                1,751.1      1,530.3     1,294.5      1,278.0     1,240.8
-------------------------------------------------------------------------------------------------------
Gross profit                                   709.4        706.8       585.5        551.1       554.1
Store operating, selling, general
    and administrative expenses                567.1        495.4       396.9        386.3       371.1
Depreciation and amortization                   45.3         40.0        34.7         33.5        33.5
Loss on investment                                --          3.0          --           --          --
Restructuring, asset impairment
    and other charges (reversals), net          61.0         (0.9)       (4.7)        26.7        15.7
-------------------------------------------------------------------------------------------------------
Operating profit(1)                             36.0        169.3       158.6        104.6       133.8
Interest expense (income), net                  15.3         10.2         2.3          0.6        (2.1)
(Benefit) provision for income taxes            (0.6)        47.3        48.3         32.4        41.3
Minority interests in net income                44.8         51.4        44.6         38.1        36.0
Earnings from discontinued
    operations,  net(2)                           --           --         2.4           --        21.4
-------------------------------------------------------------------------------------------------------
Net (loss) income                           $ (23.5)     $   60.4    $   65.8     $   33.5    $   80.0
-------------------------------------------------------------------------------------------------------
Balance Sheet Data
Current assets:
Cash and cash equivalents                   $   12.4     $   14.3    $   31.8     $   49.1    $  152.2
Inventories                                    368.5        360.6       271.3        280.2       284.5
Other                                          130.8         82.3        77.7        101.4        92.3
-------------------------------------------------------------------------------------------------------
Total current assets                           511.7        457.2       380.8        430.7       529.0
Property and equipment, net                    258.6        261.7       198.7        217.3       201.9
Other assets                                    95.7         54.8        32.7         37.4        40.1
-------------------------------------------------------------------------------------------------------
Total assets                                   866.0        773.7       612.2        685.4       771.0
-------------------------------------------------------------------------------------------------------
Current liabilities                            411.9        306.7       229.5        268.8       243.9
Other liabilities                               70.7         61.0        40.5         45.5        59.5
Minority interests in subsidiaries              75.7         81.6        74.3         67.8        65.1
-------------------------------------------------------------------------------------------------------
Total liabilities                              558.3        449.3       344.3        382.1       368.5
-------------------------------------------------------------------------------------------------------
Shareholders' equity                           307.7        324.4       267.9        303.3       402.5
-------------------------------------------------------------------------------------------------------
Total liabilities and equity                $  866.0     $  773.7    $  612.2     $  685.4    $  771.0
-------------------------------------------------------------------------------------------------------

----------
(1) Amounts in 2001, 2000, 1999 and 1998 reflect certain restructuring, asset impairment and other charges. Operating profit in 2001, 2000, 1999 and 1998 excluding the effect of these charges would have been $142.8 million, $171.4 million, $153.9 million and $139.0 million, respectively. See "Management's Discussion and Analysis."

(2) The Company recorded a pre-tax charge of $85.0 million in the first quarter of 1996 for the discontinuation of Thom McAn. The Company reversed $3.8 million ($2.4 million after taxes) and $34.0 million ($21.4 million after taxes) of this pre-tax charge in 1999 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains statements, which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report as well as the documents incorporated herein by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "outlook," "look forward," "estimate," "plans," "projects," "may," "will," "should," "anticipates," or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, future cash needs, improvements in infrastructure, and operating efficiencies and other future results of operation or financial position. The retail footwear and apparel business is highly competitive, and such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including the possible substantial impact on the Company's business of the bankruptcy proceedings commenced by Kmart Corporation (at which the Company currently has approximately 2,114 licensed footwear departments) and potential adverse developments in such proceedings including: failing to successfully reorganize the chain, any significant store closings effected by Kmart as part of such proceedings, rights of the debtor to seek rejection of agreements in such bankruptcy proceedings, and the impact of any other plans or activities effected by Kmart in such proceedings. Certain other risks and uncertainties include but are not limited to: uncertainties related to the integration of new businesses, the continued independence and financial health of the Company's other significant licensors and customers, consumer demand for footwear; unseasonable weather; risks associated with foreign global sourcing, the occurrence of catastrophic events or acts of terrorism, consumer acceptance of the Company's merchandise mix, retail locations, product availability; the effect of competitive products and pricing; and existing retail economic conditions, including the impact on consumer spending and consumer confidence from a slowing economy and the impact of a highly promotional retail environment. In such case, actual results may differ materially from such forward-looking statements. Certain other information that may cause actual results to differ from such forward-looking statements are contained in this and other Company filings with the Securities and Exchange Commission. In light of the uncertainty inherent in such forward-looking statements you should not consider the inclusion to be a representation that such forward-looking matters are achievable. The Company undertakes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

THE COMPANY

Footstar, Inc. became an independent company in 1996 after the Board of Directors of Melville Corporation ("Melville") approved the spin-off of its footwear segments. These businesses were: Meldisco, a leading operator of licensed footwear departments nationwide; Footaction, a mall-based branded athletic footwear and apparel chain; and Thom McAn, which has been reported as discontinued operations since 1996. In March 2000, the Company acquired certain assets of Just For Feet, Inc., a leading national operator of off-mall, large format (over 10,000 sq. ft.), athletic footwear and apparel stores. The assets of the two athletic footwear and apparel chains, Footaction and Just For Feet, have been aggregated into the reporting segment called "athletic" for reporting purposes. On February 4, 2001, the Company completed the acquisition of the footwear assets of J. Baker, Inc. and its subsidiaries ("J. Baker"), which currently operates licensed footwear departments under 11 agreements with retail chains, including Ames, Roses, Stein Mart and Spiegel. The newly acquired J. Baker licensed footwear departments have been combined and reported with the Meldisco segment.

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto that appear elsewhere in this document.

Significant Relationship with Kmart

Footstar has a significant business relationship with Kmart. Footstar operates the licensed footwear departments in every Kmart store through Meldisco subsidiaries, in which Kmart owns a 49 percent equity interest. These Meldisco subsidiaries own the inventory and are responsible for staffing the footwear departments. Meldisco has operated licensed footwear departments in Kmart stores since 1961. The licensed footwear departments in Kmart have historically provided a significant portion of Footstar's total sales and profits as shown in the table below:

(dollars in millions)                                 2001       2000       1999
--------------------------------------------------------------------------------
Total Footstar sales                              $2,460.5   $2,237.1   $1,880.0
    Kmart footwear department sales                1,209.3    1,290.5    1,211.6
    Percentage of total Footstar sales                 49%        58%        64%

Operating profit(1)
  Footstar, Inc.                                    $142.8     $171.4     $153.9
  Meldisco division of Footstar                      136.1      154.9      133.4
  Kmart footwear departments                         127.4      149.9      129.9

Kmart's 49% interest in footwear departments
  operating profit(1)                                 62.4       73.5       63.7

Operating profit(1) adjusted to exclude
  Kmart's 49% interest in footwear departments
    operating profit
  Footstar, Inc.                                      80.4       97.9       90.2
  Meldisco division of Footstar                       73.7       81.4       69.7
  Kmart footwear departments                          65.0       76.4       66.2

Operating profit(1) in Kmart footwear departments
  adjusted to exclude Kmart's 49% interest as % of:
Footstar Inc. operating profit(1) adjusted to
  exclude Kmart's 49% interest                         81%        78%        73%
Meldisco division of Footstar operating profit(1)
  adjusted to exclude Kmart's 49% interest(1)          88%        94%        95%
----------
(1)  before restructuring, asset impairment and other charges

The Company's arrangement with Kmart is governed by a Master License Agreement effective as of July 1, 1995, and amended as of March 25, 1996. The Master License Agreement provides the Company with the non-transferable exclusive right and license to operate a footwear department in each applicable Kmart store. The initial term of the Master License Agreement expires on July 1, 2012, and is renewable, thereafter for 15 year terms upon mutual agreement, unless terminated earlier as provided in the Master License Agreement.

Under the agreement with Kmart, Meldisco subsidiaries retain title to the inventory in each licensed footwear department up until the time the product is sold. Kmart collects the proceeds of each sale and, on a weekly basis, Kmart remits the proceeds of the sales to Meldisco less applicable deductions and fees. Annually, each Meldisco subsidiary operating a licensed Kmart footwear department distributes to Kmart a dividend equal to Kmart's equity percentage share of the prior year retained earnings of that Meldisco subsidiary.

On January 22, 2002, Kmart filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart also announced that it had secured a $2 billion senior secured debtor-in-possession ("DIP") financing to be used to supplement its existing cash flows to fund its proposed reorganization and continuing operations. Kmart stated that its decision to seek judicial reorganization was based on a combination of factors, including a rapid decline in its liquidity resulting from Kmart's sales and earnings performance in its fourth quarter ending January 2002, the weakening of the surety bond market and an erosion of supplier confidence.

As of March 15, 2002, each of Kmart's 2,114 stores is open and the licensed footwear operations within those Kmart stores are continuing to operate. In addition, at the commencement of the Kmart reorganization proceedings, Meldisco was approved by the bankruptcy court upon petition by Kmart as one of a group of customer service providers to Kmart. Because of Meldisco's status as an approved customer service provider, all amounts owed to Meldisco from the sales of products in the licensed footwear departments at Kmart stores, both before and after the bankruptcy filing date, have been paid to Meldisco in a timely manner through March 15, 2002.

On March 8, 2002, Kmart announced that it intends to close 284 under-performing stores. Kmart has requested the bankruptcy court to give final approval for the closing of these stores at a hearing on March 20, 2002. The Company currently operates licensed footwear departments within each of these stores and is in the process of finalizing plans to liquidate the related inventory. These 284 licensed departments generated $116.8 million of sales for fiscal year 2001 compared with $125.5 million for fiscal year 2000, or 4.7% and 5.6% of Footstar's total sales in the respective years. Total operating profits for 2001 from these 284 licensed departments were $9.3 million compared with $11.5 million in 2000, respectively. Footstar's operating profit, from these 284 licensed departments excluding restructuring charges, reduced by Kmart's 49% equity interest in such departments (51% of total operating profit) was approximately $4.7 million in 2001, and $5.9 million in 2000, or 5.8% and 6.0% of Footstar's operating profits in the respective years after excluding such equity interest. The Company has already begun to reduce inventories in anticipation of these closings and has begun the implementation of various plans to adjust its overhead structure. As of December 29, 2001, the Company has not recorded any reserve for the potential loss to be incurred in fiscal 2002 as a result of Kmart's 2002 reorganization actions, including store closures.

Kmart's store closing plans remain subject to bankruptcy court approval, which Kmart expects on or about March 20, 2002. The bankruptcy court may, at its discretion, recommend changes or revisions to the store closing list and, as such, the list is subject to change or revision until approved. In addition, Kmart has not completed their entire reorganization plan and could recommend further store closings as they progress through their reorganization. Such store closings by Kmart can be expected to negatively impact Footstar's future financial position, results of operations and cash flows. The relative impact on Footstar and its future financial position, results of operations and cash flows would be affected by the actual number of additional store closings, as well as other Kmart reorganization activities. The Company will continue to assess and review the impact of the specifics of Kmart's reorganization plan including store closings, as they are determined.

The average Kmart licensed department sales, average operating profits (including Kmart's equity interest), and average inventories per Kmart licensed shoe department are shown below:

(dollars in thousands)                           2001         2000          1999
--------------------------------------------------------------------------------

Kmart footwear sales                       $1,209,296   $1,290,520    $1,211,644
Year-end Kmart locations                        2,114        2,106         2,177

Average sales per licensed department            $572         $613          $557

Average licensed department operating
  profit including Kmart's equity
  interest                                        $60          $71           $60

Year-end average inventory per licensed
  department                                      $67          $72           $89

Footstar believes that a financially healthier and more competitive Kmart would benefit Footstar over the long term. There can be no assurance, however, that Kmart's reorganization proceedings will be successfully completed. Such reorganization by Kmart is subject to significant risks and uncertainty, including, but not limited to, the ability of Kmart to continue as a going concern, the ability of Kmart to operate pursuant to the terms of its DIP financing, the ability of Kmart to develop and have confirmed and consummated a successful reorganization plan, the ability of Kmart to obtain trade credit, timely and adequate shipments and acceptable payment terms from vendors and service providers, risks associated with reduced liquidity or poor results of operations, and the ability of Kmart to fund and execute a successful business plan and to retain and attract customers. The occurrence or realization of any one or more of such risks or uncertainties could materially adversely affect Footstar and its future financial position and results of operations. In addition, as a debtor in a reorganization proceeding, Kmart also has the right to seek to reject or assume contracts with bankruptcy court approval. Contracts covered under this right would include its licensed footwear agreement with Footstar's Meldisco division. Footstar believes that its license footwear agreement with Kmart has been beneficial to both Footstar and Kmart, and as a result believes that it is likely that Kmart will seek to assume the agreement.

Fiscal Year 2001

On February 4, 2001, the Company completed the acquisition of the footwear assets of J. Baker in a transaction accounted for as a purchase, for $59.0 million. Through the acquisition, the Company currently operates licensed footwear departments under 11 agreements with retail chains, including Ames, Roses, Stein Mart and Spiegel. Assets purchased included inventory, store fixtures, intellectual property and license agreements.

During 2001, the Company recorded net restructuring, asset impairment and other charges totaling $106.8 million ($70.3 million after taxes) relating primarily to store exit costs, inventory write-downs and asset impairments associated with accelerating the closing of under-performing stores in the athletic and Meldisco segments.

The restructuring, asset impairment and other charges totaling $106.8 million covered costs related to asset impairments and lease terminations associated with the accelerated closing of up to 60 (55 Footaction and 5 Just For Feet) under-performing stores in the athletic segment, asset impairments for additional athletic segment stores to be closed when their leases expire over the next several years, inventory write-downs due to a more aggressive approach to liquidate aged athletic inventory, inventory markdowns related both to the stores to be closed in the athletic segment and to the closure of 101 Ames stores announced in the third and fourth quarters, severance costs, certain costs to exit non-strategic landlord relationships acquired in the J. Baker acquisition, a reduction in the carrying value of the former Just For Feet headquarters building in Birmingham, Alabama, which was acquired as part of the Just For Feet asset purchase in March 2000, net of a non-recurring charge reversal in the athletic segment totaling $3.5 million. The reversal consisted of a portion of the 1998 restructuring charge and a reversal of a portion of the original amount recorded for the 2001 restructuring charge as a result of changes in the value of certain assets held for sale.

The Company expects that these strategic actions will increase the competitiveness of the athletic business and further strengthen the Company's platform for future growth. The Company expects that the elimination of these under-performing stores will increase profitability, improve operating cash flows and allow management to concentrate on the most profitable areas of the business.

The Company has been taking steps to expand its licensed footwear business by leveraging its expertise as the largest licensed footwear operator in the U.S. In January 2002, the Company announced an agreement with certain subsidiaries of Federated Department Stores, Inc. to operate children's licensed footwear departments in their stores. The Company further announced in January 2002, an agreement with Gordmans, Inc. to operate licensed footwear departments in their stores. In addition, in August 2001, the Company expanded its licensed business in Rite Aid stores.

Fiscal Year 2000

In 2000, the Company completed its acquisition of certain assets of Just For Feet, Inc. The total cash consideration paid was $64.2 million. The Company acquired 3 Just For Feet superstores, 76 Just For Feet superstore leases, 23 specialty store leases, the former Just For Feet headquarters, the Just For Feet name and its Internet business.

In November 2000, the Company announced it entered into an agreement to acquire the footwear assets and related license agreements of J. Baker, Inc..

Also in 2000 the Company purchased the Meldisco headquarters building located in Mahwah, New Jersey.

In the third quarter 2000, the Company reversed $0.9 million ($0.5 million after taxes) of the 1998 restructuring charge relating to lease obligations of Footaction closed stores.

The Company continued its share repurchase program in 2000 by buying back 707,900 shares at an average price per share of $28.11, for an aggregate purchase amount of $19.9 million.

Fiscal Year 1999

In 1999, the Company recorded a net reversal of charges of $4.7 million consisting of reversals of restructuring charges totaling $12.8 million, partially offset by an asset impairment charge of $8.1 million. During the year, the Company successfully negotiated with landlords for the early termination of certain store leases attributable to the 1998 closed store restructuring charge, which allowed the Company to reverse $9.9 million of the original reserve. Also in 1999, the Company completed the 1997 warehouse and service center consolidation plan, reversing $2.9 million of restructuring costs previously reserved.

During 1999, the Company recorded an $8.1 million asset impairment charge in accordance with SFAS No. 121. This impairment charge related entirely to under-performing Footaction stores in a difficult athletic retail environment. The charge included the impairment of fixed assets and goodwill.

The Company also recorded in December 1999 a reversal of $3.8 million of a reserve balance recorded as a result of the discontinuance of the Thom McAn chain in 1996.

The Company continued its share repurchase program in 1999 by buying back 3,441,475 shares at an average price per share of $30.38, for an aggregate purchase amount of $104.6 million.

RESULTS OF OPERATIONS

Net Sales                                             Fiscal Year Ended
                                       -----------------------------------------
(dollars in millions)                        2001           2000          1999
--------------------------------------------------------------------------------

Company:
Net sales                                $2,460.5       $2,237.1      $1,880.0
Net sales % change from
  prior year                                 10.0%          19.0%          2.8%
Same store sales % change                    (2.2%)          4.1%          1.4%

Meldisco:
Net sales                                $1,444.1       $1,310.1      $1,236.7
Net sales % change from
  prior year                                 10.2%           5.9%          5.3%
Same store sales % change(2)                 (5.2%)          5.4%          4.0%
% of combined net sales                      58.7%          58.6%         65.8%

Athletic:
Net sales                                $1,016.4         $927.0        $643.3
Net sales % change from
  prior year                                  9.6%          44.1%         (1.7%)
Same store sales % change (1)                 2.0%           1.6%         (3.4%)
% of combined net sales                      41.3%          41.4%         34.2%

--------------------------------------------------------------------------------
(1) The Footaction and Just For Feet divisions are aggregated into the athletic segment. Just For Feet entered the comparable store sales base in April 2001.
(2) The newly acquired J. Baker licensed footwear departments have been combined with and reported in the Meldisco segment. Same store sales do not include J. Baker sales since the acquired stores have not been operated by the Company for twelve months. J. Baker will enter the comparable store sales base in March 2002.

In fiscal year 2001, the Company's consolidated net sales increased 10.0 percent or $223.4 million over 2000. Meldisco's total sales increased 10.2 percent on a comparable store sales decline of 5.2 percent. Total sales increased due to the addition of the J. Baker businesses. Sales of Footstar's brands, especially THOM MCAN and COBBIE CUDDLERS, continued to perform well. Comparable store sales decreased as a result of lower than anticipated sales of winter related product as a result of abnormally warm weather, the reduction in circular advertising by Kmart during the fourth quarter of 2001, and the unseasonable weather in the first quarter of 2001 compared to 2000.

For the fiscal year 2001, Meldisco's Kmart operations accounted for 49.1 percent and 83.7 percent of the net sales of the Company and Meldisco, respectively. For the fiscal year 2001, sales at the footwear departments operated in Kmart stores were $1,209.3 million compared with $1,290.5 million in fiscal year 2000. Total operating profit for 2001 from the Kmart departments was $127.4 million, compared with $149.9 million in 2000. As of December 29, 2001, Meldisco operated in 2,114 Kmart stores.

The athletic segment's total sales increased 9.6 percent during 2001 due to the addition of Just For Feet. Comparable store sales increased 2.0 percent for the athletic segment due to strong sales of basketball product at Footaction and a strong back-to-school season at both Footaction and Just For Feet. During 2001, Footaction opened 3 stores and closed 33 stores, of which 4 were part of the restructuring charge recorded in the third quarter of 2001. Just For Feet opened 3 stores and closed 6 stores, of which 5 were part of the 2001 restructuring charge.

The Company's consolidated net sales for fiscal 2000 increased 19.0 percent or $357.1 million over 1999. Meldisco's total sales increased 5.9 percent on a comparable store sales increase of 5.4 percent. Meldisco successfully leveraged its brands especially THOM MCAN whose sales increased 50 percent over the previous year.

For the fiscal year 2000, Meldisco's Kmart operations accounted for 57.7 percent and 98.5 percent of the net sales of the Company and Meldisco, respectively. During July 2000, Kmart announced 72 store closings. All stores were closed during 2000 with minimal impact to Meldisco as the stores closed were below average performers. As of December 30, 2000, Meldisco operated in 2,106 Kmart stores.

In fiscal 2000, the athletic segment had a 44.1 percent sales growth with a 1.6 percent comparable store sales increase. The March 7, 2000 acquisition of certain Just For Feet assets drove the total sales increase, along with a second half turnaround in the Footaction business, led by strong sales of basketball product, and a stabilization of the apparel business. During 2000, Footaction opened 31 stores and closed 23 stores. The Company acquired 3 Just For Feet superstores, 76 Just For Feet superstore leases, 23 specialty store leases, the former Just For Feet headquarters, the Just For Feet name and its Internet business.

COSTS AND EXPENSES
                                                       Fiscal Year Ended
                                                --------------------------------
($ in millions, % are percent of net sales)         2001        2000        1999
--------------------------------------------------------------------------------

Sales                                           $2,460.5    $2,237.1    $1,880.0

Cost of sales                                      69.3%       68.4%       68.9%
Cost of sales - restructuring                       1.9%          --          --
                                                --------    --------    --------
    Total cost of sales                            71.2%       68.4%       68.9%

Gross margin                                       28.8%       31.6%       31.1%

Store operating, selling, general
  and administrative expenses                      23.0%       22.1%       21.1%

Depreciation and amortization                       1.8%        1.8%        1.8%

COST OF SALES

Cost of sales for fiscal 2001, as a percent of net sales, increased from the prior year mainly due to inventory write-downs in the athletic segment associated with the closing of under-performing stores, write-downs associated with a more aggressive approach to liquidate aged inventory in the athletic segment and inventory write-downs in the Meldisco segment as a result of the closing of under-performing Ames stores in connection with the Ames bankruptcy reorganization plan. Lower gross margins in the athletic segment due to a highly promotional mall-based environment and lower gross margin rates at Meldisco's newly acquired businesses also contributed to the cost of sales increase.

In fiscal 2000, consolidated cost of sales decreased 50 basis points, as a percent of net sales, compared to 1999. Both business segments experienced lower markdowns as a percent to sales. This is a reflection of the Company's emphasis on improved pipeline management, which led to more productive inventory management.

STORE OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Store operating, selling, general and administrative expenses ("SG&A") for fiscal 2001 rose 90 basis points, over 2000 due to increases in SG&A at both segments. Meldisco's SG&A rate increased due to the addition of the J. Baker businesses, one-time J. Baker transition-related costs and Meldisco's inability to reduce selling expenses to match sales shortfalls. The Company has been unable to leverage expenses in the J. Baker businesses as much as it would like, due to minimum staffing requirements associated with certain retail chains in which the Company operates. SG&A expenses in the athletic segment were higher than last year as a result of additional sales promotion expenses at Just For Feet during the first quarter of 2001 and increased operating expenses associated with the inventory liquidations at closing Footaction stores.

The SG&A expense rate for fiscal 2000 rose 100 basis points over 1999 due to the acquisition of Just For Feet. The athletic segment, as a result of the acquisition, incurred one-time start up expenses and was unable to leverage fixed costs in the new Just For Feet business while sales volume was being recovered. Meldisco, on the other hand, slightly reduced its expense rate, leveraging its increased sales.

Of the 190 basis point increase in store operating, selling, general and administrative expenses in 2001 over 1999, increased advertising represents 60 basis points of the increase, with selling and other store expenses accounting for the balance of the difference (130 basis points). These increases were primarily driven by increased promotional activities associated with the re-launch of Just For Feet and higher selling costs associated with J. Baker landlords.

OPERATING PROFIT
                                                         Fiscal Year Ended
                                                    ----------------------------
(dollars in millions)                                 2001      2000       1999
--------------------------------------------------------------------------------
Operating Profit (Loss)
Meldisco (1), (3)                                   $136.1    $154.9     $133.4
Athletic (1), (2)                                     13.3      25.6       29.0
General corporate expenses (1)                        (6.6)     (9.1)      (8.5)
Loss on investment                                      --      (3.0)        --
Restructuring and asset
  impairment (charge) reversal, net                (106.8)       0.9        4.7
--------------------------------------------------------------------------------

Operating profit                                     $36.0    $169.3     $158.6

--------------------------------------------------------------------------------

Operating profit as a % of net sales                   1.5%      7.6%       8.4%

--------------------------------------------------------------------------------
(1)   Calculated before restructuring and other charges.
(2) Footaction and Just For Feet divisions are reported as a group called athletic segment.
(3) The newly acquired J. Baker licensed footwear departments have been combined with and reported in the Meldisco segment.
--------------------------------------------------------------------------------

Although sales increased by 10% in fiscal 2001, operating profit as a percent of net sales decreased significantly versus 2000 due to restructuring charges relating primarily to asset impairments, inventory write-downs and store exit costs associated with the closing of under-performing stores in the athletic and Meldisco segments. Excluding these charges, operating profit would have been $142.8 million or 5.8% of net sales for the year compared with $171.4 million or 7.7% of net sales in 2000. Contributing to this decline were lower margins at the athletic segment as a result of increased markdowns and lower margins at the Meldisco segment due to the acquired J. Baker businesses, which operate at a lower margin than the Kmart business. Additionally, operating profit declined due to acquisition-related expenses at Meldisco, the effect of the February 2001 product recall of an exclusive Nike running shoe at Footaction (NIKE Trunner) and significant apparel markdowns at Just For Feet in the first quarter of 2001.

In fiscal 2000, operating profit increased by 6.7 percent while operating margin decreased compared to the preceding year. Operating profits increased due to improved gross margin performance at Meldisco. Athletic operating profit and margins were negatively affected by the acquisition of Just For Feet.

The Company had invested $3 million in HoopsTV.com in December 1999. As a consequence of several events in February 2001, including the withdrawal of support from a major media partner and multiple potential investors, the Company determined that its investment was unrecoverable. This was disclosed as a subsequent event in fiscal 2000. The impact of this non-cash charge, which is shown as a loss on investment in the Consolidated Statement of Operations, reduced the Company's fiscal 2000 operating income by $3.0 million. The after tax impact of this non-cash charge was $2.0 million or $0.09 per share (diluted) and $0.10 per share (basic).

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to the valuation of inventory and the impairment of long-lived assets. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may ultimately differ from these estimates. The Company applies the following critical accounting policies in the preparation of its consolidated financial statements.

Valuation of Inventory

Inventories are valued using the lower of cost or market value, determined by the reversed mark-up or retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Consequently, future events such as store closings and liquidations could result in an increase in the level of markdowns, which could result in lower inventory values and increases to cost of sales in future periods. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("Statement") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of, which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. The estimation of fair value is measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. Actual results may ultimately differ from these estimates and as a result the fair values may be adjusted in the future. Upon implementation of Statement No. 142, Goodwill and Other Intangible

Assets, on December 30, 2001, the Company will use the fair value method to assess its goodwill on an annual basis, and the discounted cash flows method will continue to be used for long-lived assets.

Store Exit Costs

The Company makes certain estimates or assumptions in determining store exit costs, in connection with its restructuring plans. These exit costs which are principally for future lease payments, offset by sublease activity and lease buyouts are estimated using historical experience for such items. On average, the remaining lease term for stores to be exited was approximately 5 years at the time of establishment of the restructuring reserve. Given the extended payment terms of these leases, the actual settlement of these store exit costs may ultimately differ from these estimates and may result in additional costs in the future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activity. Statement No. 133, as amended by Statement No. 137 and Statement No. 138, is effective for fiscal year 2001. This Statement was not applicable to the Company in fiscal 2001 since the Company was not involved in derivative financial instruments. However, as described in the "Subsequent Events" note, this Statement will be applicable in fiscal 2002. Statement No. 133 requires that all derivative financial instruments be recorded in the Consolidated Balance Sheet at their fair values. Changes in fair values of derivatives will be recorded each period in earnings or other comprehensive income (loss), depending on the type of hedging designation, if any. The application of Statement No. 133 in January 2002 did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121.

The Company adopted the provisions of Statement No. 141 as of July 2001, except with regard to business combinations initiated prior to July 1, 2001, and adopted Statement No. 142 effective the first day of fiscal 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in the manner permitted prior to the adoption of Statement No. 142 and through December 29, 2001.

As of December 29, 2001, the Company has unamortized goodwill in the amount of $42.4 million and unamortized identifiable intangible assets in the amount of $17.6 million, both of which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $2.3 million, $0.7 million and $0.8 million for the years ended December

29, 2001, December 30, 2000 and January 1, 2000, respectively. Effective the first day of fiscal 2002, the Company ceased the amortization of all unamortized goodwill and ceased the amortization of $9.9 million of an unamortized intangible asset, which has an indefinite useful life.

Amortization expense related to the intangible asset with an indefinite useful life was $0.5 million, $0.1 million and $0 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

On October 3, 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, while retaining many of the fundamental provisions covered by that statement. Statement No. 144 differs fundamentally from Statement No. 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of Statement No. 144. Additionally, Statement No. 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion ("APB Opinion") No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect Statement No. 144 to materially impact the Company.

LIQUIDITY AND CAPITAL RESOURCES

On May 25, 2000, the Company entered into a 3-year, $325 million senior unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks led by Fleet National Bank to support general corporate borrowing requirements. As of December 29, 2001, there was $146.9 million outstanding under the Credit Facility which is classified as long-term debt. Interest on all borrowings and a facility fee based on the aggregate commitments are determined based upon several alternative market rates available under the Credit Facility. At December 29, 2001, the weighted average interest rate on the outstanding balance was 3.6 percent. Up-front fees paid under this agreement are amortized over the life of the facility on a straight-line basis. Interest expense on the Consolidated Statement of Operations is shown netted against interest income of $1.6 million, $1.4 million and $1.3 million in 2001, 2000 and 1999, respectively.

The Credit Facility contains various obligations, covenants, representations and warranties to which the Company is subject, including certain financial covenants and certain representations and warranties. The Credit Facility includes, among other things, a so-called leverage (debt-to-EBITDA) financial ratio covenant and an interest coverage (EBITDAR-to-interest plus rent expense) financial ratio covenant. The Company's performance against the leverage ratio affects the cost of the Credit Facility to the Company. The Credit Facility also includes certain representations and warranties that there are no material adverse effects on the Company's business, operations, financial condition, or certain projected financial results or financial condition and that the Kmart master agreement and underlying agreements are in full force and effect and not in default. A failure by the Company to satisfy any of the covenants, representations or warranties under the Credit Facility would result in default or other adverse impact under the Credit Facility.

As of December 29, 2001, the Company was in compliance with all covenants. The Credit Facility may be prepaid or retired by the Company without penalty prior to the maturity date of May 25, 2003.

The Company's principal sources of liquidity used in funding its short-term operations are its operating cash flows and its Credit Facility, which is used to support general corporate borrowing requirements. Kmart store closings may have a negative effect on the Company's cash flows from operations and may affect the ability of the Company to satisfy the covenants under the Credit Facility. However, store closings will also reduce the Company's total working capital requirements as Footstar's Meldisco division owns the related inventory and has a receivable balance for sales receipts from each Kmart licensed footwear department. The effect, if any, on the Company's Credit Facility and its ability to comply with these and other financial covenants as well as its ability to obtain a similar or other facilities in the future will continue to be assessed and reviewed as the specifics of Kmart's expected store closings and other reorganization activities are determined.

Footstar incurred net interest expense of $15.3 million in 2001, compared to $10.2 million and $2.3 million in 2000 and 1999, respectively. The increase was the result of borrowings due to the acquisition of certain assets of J. Baker.

Net cash provided by operating activities totaled $100.8 million in 2001, compared with net cash provided by operating activities which totaled $67.0 million and $151.1 million for 2000 and 1999, respectively. During the year ended December 29, 2001, net cash requirements for operations, the J. Baker acquisition, capital additions and dividends to Kmart were funded from cash, cash flow from operations and the Company's Credit Facility.

                                                           Fiscal Year Ended
                                                       -------------------------
(dollars in millions)                                    2001     2000      1999
--------------------------------------------------------------------------------

Cash flows provided by operating activities(1)         $100.8    $67.0    $151.1
Working capital                                         246.7    150.5     151.3
Current ratio                                           1.93x    1.49x     1.66x
Capital expenditures                                     68.6     41.2      23.1

--------------------------------------------------------------------------------
(1) Cash flows from operating activities are stated before cash outlays for minority interest of $51.2 million, $44.4 million and $38.1 million for the fiscal years 2001, 2000 and 1999, respectively.

As of December 29, 2001, there was $146.9 million outstanding under the Credit Facility and $12.4 million in cash and cash equivalents. The Company spent $59.0 million for the acquisition of the assets of J. Baker. The Company's 2001 year-end working capital and current ratio increased from 2000 as a result of the classification of the Company's outstanding balance under its Credit Facility as long-term debt in fiscal 2001 and as a current liability in fiscal 2000, partially offest by higher accounts payable balances which are related to the improved inventory aging in the athletic segment and higher accrued expenses (largely restructuring charges and store exit costs). The amount outstanding under the Company's Credit Facility is higher than in 2000 due to increased borrowings to support the acquisition of the J. Baker footwear operations.

The Company leases various properties, primarily in connection with its athletic segment. The vast majority of these are operating leases and as such are not included in the assets or liabilities of the Company. As of December 29, 2001, the future minimum rental payments under these operating leases, excluding the lease obligations for closed stores, which are reflected as liabilities of the Company, amounted to approximately $713.7 million (the net present value of which is $478.3 million using a 10 percent discount rate), and are expected to be paid over the respective lease periods, which generally ranges from 5 to 15 years.

Following is a summary of the Company's significant contractual obligations:


                                                Payments Due By Period
Contractual Obligations     Total    Less than 1 Year    1-3 Years    4-5 Years    After 5 Years
------------------------------------------------------------------------------------------------

Long-term debt             $146.9           $ --           $146.9       $ --            $ --
Mortgage payable              8.6            0.7              1.7        2.0             4.2
Operating leases            713.7          105.7            186.0      156.0           266.0
Capital leases                4.8            1.2              1.6        0.8             1.2
------------------------------------------------------------------------------------------------

        Total              $874.0         $107.6           $336.2     $158.8          $271.4
------------------------------------------------------------------------------------------------

Included within the 2001 Restructuring and other non-recurring charges, the Company established a reserve of $28.2 million within the athletic segment and $0.9 million within the Meldisco segment for store exit costs, which are anticipated to be paid in cash. These store exit costs are principally for future lease payments offset by anticipated sublease activity and lease buyouts. Costs are being charged to the reserve as incurred. As of December 29, 2001, the remaining balance in the reserve for store exit costs amounted to approximately $27.3 million and is expected to be paid in 2002.

The Company's businesses are seasonal in nature. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school season. Working capital requirements vary with seasonal business volume and inventory buildups occur prior to peak selling periods. Based upon the information currently available, the Company expects that its current cash, together with cash generated from operations and credit facilities, will be sufficient to fund its operating expenses, working capital needs, capital expenditures and projected growth for the foreseeable future.

At the end of 2001, accounts receivable balances increased over 2000 levels due to the addition of the J. Baker businesses, the expanded Rite Aid business and $18.1 million of receivables related to Ames, of which $9.2 million is in dispute. Ames, whose footwear department license was acquired in the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and named the Company as a general unsecured creditor with respect to a pre-petition receivable, which amounted to $9.2 million. As a debtor in a reorganization proceeding, Ames has the right to seek to reject or assume contracts with bankruptcy court approval. The Company believes, based upon all available information, that Ames will in all likelihood assume its agreement with the Company, which, under the bankruptcy code, will require Ames to pay the pre-petition amounts due. As such, the Company believes that these amounts are recoverable and no allowance has been established. The Company continues to operate licensed footwear departments within Ames during this reorganization period.

Inventories as of December 29, 2001 increased by $7.9 million versus 2000 primarily as a result of inventory needed for the new businesses and the excess winter boot inventory in the Meldisco segment as a result of the unseasonable weather in the fourth quarter 2001. Athletic segment inventories were down by 26 percent from the prior year. Other current assets were higher than last year due to deferred taxes related to the restructuring charges. Goodwill and other noncurrent assets each increased due to the J. Baker acquisition.

The Company spent $68.6 million in capital expenditures in 2001, primarily relating to its continuing investment in several infrastructure investments, including the expansion of the Company's distribution facility in Mira Loma, California, store level information system equipment, 6 store openings in the athletic segment and new landlord growth in the Meldisco segment. For fiscal year 2002, the Company currently expects capital expenditures to be approximately $70 to $80 million to continue the expansion of the Company's distribution center in Mira Loma, California, for 20 to 30 new stores in the athletic segment, new landlord growth in the Meldisco segment, and for several projects to support the Company's information systems infrastructure.

Under the Company's arrangement with Kmart, Meldisco distributes annually to Kmart a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries and an excess rent payment which is contingent upon profits above certain levels. In April 2001, the Company distributed $51.2 million, representing Kmart's dividend, for its minority interest in the net earnings of each of the Kmart licensed departments for the fiscal year 2000 and $32.2 million representing Kmart's excess rent payment for fiscal year 2000. In April 2002, the Company will distribute approximately $44.8 million and approximately $26.3 million respectively, representing Kmart's dividend for its minority interest in the net earnings of each of the Kmart licensed footwear department and excess rent for the fiscal year 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

As of December 29, 2001, the Company was not materially exposed to changes in the underlying values of its assets or liabilities nor was it materially exposed to changes in the value of expected foreign currency cash flows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments, except as described below.

Interest Rates

The Company's debt portfolio is short-term, and primarily seasonal in nature. The Company, from time to time, undertakes short-term borrowings to finance working capital, acquisitions and other corporate borrowing requirements. The Company's peak borrowing periods coincide with peak inventory purchases. As of December 29, 2001, the Company had a note payable balance of $146.9 million. These notes expose the Company to variability in interest payments due to changes in interest rates. In order to limit the variability of a portion of its interest payments, effective January 8, 2002, the Company entered into 4 interest rate swap agreements with a total notional amount of $60 million, which creates the effect of fixed rate notes on the notional amount. (See "Subsequent Events" in the notes to Consolidated Financial Statements for discussion of interest rate swap transactions.)

Foreign Exchange

The Company exited Meldisco's European business in 1999. Translating the income statements of these operations for the effects of foreign currency changes does not have a material impact on the Company's financial positions. The Company's offshore product sourcing and purchasing activities are denominated in US dollars and therefore the Company does not have material exposure to cash flows denominated in foreign currency nor have net foreign exchange gains or losses been material to operating results in the past 3 reporting periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Management's Responsibility For Financial Reporting

The integrity and objectivity of the financial statements and related financial information in this report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include, when necessary, the best estimates and judgments of management.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records provide a reliable basis for the preparation of the financial statements. The system of internal accounting controls is continually reviewed by management and improved and modified as necessary in response to changing business conditions and recommendations of the Company's internal auditors and independent auditors.

The Audit Committee of the Board of Directors, consisting solely of independent directors, meets periodically with management, internal auditors and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of all audit work. Deloitte and Touche LLP, the Company's internal auditors, and KPMG LLP, the Company's independent auditors, have free access to the Audit Committee.

KPMG LLP, certified public accountants, was engaged to audit the consolidated financial statements of the Company. Their Independent Auditors' Report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, expresses an opinion as to the fair presentation of its financial statements.

      /s/J. M. ROBINSON
      Chairman of the Board,
      Chief Executive Officer and
      President

      /s/STEPHEN R. WILSON
      Executive Vice President and
      Chief Financial Officer

February 5, 2002

Independent Auditors' Report

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated balance sheets of Footstar, Inc. and Subsidiary Companies as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Part IV, Item 14(a)(2) of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and Subsidiary Companies as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

New York, New York
February 5, 2002, except as to the
third paragraph of the "Business Risk"
note which is as of March 15, 2002

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                      Consolidated Statements of Operations
                 (dollars in millions, except per share amounts)

                                                                   For the Fiscal Years Ended
                                                            December 29,  December 30,    January 1,
                                                                    2001          2000          2000
                                                            ------------  ------------    ----------
Net sales                                                       $2,460.5      $2,237.1      $1,880.0
Cost of sales                                                    1,751.1       1,530.3       1,294.5
----------------------------------------------------------------------------------------------------
Gross profit                                                       709.4         706.8         585.5
Store operating, selling, general and administrative expenses      567.1         495.4         396.9
Depreciation and amortization                                       45.3          40.0          34.7
Loss on investment                                                    --           3.0            --
Restructuring, asset impairment and other
charges (reversals), net                                            61.0          (0.9)         (4.7)
----------------------------------------------------------------------------------------------------
Operating profit                                                    36.0         169.3         158.6
Interest expense, net                                               15.3          10.2           2.3
----------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and
   minority interests                                               20.7         159.1         156.3
(Benefit) provision for income taxes                                (0.6)         47.3          48.3
----------------------------------------------------------------------------------------------------
Income from continuing operations before minority interests         21.3         111.8         108.0
Minority interests in net income                                    44.8          51.4          44.6
----------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before discontinued
   operations                                                      (23.5)         60.4          63.4
Income on disposal of discontinued operations, net of income
   taxes of$ 1.4                                                      --            --           2.4
----------------------------------------------------------------------------------------------------
Net (loss) income                                               $  (23.5)     $   60.4          65.8
----------------------------------------------------------------------------------------------------
Average common shares outstanding
    Basic                                                           20.2          19.9          21.6
====================================================================================================
    Diluted                                                         20.2          20.4          21.9
====================================================================================================
Earnings per share
    Basic:
      (Loss) income from continuing operations                  $  (1.16)     $   3.03      $   2.94
      Income from discontinued operations                             --            --          0.11
====================================================================================================
      Net (loss) income                                         $  (1.16)     $   3.03      $   3.05
====================================================================================================
    Diluted:
      (Loss) income from continuing operations                  $  (1.16)     $   2.97      $   2.89
      Income from discontinued operations                             --            --          0.11
====================================================================================================
      Net (loss) income                                         $  (1.16)     $   2.97      $   3.00
====================================================================================================

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                       (in millions, except share amounts)

                                                   December 29,    December 30,
                                                           2001            2000
                                                   ------------    ------------
Assets
Current assets:
     Cash and cash equivalents                           $ 12.4          $ 14.3
     Accounts receivable, net                              69.6            54.2
     Inventories                                          368.5           360.6
     Prepaid expenses and other current assets             61.2            28.1
--------------------------------------------------------------------------------
        Total current assets                              511.7           457.2
Property and equipment, net                               258.6           261.7
Goodwill, net                                              42.4            20.8
Other noncurrent assets                                    53.3            34.0
--------------------------------------------------------------------------------
        Total assets                                     $866.0          $773.7
================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                    $108.8          $ 86.9
     Accrued expenses                                     144.0           136.7
     Income taxes payable                                  12.2             9.1
     Notes payable                                           --            74.0
--------------------------------------------------------------------------------
        Total current liabilities                         265.0           306.7
Long-term debt                                            146.9              --
Other long-term liabilities                                70.7            61.0
Minority interests in subsidiaries                         75.7            81.6
--------------------------------------------------------------------------------
        Total liabilities                                $558.3          $449.3
================================================================================
Shareholders' equity:
     Common stock $.01 par value:  100,000,000 shares
          authorized, 30,770,372 and 30,636,884 shares
          issued                                         $  0.3          $  0.3
     Additional paid-in capital                           347.3           342.1
     Accumulated other comprehensive income (loss)         (0.1)           (0.1)
     Treasury stock:  10,711,569 and 10,782,106
       shares, at cost                                   (310.6)         (312.6)
     Unearned compensation                                 (5.8)           (5.4)
     Retained earnings                                    276.6           300.1
--------------------------------------------------------------------------------
        Total shareholders' equity                        307.7           324.4
--------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $866.0          $773.7
================================================================================

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                       (in millions, except share amounts)

                                                                                                                Accum.
                                                                                                                Other
                                    Common Stock         Treasury Stock        Add'l    Unearned               Compre-
                                   ---------------     ------------------     Paid-in    Compen-   Retained    hensive
                                   Shares   Amount     Shares      Amount     Capital    sation    Earnings     Income      Total
-----------------------------      ------   ------     ------      ------     ------     -------   --------    --------     -----
Balance as of January 2, 1999    30,591,575   $0.3   (7,068,825)   $(200.8)   $335.5     $(5.4)    $173.9        $(0.2)    $303.3
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                               --     --           --         --        --        --       65.8           --       65.8
  Foreign currency
    translation adjustment,
    net of tax                           --     --           --         --        --        --         --          0.1        0.1
    Total comprehensive
      income                                                                                                                 65.9
Common stock incentive
   plans                             42,708     --           --         --       3.1       0.2         --           --        3.3
Purchase of treasury stock               --     --   (3,441,475)    (104.6)       --        --         --           --     (104.6)
---------------------------------------------------------------------------------------------------------------------------------
Balance as of
  January 1, 2000                30,634,283   $0.3  (10,510,300)   $(305.4)   $338.6     $(5.2)    $239.7        $(0.1)    $267.9
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                     --     --           --         --        --        --       60.4           --       60.4

Common stock incentive
  plans                               2,601     -       436,094       12.7       0.7      (0.2)        --           --       13.2

Purchase of treasury stock               --     --     (707,900)     (19.9)       --        --         --           --      (19.9)
Tax benefit of stock
  incentive plans                        --     --           --         --       2.8        --         --           --        2.8
---------------------------------------------------------------------------------------------------------------------------------
Balance as of
  December 30, 2000              30,636,884   $0.3  (10,782,106)   $(312.6)   $342.1     $(5.4)    $300.1        $(0.1)    $324.4
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                       --     --           --         --        --        --      (23.5)          --      (23.5)

Common stock incentive
  plans                             133,488     --       70,537        2.0       4.2      (0.4)        --           --        5.8
Tax benefit of stock
  incentive plans                        --     --           --         --       1.0        --         --           --        1.0
---------------------------------------------------------------------------------------------------------------------------------
Balance as of
  December 29, 2001              30,770,372   $0.3  (10,711,569)   $(310.6)   $347.3     $(5.8)    $276.6        $(0.1)    $307.7
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                      Consolidated Statements of Cash Flows
                              (dollars in millions)

                                                                  For the Fiscal Years Ended
                                                              ---------------------------------------
                                                              December 29, December 30,    January 1,
                                                                      2001         2000          2000
                                                              ------------ ------------    ----------
Cash flows from operating activities:
   Net (loss) income                                               $(23.5)       $ 60.4        $ 65.8
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Gain on disposal of discontinued operations                     --            --          (3.8)
       Restructuring, asset impairment and other charges
          (reversals), net                                          106.8          (0.9)         (4.7)
       Minority interests in net income                              44.8          51.4          44.6
       Depreciation and amortization                                 45.3          40.0          34.7
       Loss on disposal of fixed assets                               3.9           4.3           2.3
       Deferred income taxes                                        (28.2)         (0.1)         14.5
       Stock incentive plans                                          2.1           3.8           3.1
       Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable, net             (15.3)        (11.5)          9.2
        (Increase) decrease in inventories                          (25.7)        (64.3)          8.8
        (Increase) decrease in prepaid expenses and other assets    (17.9)         (4.2)          2.5
        Increase (decrease) in accounts payable and accrued
          expenses                                                    0.4          (7.0)        (19.8)
        Increase (decrease) in income taxes payable and other
          long-term liabilities                                       8.1          (4.9)         (6.1)
-----------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                100.8          67.0         151.1
-----------------------------------------------------------------------------------------------------
Cash flows (used in) provided by investing activities:
     Acquisitions, net of cash acquired                             (59.0)        (64.2)           --
     Additions to property and equipment                            (68.6)        (41.2)        (23.1)
     Proceeds from sale of furniture and equipment                    0.3            --            --
     Investment in HoopsTV.com                                         --           3.0          (3.0)
-----------------------------------------------------------------------------------------------------
           Net cash used in investing activities                   (127.3)       (102.4)        (26.1)
-----------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities:
     Net proceeds from notes payable                                 72.9          74.0            --
     Payments on  stock incentive plans                              (0.5)         (0.5)         (0.3)
     Dividends paid to minority interests                           (51.2)        (44.4)        (38.1)
     Proceeds of common stock from minority interest                   --           0.1           0.5
     Treasury stock acquired                                           --         (19.9)       (104.6)
     Treasury stock issued                                            2.0          12.7            --
     Payments on capital leases                                      (1.0)         (3.9)           --
     Payments on mortgage note                                       (0.7)         (0.2)           --
     Other                                                            3.1            --           0.2
-----------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities       24.6          17.9        (142.3)
-----------------------------------------------------------------------------------------------------
           Net decrease in cash and cash equivalents                 (1.9)        (17.5)        (17.3)
Cash and cash equivalents, beginning of year                         14.3          31.8          49.1
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                             $ 12.4        $ 14.3        $ 31.8
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

The Company

Footstar, Inc. and its subsidiaries (the "Company") became an independent company in 1996 after the Board of Directors of Melville Corporation ("Melville") approved the spin-off of its footwear segments. These businesses were: Meldisco, a leading operator of licensed footwear departments nationwide; Footaction, a mall-based branded athletic footwear and apparel chain; and Thom McAn, which had been reported as discontinued operations. In March 2000, the Company acquired certain assets of Just For Feet, Inc., a leading national operator of off-mall large format (over 10,000 sq. ft.), off-mall, athletic footwear and apparel stores. The assets and operating results of the two athletic footwear and apparel chains, Footaction and Just For Feet, have been aggregated into the reporting segment called "athletic" for reporting purposes. Effective February 4, 2001, the Company completed the acquisition of the footwear assets of J. Baker, Inc. and its subsidiaries ("J. Baker"). The results of operations generated from the J. Baker assets acquired are reported as part of the Company's Meldisco segment.

Business Risk

Significant Kmart Relationship

Footstar's Meldisco division operates approximately 6,700 licensed footwear departments under 13 agreements with retail chains in the United States. As of December 29, 2001, the Company operated, through Meldisco subsidiaries in approximately 2,100 Kmart Corporation ("Kmart") locations in which Kmart owns a 49% equity interest. Under the agreement with Kmart, these Meldisco subsidiaries retain title to the inventory in each licensed footwear department up until the time the product is sold. Kmart collects the proceeds of each sale and, on a weekly basis, Kmart remits the proceeds of the sales to Meldisco less applicable deductions and fees. Annually, each Meldisco subsidiary operating a licensed Kmart footwear department distributes to Kmart a dividend equal to Kmart's equity percentage share of the prior year retained earnings of that Meldisco subsidiary. Kmart's undistributed equity percentage share of the prior year retained earnings amounted to $44.8 million as of December 29, 2001.

On January 22, 2002, Kmart filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart also announced that it had secured a $2 billion senior secured debtor-in-possession ("DIP") financing to be used to supplement its existing cash flows to fund its proposed reorganization and continuing operations. Kmart stated that its decision to seek judicial reorganization was based on a combination of factors, including a rapid decline in its liquidity resulting from Kmart's sales and earnings performance in its fourth quarter ending January 2002, the weakening of the surety bond market and an erosion of supplier confidence.

As of March 15, 2002, each of Kmart's approximately 2,100 stores is open and the licensed footwear operations within those Kmart stores are continuing to operate. In addition, at the commencement of the Kmart reorganization proceedings, Meldisco was approved by the bankruptcy court upon petition by Kmart as one of a group of customer service providers to Kmart. Because of Meldisco's status as an approved customer service provider, all amounts owed to Meldisco from the

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

sales of products in the licensed footwear departments at Kmart stores, both before and after the bankruptcy filing date, have been paid to Meldisco in a timely manner through March 15, 2002.

For the fiscal year 2001, sales at the footwear departments operated in Kmart stores were $1,209.3 million compared with $1,290.5 million and $1,211.6 million in fiscal year 2000 and 1999, respectively, or 49%, 58% and 64% of Footstar's total sales in the respective years. Total operating profit for 2001 from the Kmart departments was $127.4 million, compared with $149.9 million in 2000 and $129.9 in 1999. Footstar's operating profit from licensed footwear departments at Kmart, excluding restructuring, asset impairment and other charges and reduced by Kmart's 49% equity interest in such departments (51% of total operating profit) was approximately $65 million in 2001, $76 million in 2000 and $66 million in 1999, or 81%, 78% and 73% of Footstar's operating profits in 2001, 2000 and 1999, respectively, after excluding such equity interest.

Note: The information, noted in italics, in the following paragraph is unaudited, as it addresses individual stores within the Company's Meldisco segment, which are not subject to individual audit procedures.

On March 8, 2002, Kmart announced that it intends to close 284 under-performing stores. Kmart has requested the bankruptcy court to give final approval for the closing of these stores at a hearing on March 20, 2002. The Company currently operates licensed footwear departments within each of these stores and is in the process of finalizing plans to liquidate the related inventory. These 284 licensed departments generated $116.8 million of sales for fiscal year 2001 compared with $125.5 million for fiscal 2000, or 4.7% and 5.6% of Footstar's total sales in the respective years. Total operating profits for 2001 from these 284 licensed departments were $9.3 million compared with $11.5 million in 2000, respectively. Footstar's operating profit from these 284 licensed departments, excluding restructuring charges, reduced by Kmart's 49% equity interest in such departments (51% of total operating profit) was approximately $4.7 million in 2001, and $5.9 million in 2000, or 5.8% and 6.0% of Footstar's operating profits in the respective years after excluding such equity interest. As of December 29, 2001, the Company has not recorded any reserve for the potential loss to be incurred in fiscal 2002 as a result of Kmart's 2002 reorganization actions, including store closures.

Kmart's motions remain subject to bankruptcy court approval. The bankruptcy court may, at its discretion, recommend changes or revisions to the store closing list and, as such, the list is subject to change or revision until approved. In addition, Kmart has not completed its entire reorganization plan and could recommend further store closings as it progresses through its reorganization.

Such actions by Kmart can be expected to negatively impact Footstar's future financial position, results of operations and cash flows. The relative impact on Footstar and its future financial position, results of operations, cash flows, and ability to comply with certain financial covenants in its Credit Facility as well as its ability to obtain similar financing arrangements in the future will be affected by the actual number of store closings, if any, as well as other Kmart reorganization activities.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

There can be no assurance, however, that Kmart's reorganization proceedings will be successfully completed. Such reorganization by Kmart is subject to significant risks and uncertainty, including, but not limited to, the ability of Kmart to continue as a going concern, the ability of Kmart to operate pursuant to the terms of its DIP financing, the ability of Kmart to develop and have confirmed and consummated a successful reorganization plan, the ability of Kmart to obtain trade credit, shipments and acceptable payment terms from vendors and service providers, risks associated with reduced liquidity or poor results of operations, and the ability of Kmart to fund and execute a successful business plan and to retain and attract customers. The occurrence or realization of any one or more of such risks or uncertainties could materially adversely affect Footstar and Footstar's future financial position and results of operations and its ability to comply with financial covenants of the Company's Credit Facility.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of all subsidiary companies. The minority interests represent the 49% participation of Kmart in the ownership of substantially all Kmart retail subsidiaries of Meldisco formed or to be formed from July 1967 through December 29, 2001 for the purpose of operating licensed shoe departments in Kmart stores. Intercompany balances and transactions between the entities have been eliminated. The accompanying financial statements include the consolidated results of operations, assets and liabilities of the Company for the 52-week years ended December 29, 2001, December 30, 2000 and January 1, 2000. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

Basis of Presentation

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies, which may be impacted by management's estimates and assumptions, include the valuation of inventory, the impairment of long-lived assets and the reserve for store exit costs.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities of three months or less and are stated at cost that approximates their fair market value. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to current liabilities.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Merchandise Inventories and Cost of Sales

Inventories are finished goods, consisting of merchandise purchased from domestic and foreign vendors, and are carried at the lower of cost or market value, determined by the retail inventory method on a first-in, first-out (FIFO) basis.

Cost of sales is comprised of the cost of merchandise, warehousing and delivery costs, inventory shrinkage, rent and buying/merchandising costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed on a straight-line basis, generally over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Capitalized software costs are amortized on a straight-line basis over their estimated useful lives not exceeding 5 years. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts of the items renewed or replaced.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("Statement") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be principally individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary. See "Impact of Recently Issued Accounting Standards" section of these notes for information on Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 2001 and will supersede Statement No. 121.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Deferred Charges

Deferred charges are amortized on a straight-line basis, generally over the remaining life of the asset.

Goodwill and Other Intangibles

Goodwill is the excess of acquisition cost over the fair value of net assets acquired and has been amortized on a straight-line basis over 15 to 40 years. Intangible assets and intangible liabilities consist of favorable and unfavorable leases, tradenames, a customer database and trademarks and are classified within other noncurrent assets and other long-term liabilities. The cost of intangibles is amortized on a straight-line basis over the estimated useful lives of the respective assets and liabilities, which range from 5 to 20 years. The Company assesses the recoverability of goodwill and other intangible assets as described above under the "Impairment of Long-Lived Assets." See "Impact of Recently Issued Accounting Standards" section of these notes for information on the future treatment of goodwill and other intangibles.

Revenue Recognition

Revenues from retail store and internet sales are recognized when the product is delivered or shipped to customers. Retail sales exclude all taxes. Provisions for merchandise returns are provided in the period that the related sales are recorded and are reflected as a reduction of revenue.

Store Opening and Closing Costs

New store opening costs are charged to expense as incurred. When a decision to close a store is made before its lease has expired, the estimated lease obligation or the expected amount necessary to eliminate such obligation, less estimated sublease rental income, is provided.

Deferred Rent Payments

The Company is a party to various lease agreements, which require scheduled rent increases over the noncancelable lease term and rents which are contingent upon sales. Rent expense for leases with scheduled rent increases is recognized on a straight-line basis over the related lease term. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as deferred rent payments. Rent that is contingent upon sales is recognized as expense during the period the related sales occur.

Advertising Costs

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs net of co-operative credits from vendors are recorded as a component of store operating, general and administrative expenses and were $67.9 million or 2.8% of net sales in 2001, $65.0 million or 2.8% of net sales in 2000 and $40.9 million or 2.2% of net sales in 1999.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Income Taxes

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Postretirement Benefits

The Company provides a defined benefit health care plan for substantially all retirees who meet certain eligibility requirements, including a minimum of 10 years of service prior to January 1, 1993. As of December 29, 2001 and December 30, 2000, the Company had an accrual of $31.4 million and $32.2 million, respectively, relating to postretirement benefits in other long-term liabilities on its balance sheet. The annual cost of postretirement benefits is funded as it arises and the cost is recognized over an employee's term of service to the Company. For further details on postretirement benefits, see the "Postretirement Benefits" note on page 72.

Insurance Liabilities

The Company is primarily self-insured for health care costs. The Company maintains workers' compensation insurance that has a deductible of $250,000, property insurance with deductibles ranging between $50,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, provisions are made for the Company's actuarially determined estimates of discounted future claim costs for such risks.

Stock-Based Compensation Plans

As permitted under Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected not to adopt the fair value-based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion ("APB Opinion.") 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 1997 Associate Stock Purchase Plan since the plan is non-compensatory as defined in APB Opinion No. 25.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN No.") 44, Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB No. 25. FIN No. 44 provides further guidance related to accounting for stock-based compensation, in particular to changes in stock-based awards after the grant date. The application of FIN No. 44 did not have an impact on the Company's financial statements.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Earnings Per Share

The Company presents earnings per share ("EPS") data according to Statement No. 128, Earnings Per Share. Under Statement No. 128, basic EPS is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contracts or obligations to issue common stock were exercised or converted. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute basic and diluted earnings per share.

      (shares in millions)                         2001   2000    1999
      ----------------------------------------------------------------
      Shares outstanding at beginning of year      19.9   20.1    23.5
      Weighted average shares repurchased, net       --   (0.5)   (2.1)
      Contingently issuable shares                  0.3    0.3     0.2
      ----------------------------------------------------------------
      Average shares outstanding - basic           20.2   19.9    21.6
      Dilutive effect of stock options               --    0.5     0.3
      ----------------------------------------------------------------
      Average shares outstanding - diluted         20.2   20.4    21.9
      ----------------------------------------------------------------

The computation of diluted EPS should not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on earnings per share. For fiscal 2001, the Company had a loss from operations and, as a result, any assumed conversions would result in reducing the loss per share and therefore are prohibited.

Fair Value of Financial Instruments

Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The fair value of mortgages is estimated using the present value of future cash flows, using a discount rate. At December 29, 2001 and December 30, 2000, the Company had not invested in any derivative financial instruments.

Reclassifications

Certain reclassifications have been made to the financial statements of prior years to conform to the 2001 presentation.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activity. Statement No. 133, as amended by Statement No. 137 and Statement No. 138, is effective for fiscal year 2001. This Statement was not applicable to the Company in fiscal 2001 since the Company was not involved in derivative financial instruments. However, as described in the "Subsequent Events" note, this Statement will be applicable in fiscal 2002. Statement No. 133 requires that all derivative financial instruments be recorded in the Consolidated Balance Sheet at their fair values. Changes in fair values of derivatives will be recorded each period in earnings or other comprehensive income (loss), depending on the type of hedging designation, if any. The application of Statement No. 133 in January 2002 did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121.

The Company adopted the provisions of Statement No. 141 as of July 2001, and adopted Statement No. 142 effective the first day of fiscal 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized in the manner permitted prior to the adoption of Statement No. 142 and through December 29, 2001.

As of December 29, 2001, the Company has unamortized goodwill in the amount of $42.4 million and unamortized identifiable intangible assets in the amount of $17.6 million, both of which will be subject to the transition provisions of Statement No. 141 and Statement No. 142. Amortization expense related to goodwill was $2.3 million, $0.7 million and $0.8 million for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Effective the first day of fiscal 2002, the Company ceased the amortization of all unamortized goodwill and ceased the amortization of $9.9 million of an unamortized intangible asset, which has an indefinite useful life. Amortization expense related to the intangible asset with an indefinite useful life was $0.5 million, $0.1 million and $0 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes FASB Statement No. 121, while retaining many of the fundamental provisions covered by that statement. Statement No. 144 differs fundamentally from Statement No. 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of Statement No. 144. Additionally Statement No. 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect Statement No. 144 to materially impact the Company.

Meldisco's Relationship with Kmart

As noted in the "Business Risk" section of the notes to the Consolidated Financial Statements, the Company, through its Meldisco subsidiaries, operates the footwear departments in approximately 2,100 Kmart stores as of December 29, 2001. Kmart owns a 49% equity interest in the subsidiaries that operate these footwear departments. The business relationship between Meldisco and Kmart is very significant to the Company and the loss of Meldisco's Kmart operations would have a material adverse effect on the Company. These Meldisco subsidiaries own the inventory and are responsible for employee staffing of the departments. The Kmart licensed footwear departments account for a very significant portion of Footstar's total sales and profits, as shown in the tables below:

(dollars in millions)                         2001        2000         1999
================================================================================

Sales
    Footstar, Inc.                           $2,460.5    $2,237.1    $1,880.0
    Meldisco division of Footstar             1,444.1     1,310.1     1,236.7
    Kmart footwear departments                1,209.3     1,290.5     1,211.6

Kmart footwear sales as percentage of:
    Footstar, Inc.                                49%         58%         64%
    Meldisco division of Footstar                 84%         99%         98%

================================================================================

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

(dollars in millions)                                   2001    2000    1999
================================================================================

Operating profit(1)
    Footstar, Inc.                                     $142.8  $171.4  $153.9
    Meldisco division of Footstar                       136.1   154.9   133.4
    Kmart footwear departments                          127.4   149.9   129.9

Kmart's 49% interest in footwear departments
  operating profit(1)                                    62.4    73.5    63.7

Operating profit(1) adjusted to exclude Kmart's 49%
  interest in footwear departments operating profit
    Footstar, Inc.                                       80.4    97.9    90.2
    Meldisco division of Footstar                        73.7    81.4    69.7
    Kmart footwear departments                           65.0    76.4    66.2

Operating profit(1) in Kmart footwear departments
  adjusted to exclude Kmart's 49% interest as % of:
Footstar Inc. operating profit(1) adjusted to exclude
  Kmart's 49% interest                                    81%     78%     73%
Meldisco division of Footstar operating profit(1)
  adjusted to exclude Kmart's 49% interest(1)             88%     94%     95%

================================================================================

(1) before restructuring, asset impairment and other charges

The Company's arrangement with Kmart is governed by a Master License Agreement effective as of July 1, 1995 and amended as of March 25, 1996. The Master License Agreement provides the Company with the non-transferable exclusive right and license to operate a footwear department in each applicable Kmart store. The initial term of the Master License Agreement expires July 1, 2012 and is renewable thereafter for 15-year terms upon mutual agreement, unless terminated earlier as provided in the Master License Agreement.

As set forth in the Master License Agreement, Kmart collects the sales proceeds for the Company's inventory and remits those sales proceeds to the Company less any applicable fees outlined in the Master License Agreement on a weekly basis. At December 29, 2001 and December 30, 2000, the Company had an outstanding receivable due from Kmart of $37.9 million and $37.6 million, respectively, which were subsequently collected in January of 2002 and January of 2001, respectively.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

The average Kmart licensed department sales, average operating profits (including Kmart's equity interest), and average inventories are shown below:

(dollars in thousands)                     2001         2000        1999
================================================================================

Kmart footwear sales                    $1,209,296   $1,290,520   $1,211,644
Year-end Kmart locations                     2,114        2,106        2,177

Average sales per licensed department         $572         $613         $557
Average licensed department operating
  profit including Kmart's equity
  interest                                     $60          $71          $60
Year-end average inventory per
  licensed department                          $67          $72          $89
================================================================================

2001 Restructuring, Asset Impairment and Other Charges

In fiscal 2001, the Company approved a repositioning plan (the "Plan") principally to reposition the Company's athletic segment, as well as asset impairment and other charges. In connection with these charges, the Company recorded pre-tax restructuring, asset impairment and other charges totaling $107.5 million ($70.7 million after taxes) for the write-down of inventory, the impairment of assets, severance, and costs associated with the early termination of leases. These restructuring, asset impairment and other charges reflect $101.5 million of charges recorded during the third quarter and $7.9 million of charges recorded in the fourth quarter and reversals of $1.9 million recorded during the fourth quarter. The fourth quarter activity consisted principally of additional charges related to the Ames announced store closures and severance costs related to the Plan. The total Plan costs of $107.5 million included store exit costs and severance of $30.1 million and inventory write-downs and asset impairment charges of $77.4 million.

The charges related to asset impairments and lease terminations associated with the closing of 60 under-performing stores in the athletic segment within a year, asset impairments for additional athletic segment stores, with estimated future negative cash flows, to be closed when their leases expire over the next several years, inventory write-downs due to a more aggressive approach to reducing aged athletic inventory, inventory markdowns related to the stores to be closed, certain costs to exit non-strategic landlord relationships acquired in the J. Baker acquisition, certain costs to close Ames stores in connection with their reorganization plan and a reduction in the carrying value of the former Just For Feet headquarters building in Birmingham, Alabama, an asset held for sale, which was acquired as part of the Just For Feet asset purchase in March of 2000.

The most significant component of these charges included the write-down of certain inventory, which totaled $45.8 million, $40.3 million of which was recorded during the third quarter and $5.5 million of which was recorded in the fourth quarter. Approximately $40.0 million of the write-down related to the athletic segment, of which $36.6 million was recorded in the third quarter and $3.4 million in the fourth quarter. The athletic inventory write-down included the write-down of

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

specific Just For Feet inventory, which was purchased on an "as available" basis during the initial period subsequent to the acquisition of the chain in 2000, a markdown of inventory at the closing stores, and a markdown of various inventory due to a more aggressive approach to liquidate aged inventory. The remaining $5.8 million of the write-downs relates to the Meldisco segment which recorded markdowns for inventory at certain Ames stores which are closing and for inventory at licensed departments which will be closed. Approximately $3.7 million of these Meldisco amounts were recorded in the third quarter and $2.1 million in the fourth quarter. The inventory component of the charge was recorded as a component of cost of sales and was used in 2001 to directly write-down the related inventory.

The Company's initial third quarter 2001 charge recorded a fixed asset and goodwill impairment charge of $32.1 million pursuant to the requirements of Statement No. 121. The charge related to the athletic segments accelerated store closings, the stores closing when their respective leases expire and for certain under-performing stores in the amount of $31.0 million. The Meldisco segment charge relating to the termination of certain landlord relationships amounted to $1.1 million. Additionally, during the fourth quarter of fiscal 2001, the Company recorded a reversal of $1.2 million relating to changes in the value of the former Just For Feet headquarters building for which a revised sales agreement was reached and a $0.7 million charge in Meldisco for the impairment of certain assets associated with additional Ames closings. The asset impairment charge was primarily recorded as a reduction of fixed assets, principally representing fixtures and leasehold improvements. The fixed assets written off could not readily be used at other store locations nor was there a ready market outside the Company to determine fair value; the assets are expected to be discarded at the time of closing.

In connection with the store closings, during the third quarter, the Company established a reserve of $28.2 million within the athletic segment and $0.9 million within the Meldisco segment for exit costs, which are anticipated to be paid in cash (store exit costs). These store exit costs are principally for future lease payments, offset by sublease activity and lease buyouts based upon historical experience. The Company established a reserve of $1.7 million during the fourth quarter for various severance costs in connection with the repositioning plan.

Costs are being charged against these reserves as incurred. On average, the remaining lease term for the stores to be closed at the time the charge was taken was approximately 5 years. Given the extended payment terms of these leases, the reserves will be reviewed periodically to determine their adequacy.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

The following table displays a rollforward of the activity and the significant components of the fiscal 2001 restructuring, asset impairment and other charges, and the reserves remaining as of December 29, 2001:

                                                     2001
                                ------------------------------------------------
                                            Additional
 2001 restructuring, asset       Initial     Charge /
 impairment and other charges     Charge     (Income)       Usage       Balance
                                ------------------------------------------------
Non-cash components
    Inventory write-downs       $ 40.3         $5.5         $45.8        $   --
    Asset impairment              32.1         (0.5)         31.6            --
                                ------------------------------------------------
        Subtotal                  72.4          5.0          77.4            --
                                ------------------------------------------------
Cash components
    Severance                       --          1.7           0.2           1.5
    Store exit costs              29.1         (0.7)          1.1          27.3
                                ------------------------------------------------
        Subtotal                  29.1          1.0           1.3          28.8
                                ------------------------------------------------
        Total                   $101.5         $6.0         $78.7        $ 28.8
                                ================================================

1998 and 1999 Restructuring Plan

During 1998, the Company approved a restructuring plan that included the closing of approximately 30 under-performing Footaction stores, the reconfiguring of Footaction merchandise assortments, the refinement of store layouts and the exiting of Meldisco's Central European business. These charges included lease buyouts, inventory markdowns and asset impairment charges relating to planned store closings and asset impairment charges relating to other stores. In connection with these actions, the Company recorded a pre-tax charge of $34.4 million in 1998.

During fiscal 1999, the Company recorded net reversals of charges of $4.7 million ($2.9 million after taxes) which included a $9.9 million ($6.6 million after taxes) reversal of lease obligations in connection with the 1998 closed store restructuring charge, a $2.9 million ($1.7 million after taxes) reversal of costs related to the 1997 warehouse and service center consolidation plan, partially offset by $8.1 million ($5.4 million after taxes) for asset impairment charges as a result of the 1999 asset impairment review of Footaction stores.

The 1999 fixed asset and goodwill impairment charge associated with under-performing Footaction stores of $8.1 million represented the amount necessary to write-down the carrying values of the fixed assets and goodwill for the respective stores based on the Company's best estimate as of January 1, 2000 of those stores' future discounted cash flows.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

In fiscal 2000, the Company reversed $0.9 million ($0.5 million after taxes) of the 1998 closed store restructuring charge. The reversal related to lease obligations of the Footaction closed stores.

In fiscal 2001, the Company recorded additional reserves of $0.9 million ($0.6 million after taxes) and reversed $1.6 million ($1.0 million after taxes) of the 1998 closed store restructuring charge due to the settlement of various lease obligations. As of December 29, 2001, the Company has $1.8 million remaining in the 1998 reserve for lease obligations of closed stores.

The following table displays a rollforward of the activity and significant components of the 1998 and 1999 restructuring, asset impairment and other charges and the reserves remaining as of December 29, 2001 and December 30, 2000:

                                                                   2000                             2001
                                                   -----------------------------------  ----------------------------------
 1998 and 1999 restructuring         Balance       Additional             December 30,   Additional
 and asset impairment charge        January 1,      Charge /                  2000        Charge /            December 29,
                                       2000         (Income)     Usage      Balance       (Income)    Usage   2001 Balance
                                  ---------------  ----------   -------- -------------- ------------- ------  ------------
 Cash components
     Store exit costs                  $5.8          $(0.9)      $1.9         $3.0         $(0.7)     $0.5         $1.8
                                  ----------------------------------------------------------------------------------------
         Total                         $5.8          $(0.9)      $1.9         $3.0         $(0.7)     $0.5         $1.8
                                  ========================================================================================

The inventory write-down component of these charges is included as a charge to cost of sales, while the asset impairment, severance and store exit costs are recorded as a separate line item captioned "Restructuring, asset impairment and other charges (reversals), net."

Discontinued Operations

In fiscal 1996, Melville announced a plan to convert approximately 100 Thom McAn stores to Footaction stores and to exit the Thom McAn business. This plan was primarily completed by the end of fiscal 1997. In connection with this plan, the Company recorded a pre-tax charge of $85.0 million in the first quarter of 1996. Accordingly, the results of operations for the Thom McAn segment have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

During 1999, the Company reversed $3.8 million ($2.4 million after taxes) of the $85.0 million ($53.6 million after taxes) reserve created as a result of the discontinuation of the Thom McAn chain in 1996. The reversal of the discontinued operations reserve reflected revisions of lease obligations and contingencies based on the favorable settlement of leases and litigation.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

The remaining discontinued operation reserve of $2.1 million and $2.6 million at December 29, 2001 and December 30, 2000, respectively, is a component of accrued expenses and is principally for remaining lease obligations and environmental contingencies.

Acquisitions

J. Baker

Effective February 4, 2001, the Company completed the acquisition of the footwear assets of J. Baker, Inc. and its subsidiaries. The business operated 1,163 licensed footwear departments under 13 agreements with retail chains including Ames, Roses, Stein Mart and Spiegel. Assets purchased by the Company included inventory, store fixtures, trademarks and license agreements. The cash consideration paid for the assets was $59.0 million. The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of J. Baker from the acquisition date. The results of operations generated from the assets acquired are reported as part of the Company's Meldisco segment. Based on purchase price allocations, the excess of the purchase price over the fair market value of the net assets acquired amounting to approximately $26.7 million was recorded as goodwill and is being amortized over 15 years. See the "Impact of Recently Issued Accounting Standards" section of these notes for information on the future treatment of goodwill.

Just For Feet

On March 7, 2000, the Company acquired certain assets of Just For Feet, Inc. and its subsidiaries, which had filed for Chapter 11 bankruptcy protection on November 4, 1999. Just For Feet is the leading operator of large-format superstores that specialize in brand-name athletic and outdoor footwear and apparel. The assets purchased by the Company included 3 Just For Feet superstores, 76 Just For Feet superstore leases, 23 specialty store leases, the Just For Feet name, the Internet business and the corporate headquarters building located in Birmingham, Alabama. The net cash consideration paid for the assets was $64.2 million.

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the financial statements include the results of operations of Just For Feet from the acquisition date. The results of operations generated from the assets acquired have been added to those of Footaction and reported as the Company's athletic segment. The purchase price was allocated to the acquired assets and liabilities assumed, both tangible and intangible. The acquired assets and liabilities assumed were predominantly inventories, fixed assets and lease obligations. Based on purchase price allocations, the excess of the fair market value of the net assets acquired over the purchase price amounting to approximately $32.4 million was deducted from the book values of the noncurrent, nonmonetary assets acquired.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Accounts Receivable

Accounts receivable consisted of the following:

                                                      2001               2000
------------------------------------------------------------------------------
Due from Kmart                                       $37.9              $37.6
Due from Ames - pre-petition bankruptcy                9.2                 --
Due from Ames - post-petition bankruptcy               8.9                 --
Other                                                 15.8               18.9
------------------------------------------------------------------------------
                                                      71.8               56.5
Less:   Allowance for doubtful accounts                2.2                2.3
------------------------------------------------------------------------------

      Total                                          $69.6              $54.2
------------------------------------------------------------------------------

During the third quarter of fiscal 2001, Ames, whose footwear department license was part of the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and named the Company as a general unsecured creditor with respect to a pre-petition receivable, which amounted to $9.2 million. As a debtor in a reorganization proceeding, Ames has the right to seek to reject or assume contracts with bankruptcy court approval. The Company believes, based upon all available information, that Ames will in all likelihood assume its agreement with the Company, which, under bankruptcy code, will require Ames to pay the pre-petition amounts due. As such, the Company believes that these amounts are recoverable and no allowance has been established. The Company continues to operate licensed footwear departments within Ames during this reorganization period.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

                                               2001         2000
        ---------------------------------------------------------

        Deferred income taxes                 $35.2        $18.1
        Income tax refund receivable           15.0           --
        Other                                  11.0         10.0
        ---------------------------------------------------------

            Total                             $61.2        $28.1
        ---------------------------------------------------------

See the "Income Taxes" section of these notes for information on the increase in deferred income taxes.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Property and Equipment

Property and equipment consisted of the following:

                                             Useful lives
                                                (in yrs.)       2001       2000
--------------------------------------------------------------------------------

Land                                                          $ 14.8     $ 13.8

Buildings and improvements                           10-40      70.5       49.8

Equipment and furniture                               5-10     236.1      240.5

Capital leases                                        5-10       7.7        8.1

Leasehold improvements                 10 or life of lease      82.8       86.5
--------------------------------------------------------------------------------
                                                               411.9      398.7

Less: Accumulated depreciation and
  amortization                                                 153.3      137.0
--------------------------------------------------------------------------------

             Total                                            $258.6     $261.7
--------------------------------------------------------------------------------

During 2000, the Company purchased the Meldisco headquarters building in Mahwah, New Jersey for approximately $19.3 million. The purchase price is included in land and buildings and improvements.

Investment

As a consequence of several events in February 2001, including the withdrawal of support from a major media partner and multiple potential investors, the Company determined that its investment of $3.0 million in HoopsTV.com was unrecoverable.

Although these events occurred after the balance sheet date of December 30, 2000, the Company concluded these events provided additional evidence with respect to conditions that existed at the balance sheet date. Accordingly, the carrying value of the investment was impaired and the impairment charge is recorded in the Company's fiscal 2000 financial results.

The impact of this non-cash charge, which is shown as a loss on investment in the Consolidated Statement of Operations, reduced the Company's operating income for fiscal 2000 by $3.0 million.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Accrued Expenses

Accrued expenses consisted of the following:

                                                  2001                2000
   ------------------------------------------------------------------------

   Rent                                          $ 45.3             $ 47.1
   Taxes other than federal income taxes           20.6               22.9
   Salaries and compensated absences               12.5               19.0
   Reserve for loss on disposal of
       discontinued operations                      2.1                2.6
   Capital expenditures                             1.0                3.9
   2001 restructuring reserve                      28.8                 --
   1998 and 1999 restructuring reserve              1.8                3.0
   Other                                           31.9               38.2
   ------------------------------------------------------------------------

                Total                            $144.0             $136.7
   ------------------------------------------------------------------------

Credit Facility

On May 25, 2000, the Company entered into a 3-year, $325 million senior revolving credit facility (the "Credit Facility") with a syndicate of banks led by Fleet National Bank to support general corporate borrowing requirements. As of December 29, 2001 and December 30, 2000, there were $146.9 million and $74.0 million, respectively, outstanding under the Credit Facility. Interest on all borrowings and a facility fee based on the aggregate commitments are determined based upon several alternative market rates available under the Credit Facility. At December 29, 2001 and December 30, 2000, the weighted average interest rate on the outstanding balance was 3.6% and 8.1%, respectively. Up-front fees paid under this agreement are amortized over the life of the facility on a straight-line basis. Interest expense on the Statement of Operations is shown netted against interest income of $1.6 million, $1.4 million and $1.3 million in 2001, 2000, and 1999, respectively.

The Company's Credit Facility contains various restrictive covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate, or declare and make dividend payments. Under the Credit Facility, the Company is also required to comply with financial covenants relating to debt to EBITDA levels and interest coverage. As of December 29, 2001, the Company was in compliance with all covenants. The effect of the Kmart reorganization plan on the Company's Credit Facility and its ability to comply with the financial covenants as well as its ability to obtain a similar or other facilities in the future will continue to be assessed and reviewed as the specifics of Kmart's expected store closings and other reorganization activities are determined. The Credit Facility may be retired by the Company without penalty prior to the maturity date of May 25, 2003.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Long-Term Debt

As of December 29, 2001, the Company had $146.9 million outstanding under a senior revolving credit facility which is classified as long-term. (See "Credit Facility" section of these notes for information on the terms of the Credit Facility.)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

                                                2001                2000
   ----------------------------------------------------------------------

   Employee benefit costs                      $41.4               $40.7
   Other                                        29.3                20.3
   ----------------------------------------------------------------------

          Total                                $70.7               $61.0
   ----------------------------------------------------------------------

In connection with the Company's purchase of the Meldisco headquarters building in Mahwah, New Jersey, during September 2000, the Company assumed a 10-year term mortgage, of which $8.6 million was outstanding at December 29, 2001 and $9.3 million at December 30, 2000. Under the terms of the mortgage agreement, the Company is required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be completely paid down. The long-term portion of the mortgage is included in other long-term liabilities. At December 29, 2001 and December 30, 2000, the fair market value of the mortgage was $8.8 million and $9.6 million, respectively.

Leases

The Company and its subsidiaries lease retail stores and warehouse and office facilities through operating leases over periods generally ranging from 5 to 15 years. The Company also leases autos, computer hardware and various equipment for shorter periods.

Net rental expense for all operating leases for each of the years in the three-year period ended December 29, 2001 was as follows:

                                         2001           2000         1999
    -----------------------------------------------------------------------

    Minimum rentals                     $ 108.0        $ 92.4       $ 67.3
    Contingent rentals                    168.1         148.7        135.1
    -----------------------------------------------------------------------

       Total                             $276.1        $241.1       $202.4
    -----------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Contingent rent expense consists primarily of license fees under the Master License Agreement with Kmart, which are principally based on sales levels. Accordingly, the future minimum rental payments disclosed below exclude future license fees to Kmart.

The Company is obligated under capital leases covering certain equipment and furniture, which expire at various dates during the next 10 years. Amortization of assets held under capital leases is included with depreciation expense.

At December 29, 2001, the future minimum rental payments under both operating leases and capital leases, excluding lease obligations for closed stores and lease obligations for stores to be closed when a decision and related charge to close the stores has been made, were as follows:

    Year                                Capital Leases      Operating Leases
    ------------------------------------------------------------------------
          2002
                                              1.2                 105.7
          2003
                                              1.2                  97.1
          2004
                                              0.4                  88.9
          2005
                                              0.4                  80.8
          2006
                                              0.4                  75.2
          Thereafter
                                              1.2                 266.0
    ------------------------------------------------------------------------

    Total minimum lease payments             $4.8                $713.7
    ------------------------------------------------------------------------

    Less amount representing interest
      (at rates ranging from 6.5%
      to 7.9%)                               $1.0
                                             ----

    Present value of net minimum
      capital lease payments                 $3.8

    Less current installments of
      obligations under capital leases       $1.1
                                             ----

    Obligations under capital leases,
      excluding current installments         $2.7
                                             ====

Income Taxes

The income tax (benefit) provision was comprised of the following:

                                2001              2000              1999
    ----------------------------------------------------------------------

    Federal                    $(9.9)              $36.7            $38.2
    State                        9.3                10.6             10.1
    ----------------------------------------------------------------------

      Total                    $(0.6)              $47.3            $48.3
    ----------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

The income tax (benefit) provision for continuing operations includes a net deferred tax benefit of $29.7 million and $7.8 million for December 29, 2001 and December 30, 2000, respectively, and a net deferred tax charge of $10.2 million for January 1, 2000. Reconciliations of the effective tax rates to the U.S. statutory income tax rate are as follows:

                                                 Percent of Pre-tax Income
---------------------------------------------------------------------------
                                                2001       2000       1999
---------------------------------------------------------------------------

Effective tax rate
                                                (2.7%)     29.7%      30.9%
State income taxes, net of
     federal tax benefit                       (29.3)      (4.2)      (4.2)
51% owned subsidiaries excluded from the
    parent's consolidated federal income
    tax return                                  61.1        8.6        8.0
Goodwill                                        (6.2)      (0.2)      (1.1)
Change in prior year estimates                  11.3         --         --
Other                                            0.8        1.1        1.4
---------------------------------------------------------------------------
Statutory federal income tax rate               35.0%      35.0%      35.0%
---------------------------------------------------------------------------

The tax percentages presented in the 2001 effective tax rate reconciliation reflect the blending of income from the Meldisco segment offset by losses within the athletic segment. The decrease in pretax income, resulting from the athletic segments restructuring, asset impairment and other charges, has principally caused the fluctuations in the individual effective tax rate items compared to the prior years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities for the fiscal years were as follows:

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

                                                   2001             2000
-----------------------------------------------------------------------------
Deferred tax assets:
    Restructuring reserves                         $12.4           $ 2.3
    Inventories                                     15.2             9.7
    Postretirement benefits                         12.1            12.3
    Employee benefits                               11.6            11.1
    Property and equipment                           0.4              --
    Other                                            2.6             2.9
-----------------------------------------------------------------------------

Total deferred tax assets                           54.3            38.3
-----------------------------------------------------------------------------

Deferred tax liabilities:
    Property and equipment                            --            11.8
    Other                                            3.3             3.7
-----------------------------------------------------------------------------

Total deferred tax liabilities                       3.3            15.5
-----------------------------------------------------------------------------

Net deferred tax assets                            $51.0           $22.8
-----------------------------------------------------------------------------

The Company has recorded $35.2 million and $18.1 million of the net deferred tax asset in current assets and $15.8 million and $4.7 million of the net deferred tax asset in noncurrent assets as of December 29, 2001 and December 30, 2000, respectively.

Based on the Company's historical taxable income and projected future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the net deferred tax assets.

Stock Incentive Plans

As of October 12, 1996, the Company adopted the shareholder-approved 1996 Incentive Compensation Plan (the "1996 Plan") and the shareholder-approved 1996 Non-Employee Director Stock Plan (the "Director Plan"). As of March 16, 2000, the Company adopted the non-shareholder-approved 2000 Equity Incentive Plan (the "2000 Plan"), which is to be used exclusively for non-executive officers of the Company. Under the 1996 Plan, a maximum of 3,100,000 shares, plus 10% of the number of any shares newly issued by the Company (excluding issuances under the 1996 Plan or any other compensation or benefit plan of the Company) may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. Under the 2000 Plan, a maximum of 2,000,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. No executive officers of the Company are eligible for awards under the 2000 Plan. A total of 200,000 shares of Company common stock were reserved for issuance under the Director Plan.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Under both the 1996 Plan and the 2000 Plan, employee stock options may not be awarded with an exercise price less than fair market value on the date of grant. Generally, options are exercisable in installments of 20 percent beginning one year from date of grant and expire ten years after the grant date, provided the optionee continues to be employed by the Company.

Under both the 1996 Plan and the 2000 Plan, the Company may grant deferred restricted stock units and performance-based stock awards. Deferred restricted stock units were granted to certain officers and key employees. Restricted stock units vest generally five years from date of grant, provided the executive continues to be employed by the Company. Performance-based stock awards include the granting of deferred stock units, representing rights to receive cash and/or common stock of the Company, at the Company's discretion, based upon certain performance criteria generally over a 3-year performance period. These performance-based stock awards vest over a period of time ranging from a minimum of 3 years to a maximum of the employee's attainment of retirement age. Compensation expense related to grants under these provisions is based on the current market price of the Company's common stock at the date of grant and the extent to which performance criteria are being met. The 1996 Plan and 2000 Plan also offer incentive opportunities based upon performance results against pre-established earnings targets and other selected measures for each fiscal year. Awards are paid exclusively in cash but employees may elect to defer up to 75% of such payment in deferred shares and receive a matching Company grant. The elective deferrals and matched amounts are deferred for a 5-year vesting period. The amount deferred will be paid in shares.

In connection with these deferred restricted stock units and performance-based stock awards, the Company recorded $2.7 million and $2.9 million as unearned compensation in 2001 and 2000, respectively, and amortized $2.7 million, $2.0 million and $1.8 million in 2001, 2000 and 1999, respectively, which is recorded as a component of selling, general and administrative expenses. The Company paid $0.5 million, $0.5 million, and $0.3 million in cash relating to the plans in 2001, 2000 and 1999, respectively.

The following table provides information relating to the potential dilutive effect and shares available for grant under each of the Company's stock compensation plans.

--------------------------------------------------------------------------------------------------------------------------------
                               Number of
                             Shares to be         Weighted
                              Issued upon         Average        Number of Shares      Number of Shares       Number of Shares
                              Exercise of      Exercise Price        Issued,         Remaining Available     Remaining Available
                              Outstanding      of Outstanding   Inception to Date    for Future Issuance,   for Future Issuance,
      Plan Category         Options/Awards        Options           12/29/2001         as of 12/29/2001       as of 12/30/2000
================================================================================================================================
1996 Incentive
   Compensation Plan           2,018,865            $29             695,057                 386,078                 650,775
--------------------------------------------------------------------------------------------------------------------------------
2000 Equity
   Incentive Plan                785,582             34              17,335               1,197,083               1,527,557
--------------------------------------------------------------------------------------------------------------------------------
1996 Non-Employee
   Director Stock Plan            72,000             31              32,965                  95,035                 112,229
--------------------------------------------------------------------------------------------------------------------------------
Total                          2,876,447            $30             745,357               1,678,196               2,290,561
================================================================================================================================

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

The table below provides information relating to employee stock options, deferred restricted stock units and performance-based stock awards:

                                     Employee Stock Options                    Deferred Restricted Stock Units and Shares and
                                                                                        Performance-Based Stock Awards
                                2001                         2000                       2001                         2000
                       -----------------------------------------------------------------------------------------------------------
                       Employee       Average       Employee       Average      Deferred                     Deferred
                         Stock         Option         Stock        Option      Shares and      Average      Shares and     Average
                        Options        Price         Options        Price         Units         Price         Units         Price
==================================================================================================================================
Outstanding,
   beginning of year   1,808,546        $25         1,630,241        $26         578,483         $25          449,924        $25
Granted                  635,275         45           771,650         23         102,018          45          208,689         24
Cancelled                (80,401)        29          (182,261)        25         (38,449)         25          (40,786)        23
Shares issued            (77,370)        24          (411,084)        23        (123,655)         26          (39,444)        26
----------------------------------------------------------------------------------------------------------------------------------
Outstanding,           2,286,050        $31         1,808,546        $25         518,397         $28          578,383        $25
   end of year
==================================================================================================================================
Exercisable,
   end of year           739,979                      389,846

Summarized information about stock options outstanding as of December 29, 2001 is as follows:

                                                 Options Outstanding                          Options Exercisable
                                ----------------------------------------------------------------------------------------
                                                         Weighted
                                                         Average          Weighted                           Weighted
                                                        Remaining          Average                            Average
                                                       Contractual        Exercise           Number          Exercise
Exercise Price Range            Number Outstanding     Term (Years)         Price         Exercisable          Price
========================================================================================================================
          $20 - $29                 1,224,756              7.0               $23            485,942             $23
          $30 - $39                   504,544              6.6                33            249,537              32
          $40 - $47                   556,750              9.1                46              4,500              44
========================================================================================================================
Total                               2,286,050              7.4               $31            739,979             $26

Director Stock Plan

The Director Plan is intended to assist the Company in attracting and retaining highly qualified persons to serve as non-employee directors. Any person who becomes an eligible director receives an initial option to purchase 2,000 shares of common stock. All options are awarded with an exercise price equal to the fair market value of the common stock on the date of grant. Generally, options are exercisable in installments of 20% beginning one year from date of grant and expire ten years after grant date, provided the non-employee director is still a member of the board.

The Director Plan also provides for automatic grants of 2,000 stock units ("Stock Units") to each non-employee director on the date of the annual meeting of the Company's shareholders. Each Stock Unit represents the right to receive one share of Company common stock at the end of a specified period and vests 6 months and a day after the grant date. Fifty percent of such Stock Units are payable upon vesting, provided the non-employee director has not ceased to serve as a director

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

for any reason other than death, disability or retirement. The remaining fifty percent of such Stock Units are payable upon the latter of ceasing to be a director or attaining age 65, provided that settlement of such Stock Units shall be accelerated in the event of death, disability or a change in control.

The following table provides information relating to the status of, and changes in, options and Stock Units granted under the Director Plan:

                                  Director Plan Stock Options                   Director Plan Stock Units
                           -----------------------------------------------------------------------------------------
                                   2001                  2000                   2001                   2000
                                      Average                Average                 Average               Average
                            Stock     Option       Stock     Option       Stock       Unit       Stock      Unit
                           Options     Price      Options     Price       Units       Price      Units      Price
====================================================================================================================
Outstanding,
    at beginning of year    16,000      $26       14,000       $24        45,000       $33       34,000       $31
Granted                         --       --        2,000        37        14,000        36       14,000        38
Shares Issued                   --       --           --        --        (3,000)       36       (3,000)       38
--------------------------------------------------------------------------------------------------------------------
Outstanding,
    at end of year          16,000      $26       16,000       $26        56,000       $33       45,000       $33
====================================================================================================================

Options exercisable,
    at end of year          13,600                10,400

Stock-Based Compensation

The Company applies APB No. 25 and related interpretations in accounting for its equity plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for deferred restricted stock and performance-based awards. Had compensation cost for the Company's equity incentive plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                    2001              2000
   ------------------------------------------------------------------------

   Net (loss) income:
      Reported                                    $(23.5)             $60.4
      As adjusted for SFAS 123                     (30.0)              55.5
   ------------------------------------------------------------------------

   (Loss) earnings per share:
       Basic:
         Reported                                 $(1.16)             $3.03
         As adjusted for SFAS 123                  (1.48)              2.79
       Diluted:
         Reported                                 $(1.16)              2.97
         As adjusted for SFAS 123                  (1.48)              2.73
   ------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

The fair value of options granted during 2001, 2000 and 1999 was $22.64, $12.28 and $12.55, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              2001        2000       1999
    ----------------------------------------------------------------------

    Expected volatility                      45.0%        45.0%      40.0%
    Expected life in years                    6.0          6.0        6.0
    Risk-free interest rate                   4.8          6.6        5.4
    Assumed forfeiture rate                    --           --         --
    ----------------------------------------------------------------------

Associate Stock Purchase Plan

During 1997, the Company adopted an Associate Stock Purchase Plan to provide substantially all employees who have completed service requirements an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Quarterly, participant account balances are used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan with 1,298,231 still available as of December 29, 2001. There were 68,216, 75,683, and 82,185 shares purchased under this plan in fiscal 2001, 2000, and 1999, respectively.

Treasury Stock

From May 1997 through the end of fiscal year 2001, the Company's Board of Directors authorized five stock repurchase programs of approximately 3,050,000, 3,000,000, 2,450,000, 2,210,000 and 2,000,000 shares. As of December 29, 2001, an aggregate of 11,218,200 shares for an aggregate purchase amount of $325.3 million, or approximately 37% of the total common stock outstanding prior to the repurchase programs, have been repurchased in the open market during this period. The treasury shares may be used under the Company's equity incentive plans and for other corporate purposes.

The following table shows a rollforward of the common stock repurchased during the two years ended December 29, 2001:

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

                                 Common Stock    Average Purchase    Aggregate
                                 Repurchased          Price          Purchase
                                                                       Amount
Total shares repurchased
    at January 1, 2000            10,510,300          $29.05           $305.4
-------------------------------------------------------------------------------

  2000 Activity:
     Program 4                       199,700           26.34              5.3
     Program 5                       508,200           28.81             14.6
-------------------------------------------------------------------------------

  Total 2000 Activity                707,900           28.11             19.9
-------------------------------------------------------------------------------

Total shares repurchased
    at December 30, 2000          11,218,200          $28.99           $325.3
-------------------------------------------------------------------------------

  2001 Activity:
     Program 5                            --              --               --
-------------------------------------------------------------------------------

Total 2001 Activity                       --              --               --
-------------------------------------------------------------------------------

Total shares repurchased
    at December 29, 2001          11,218,200          $28.99           $325.3
-------------------------------------------------------------------------------

During 2001 and 2000, the Company issued 70,537 shares and 436,094 shares, respectively, out of treasury for its stock incentive plans at an average price of $28.99.

401(k) Profit Sharing Plan

The Company has a tax qualified 401(k) Profit Sharing Plan available to full-time employees who meet the plan's eligibility requirements. This plan, which is also a defined contribution plan, contains a profit sharing component, with tax-deferred contributions to each employee based on certain performance criteria, and also permits employees to make contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k). Under the 401(k) profit sharing component, the Company matches a portion of the employee's contribution under a pre-determined formula based on the level of contribution and years of vesting service. The Company's contributions to the plan are made in cash; Company stock is not used to fund the plan, nor is it an investment option for employees under the plan.

Contributions to the plan by the Company for both profit sharing and matching of employee contributions were approximately $3.8 million, $3.8 million and $2.8 million for the fiscal years 2001, 2000 and 1999, respectively.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Postretirement Benefits

The Company provides postretirement health benefits for retirees who meet certain eligibility requirements.

The following table represents the Company's change in benefit obligations:

                                                     2001        2000
-----------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of year              $18.3      $17.4
Service cost                                           0.3        0.3
Interest cost                                          1.3        1.3
Amendments                                              --         --
Actuarial loss                                         0.5        0.6
Net benefits paid (net of
participant contribution)                             (1.1)      (1.3)
-----------------------------------------------------------------------
Benefit obligation at end of year                    $19.3      $18.3
Unrecognized net actuarial gain                        4.6        5.4
Unrecognized prior service cost                        7.5        8.5
-----------------------------------------------------------------------
Accrued benefit cost                                 $31.4      $32.2
-----------------------------------------------------------------------

                                                      2001       2000
-----------------------------------------------------------------------

Weighted-average assumptions as of
    December 31
Discount Rate                                         7.25%       7.5%
-----------------------------------------------------------------------

For measurement purposes, an 8.0 % annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0 % for 2007 and remain at that level thereafter.

                                                      2001       2000
-----------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                          $0.3       $0.3
Interest cost                                          1.3        1.3
Amortization of prior service cost                    (1.0)      (1.0)
Recognized net actuarial gain                         (0.3)      (0.4)
-----------------------------------------------------------------------

Net periodic benefit cost                            $ 0.3       $0.2
-----------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                            1-Percentage    1-Percentage point
                                           point increase         decrease
--------------------------------------------------------------------------------

Effect on total of service and
  interest cost components                       $0.2              $(0.2)
Effect on postretirement
  benefit obligation                             $2.6              $(2.2)
--------------------------------------------------------------------------------

Supplemental Executive Retirement Plan

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP"). Expense related to the SERP was $1.9 million, $1.3 million and $1.1 million in fiscal years 2001, 2000 and 1999, respectively.

Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's combined financial position, results of operations or liquidity.

During the third quarter of fiscal year 2001, Ames, whose footwear department license was acquired in the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and named the Company as a general unsecured creditor with respect to a pre-petition receivable, which amounted to $9.2 million. As a debtor in a reorganization proceeding, Ames has the right to seek to reject or assume contracts with bankruptcy court approval. The Company believes, based upon all available information, that Ames will in all likelihood assume its agreement with the Company, which, under bankruptcy code, will require Ames to pay the pre-petition amounts due. As such, the Company believes that these amounts are recoverable and no allowance has been established. The Company continues to operate licensed footwear departments within Ames during this reorganization period.

The Company is committed to the continued expansion of its distribution center located in Mira Loma, California and currently expects capital expenditures to be approximately $13 million in fiscal 2002 for this project.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

Supplemental Cash Flow Information

Cash payments for income taxes and interest for the three years ended December 29, 2001, December 30, 2000 and January 1, 2000 were as follows:

                                           2001        2000        1999
        ----------------------------------------------------------------

        Income taxes                      $35.7       $45.6       $37.8
        Interest                           16.8        11.3         3.6
        ----------------------------------------------------------------

On September 1, 2000, the Company purchased the current Meldisco headquarters building for approximately $19.3 million. The Company paid approximately $9.8 million to the seller, which is included in "additions to property and equipment" in the Statement of Cash Flows. The Company satisfied the remainder of the purchase price through the non-cash assumption of the seller's outstanding mortgage obligation of approximately $9.5 million.

During 2000, the Company entered into a capital lease with GECC principally for the purchase of furniture and fixtures in the amount of $5.9 million in 42 Just For Feet stores on which GECC had a secured interest at the time of the Just For Feet acquisition. As of December 29, 2001, the Company had a $2.1 million outstanding balance under the capital lease agreement.

Vendor Concentration

In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company's business. Product sourcing in the branded athletic footwear and apparel business is driven by relationships with athletic footwear and apparel vendors. In 2001, approximately 65% of the athletic segment's net sales were generated by merchandise purchased from Nike, Reebok, New Balance and Adidas with the most significant percentage attributable to Nike. Product sourcing in the discount footwear business is driven by relationships with offshore manufacturers. Approximately 94% of Meldisco's products were manufactured in China. The Company considers its vendor relations to be satisfactory.

Subsequent Events

New License Agreements

On January 3, 2002, the Company and Federated Department Stores, Inc. announced that the Company's Meldisco division will begin operating licensed children's footwear departments in certain stores operated by the subsidiaries of Federated effective on or about July 1, 2002.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

On January 9, 2002, the Company announced that the Company's Meldisco division agreed to operate licensed footwear departments in all of Gordmans, Inc's. current and future stores, effective July 2002. Gordmans currently operates 38 department stores, predominantly in the Midwest.

Interest Rate Swap Agreement

The Company obtains variable rate short-term notes through its Credit Facility. These notes expose the Company to variability in interest payments due to changes in interest rates. In order to limit the variability of a portion of its interest payments, effective January 8, 2002, the Company entered into 4 separate interest rate swap agreements with various financial institutions with a total notional amount of $60 million. The interest rate swaps change the variable-rate cash flow exposure on the notes to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company will receive variable interest rate payments and make fixed interest rate payments, thereby creating the effect of fixed-rate notes. On the date the derivative was entered into, the Company designated the derivative as a cash flow hedge of a forecasted transaction related to a recognized liability. The Company formally documents the relationship between the hedged instrument and the hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company also formally assessed, at the hedge's inception, and will assess on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The fair value of each interest rate swap (the net interest receivable/payable) will be reflected in the consolidated balance sheet as a current receivable or payable, as appropriate. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item, at which time a reclass is made from other comprehensive income to income to offset such variability. The Company does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, the Company does not hold derivative financial investments for trading or speculation purposes.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Credit risk of derivative instruments is considered minimal as the Company maintains risk management control systems to monitor the financial condition of the counterparties to the contract and interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations, as well as the Company's offsetting hedge positions.

Kmart Files for Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On January 22, 2002, Kmart filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart announced that, as a part of this reorganization, it intends to evaluate the performance of every store in their portfolio, by the end of their first fiscal quarter ending April 2002, with the objective of closing unprofitable or under-performing stores. (For further information, see the "Business Risk" and "Meldisco's Relationship with Kmart" sections of these notes.)

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
                          (tabular dollars in millions)

SEGMENT INFORMATION

The Company is a retailer conducting business through retail stores in two reportable business segments: the discount and family footwear segment (Meldisco) and athletic footwear and apparel segment (Footaction and Just For
Feet). Information about operations for each of these segments is summarized as follows:

                                                 2001        2000        1999
--------------------------------------------------------------------------------
Meldisco:
   Net sales                                   $1,444.1    $1,310.1    $1,236.7
   Operating profit(1, 3)                         127.0       154.9       133.4
   Operating profit before
      restructuring, asset impairment
      and other charges (reversals), net          136.1       154.9       133.4
   Identifiable assets at year-end(4)             329.8       200.8       319.7
   Depreciation and amortization                   15.2        14.6        14.0
   Additions to property and equipment              2.7         3.1         6.3
Athletic:
   Net sales                                    1,016.4       927.0       643.3
   Operating (loss) profit(1, 2, 3)               (84.5)       26.5        32.3
   Operating profit before
     restructuring, asset impairment
     and other charges (reversals), net            13.3        25.6        29.0
   Identifiable assets at year-end                356.5       437.9       238.5
   Depreciation and amortization                   29.0        24.9        20.5
   Additions to property and equipment             24.4        21.0         8.6
Corporate:
   General corporate expense(1, 2, 3)              (6.6)      (12.1)       (7.1)
   General corporate expense before
     restructuring, asset impairment
     and other charges (reversals), net            (6.6)       (9.1)       (8.5)
   Identifiable assets at year-end(4)             179.2       133.9        46.1
   Depreciation and amortization                    1.2         0.5         0.2
   Additions to property and equipment             41.5        17.1         8.2
Consolidated:
   Net sales                                    2,460.5     2,237.1     1,880.0
   Operating profit(1,2, 3)                        36.0       169.3       158.6
   Operating profit before
     restructuring, asset impairment
     and other charges (reversals), net           142.8       171.4       153.9
   Interest expense, net                           15.3        10.2         2.3
--------------------------------------------------------------------------------
   Earnings before income taxes and
     minority interests                        $   20.7    $  159.1    $  156.3
================================================================================
Identifiable assets at year-end                   865.5       772.6       604.3
Assets of discontinued operations                   0.5         1.1         7.9
--------------------------------------------------------------------------------
Total assets at year-end                       $  866.0    $  773.7    $  612.2
================================================================================
Depreciation and amortization                      45.3        40.0        34.7
Total additions to property and equipment      $   68.6    $   41.2    $   23.1
================================================================================

Operating profit is defined as total revenues less operating expenses. Identifiable assets include those assets directly related to each segment's operations.

(1) During 2001, the Company recorded net restructuring, asset impairment and other charges totaling $106.8 million ($70.3 million after taxes) relating primarily to store exit costs, inventory write-downs and asset impairments associated with accelerating the closing of under-performing stores in the athletic and Meldisco segments totaling $110.3 million, partially offset by a restructuring and other charge reversal in the athletic segment of $3.5 million.

(2) 2000 includes a reversal of the 1998 restructuring charge of $0.9 million ($0.5 million after taxes) at athletic and a loss on investment of $3.0 million at Corporate.

(3) 1999 includes special charges recorded in connection with the Company's restructuring, asset impairment and other charges.

(4) During 2000, the Company moved its property, plant and equipment associated with its distribution centers to Corporate. In previous years, these assets were reported as part of the Meldisco segment.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements
             (tabular dollars in millions, except per share amounts)

SUMMARY OF QUARTERLY RESULTS - UNAUDITED

Summary data for the years ended December 29, 2001 and December 30, 2000 is as follows:

                          1st Qtr    2nd Qtr  3rd Qtr(1,2) 4th Qtr(3)  Total
--------------------------------------------------------------------------------
Net sales
2001                      $ 517.1    $ 649.0    $ 656.4    $ 638.0    $2,460.5
2000                        439.7      589.4      592.7      615.3     2,237.1
--------------------------------------------------------------------------------
Gross profit
2001                      $ 147.1    $ 205.6    $ 168.1    $ 188.6    $  709.4
2000                        127.1      192.0      193.8      193.9       706.8
--------------------------------------------------------------------------------
Net (loss) income
2001                      $  (4.1)   $  16.1    $ (44.5)   $   9.1    $  (23.5)
2000                          2.8       15.4       24.6       17.6        60.4
--------------------------------------------------------------------------------
  Earnings per share(4)
2001 Basic
Net (loss) income            (0.20)      0.80      (2.20)      0.45       (1.16)
2001 Diluted
Net (loss) income            (0.20)      0.78      (2.20)      0.44       (1.16)
2000 Basic
Net income                    0.14       0.78       1.24       0.88        3.03
2000 Diluted
Net income                    0.14       0.76       1.21       0.86        2.97
--------------------------------------------------------------------------------
(1) During the third quarter of 2001, the Company recorded net restructuring, asset impairment and other charges totaling $101.5 million ($66.9 million after taxes) relating primarily to store exit costs, inventory write-downs and asset impairments associated with accelerating the closing of under-performing stores in the athletic and Meldisco segment.
--------------------------------------------------------------------------------
(2) In 2000, the Company recorded a reversal of the 1998 restructuring charge relating to lease obligations for Footaction closed stores of $0.9 million pre-tax.
--------------------------------------------------------------------------------
(3) During the fourth quarter of 2001, the Company recorded net restructuring, asset impairment and other charges totaling $7.9 million ($5.1 million after taxes) relating primarily to inventory write-downs and asset impairments associated with accelerating the closing of under-performing stores in the athletic and Meldisco segments and recorded a restructuring and other charge reversal in the athletic segment totaling $2.6 million ($1.7 million after taxes).
--------------------------------------------------------------------------------
(4) Computations for each quarter are independent. Earnings per share data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price and the application of the treasury stock method for determining the dilutive effect of stock options.
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers is furnished under the heading "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 1 of this report.

All other information required by this Part III (Items 10, 11, 12 and 13), will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year and is incorporated herein by reference. The Compensation Committee report on executive compensation and the performance graph included in such proxy statement shall not be deemed incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(l) Financial Statements

The following financial statements are included within this document.

  Independent Auditors' Report                                              40

  Consolidated Statements of Operations for the
     fiscal years ended December 29, 2001,
     December 30, 2000 and January 1, 2000                                  41

  Consolidated Balance Sheets as of December 29, 2001
     and December 30, 2000                                                  42

  Consolidated Statements of Shareholders'
   Equity and Comprehensive Income for the
    fiscal years ended December 29, 2001,
    December 30, 2000 and January 1, 2000                                   43

  Consolidated Statements of Cash Flows for the
     fiscal years ended December 29, 2001,
     December 30, 2000 and January 1, 2000                                  44

  Notes to Consolidated Financial Statements                                45

(a)(2) Schedule

The following schedule is included in Part IV of this report:               Page
                                                                            ----

  Schedule II - Valuation and Qualifying Accounts
       for the fiscal years ended December 29, 2001,
       December 30, 2000 and January 1, 2000                                 F-1

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

                                      FOOTSTAR, INC.

                                      By  /s/J. M. ROBINSON
                                          --------------------------------------
                                          J. M. Robinson, Chairman of the Board,
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

       Signature                        Title                       Date
       ---------                        -----                       ----
/s/STEPHEN R. WILSON           Executive Vice President        March 20, 2002
------------------------       and Chief
Stephen R. Wilson              Financial Officer

/s/ROBERT A. DAVIES, III       Director                        March 20, 2002
------------------------
Robert A. Davies, III

                               Director
------------------------
George S. Day

/s/STANLEY P. GOLDSTEIN        Director                        March 20, 2002
------------------------
Stanley P. Goldstein

/s/TERRY R. LAUTENBACH         Director                        March 20, 2002
------------------------
Terry R. Lautenbach

/s/BETTYE MARTIN MUSHAM        Director                        March 20, 2002
------------------------
Bettye Martin Musham

/s/KENNETH S. OLSHAN           Director                        March 20, 2002
------------------------
Kenneth S. Olshan

/s/NEELE E. STEARNS, JR.       Director                        March 20, 2002
------------------------
Neele E. Stearns, Jr.

                                   Schedule II
                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
     Years ended December 29, 2001, December 30, 2000, and January 1, 2000
                              (dollars in millions)

                                         Additions
                             Balance at  Charged to
                              Beginning  Costs and                   Balance at
Description                    of Year    Expenses   Deductions(1)   End of Year
-----------                   --------    --------   -------------   -----------

Accounts Receivable:

Allowance for Doubtful
 Accounts:

Year Ended December 29, 2001    $2.3        $0.2        $(0.3)         $2.2
                                ====        ====        =====          ====

Year Ended December 30, 2000    $2.4        $0.2        $(0.3)         $2.3
                                ====        ====        =====          ====

Year Ended January 1, 2000      $1.2        $2.0        $(0.8)         $2.4
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

3.2       Amended and Restated Bylaws of Footstar, Inc. as of March 15, 2001.

4.1 Rights Agreement, dated as of March 8, 1999, between Footstar, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes, as Exhibit A, the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.'s Form 8-A dated March 9, 1999).

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