Form 10-Q
period 2002-03-30
FOOTSTAR INC
filed 2002-05-14
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended  March 30, 2002
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

                           Yes   X     No
                                --        --

Number of shares outstanding of the issuer's Common Stock:

         Class                           Outstanding as of March 30, 2002
         -----                           --------------------------------
Common Stock, $.01 par value                        20,112,831

                                      INDEX



Part I. - Financial Information                                         Page No.
                                                                        --------

Item 1.  Financial Statements

Consolidated Condensed Statements of Operations -
       Three Months Ended March 30, 2002 and March 31, 2001                    3

Consolidated Condensed Balance Sheets -
       March 30, 2002, December 29, 2001 and March 31, 2001                    4

Consolidated Condensed Statements of Cash Flows -
       For Three Months Ended March 30, 2002 and March 31, 2001                5

Notes to Consolidated Condensed Financial Statements                        6-14

Independent Auditors' Review Report                                           15

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       16-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        22-23

Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     24

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

                                                          Three Months Ended
                                                       -------------------------
                                                        March 30,      March 31,
                                                          2002           2001
                                                       ----------      ---------

Net sales                                               $553.8          $517.2
Cost of sales                                            399.8           370.1
                                                        ------          ------
Gross profit                                             154.0           147.1
Store operating, selling, general and
    administrative expenses                              143.0           134.4
Depreciation and amortization                             10.1            11.9
Restructuring and other charges (reversals), net           6.5              --
                                                        ------          ------
Operating (loss) profit                                   (5.6)            0.8
Interest expense, net                                      2.0             3.3
                                                        ------          ------
Loss before income taxes and minority interests           (7.6)           (2.5)
Income tax benefit                                        (2.4)           (0.8)
                                                        ------          ------
Loss before minority interests                            (5.2)           (1.7)
Minority interests in net income                           0.9             2.4
                                                        ------          ------
Net loss                                                $ (6.1)         $ (4.1)
                                                        ======          ======
Weighted average shares outstanding:
Basic:                                                    20.4            20.1
                                                        ======          ======
Diluted:                                                  20.4            20.1
                                                        ======          ======
Loss per share:
Basic:                                                  $(0.30)         $(0.20)
                                                        ======          ======
Diluted:                                                $(0.30)         $(0.20)
                                                        ======          ======
Loss per share excluding
  amortization of goodwill and intangible
  asset with indefinite useful life:
  Basic                                                 $(0.30)         $(0.19)
                                                        ======          ======
Diluted                                                 $(0.30)         $(0.19)
                                                        ======          ======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
              (tabular amounts in millions, except for share data)

                                                                      March 30,  December 29,     March 31,
                                                                        2002         2001           2001
                                                                      ---------  ------------     ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                          $  14.9      $  12.4      $  17.8
     Accounts receivable, net                                              67.8         69.6         55.6
     Inventories                                                          439.2        368.5        513.6
     Prepaid expenses and other current assets                             60.0         61.2         39.6
                                                                        -------      -------      -------
Total current assets                                                      581.9        511.7        626.6
     Property and equipment, net                                          269.7        258.6        262.1
     Goodwill, net                                                         42.4         42.4         35.8
     Intangible assets, net                                                23.1         23.6         20.4
     Deferred charges and other non-current assets                         29.7         29.7         33.2
                                                                        -------      -------      -------
Total assets                                                            $ 946.8      $ 866.0      $ 978.1
                                                                        =======      =======      =======
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                   $ 135.5      $ 108.8      $ 158.0
     Accrued expenses                                                     160.0        144.0        130.9
     Income taxes payable                                                  11.0         12.2          3.8
     Notes Payable                                                           --           --         91.7
                                                                        -------      -------      -------
Total current liabilities                                                 306.5        265.0        384.4
     Long-term debt                                                       193.3        146.9        120.0
     Other long-term liabilities                                           68.3         70.7         66.6
     Minority interests in subsidiaries                                    76.5         75.7         84.0
                                                                        -------      -------      -------
Total liabilities                                                       $ 644.6      $ 558.3      $ 655.0
                                                                        -------      -------      -------
Shareholders' Equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,824,400, 30,770,372 and 30,636,884
        shares issued                                                       0.3          0.3          0.3
     Additional paid-in capital                                           348.2        347.3        346.2
     Accumulated other comprehensive income                                  --         (0.1)        (0.1)
     Treasury stock: 10,711,569, 10,711,569 and 10,749,016 shares
        at cost                                                          (310.6)      (310.6)      (311.7)
     Unearned compensation                                                 (6.2)        (5.8)        (7.6)
     Retained earnings                                                    270.5        276.6        296.0
                                                                        -------      -------      -------
Total shareholders' equity                                              $ 302.2      $ 307.7      $ 323.1
                                                                        -------      -------      -------
Total liabilities and shareholders' equity                              $ 946.8      $ 866.0      $ 978.1
                                                                        =======      =======      =======

     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (tabular amounts in millions)

                                                             Three Months Ended
                                                        ------------------------
                                                         March 30,     March 31,
                                                           2002          2001
                                                        ----------     ---------

Net cash used in operating activities                     $(22.9)       $(66.3)
                                                          ------        ------
Cash flows (used in) provided by investing activities:
     Acquisition of footwear assets of J. Baker               --         (59.0)
     Additions to property and equipment                   (24.5)         (8.7)
     Proceeds from sale of building                          3.2            --
                                                          ------        ------
     Net cash used in investing activities                 (21.3)        (67.7)
                                                          ------        ------
Cash flows (used in) provided by financing activities:
     Treasury stock issued                                    --           1.0
     Payment on stock incentive plans                       (0.6)         (0.5)
     Net proceeds from notes payable                        46.4         137.7
     Payments on capital leases                             (0.1)         (0.1)
     Payments on mortgage note                              (0.2)         (0.2)
     Other                                                   1.2          (0.4)
                                                          ------        ------
     Net cash provided by financing activities              46.7         137.5
                                                          ------        ------
Net increase in cash and cash equivalents                    2.5           3.5

Cash and cash equivalents, beginning of period              12.4          14.3
                                                          ------        ------
Cash and cash equivalents, end of period                  $ 14.9        $ 17.8
                                                          ======        ======


     See accompanying notes to consolidated condensed financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (tabular amounts in millions)

1. Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 2002 and the results of operations and cash flows for the three-month periods ended March 30, 2002 and March 31, 2001, respectively. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K.

2. Significant Relationship with Kmart

Footstar has a significant business relationship with Kmart. Footstar operates the licensed footwear departments in Kmart stores through its Meldisco subsidiaries, in which Kmart owns a 49 percent equity interest. Under the agreement with Kmart, these Meldisco subsidiaries retain title to the inventory in each licensed footwear department up until the time the product is sold and are responsible for staffing the footwear departments. Kmart collects the proceeds of each sale and, on a weekly basis, Kmart remits the proceeds of the sales to Meldisco less applicable deductions and fees. Meldisco has operated licensed footwear departments in Kmart stores since 1961. The licensed footwear departments in Kmart have historically provided a significant portion of Footstar's total annual sales and profits. For the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, Kmart footwear sales represented 49%, 58% and 64% of Footstar's net sales, respectively. Operating profit relating to Kmart footwear departments, excluding restructuring and other charges, reduced by Kmart's 49% equity interest in such departments was 81%, 78% and 73% of Footstar's operating profits in each of the fiscal years in the three year period ended December 29, 2001, respectively.

On January 22, 2002, Kmart filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart also announced that it had secured $2 billion in senior secured debtor-in-possession ("DIP") financing to be used to supplement its existing cash flows to fund its proposed reorganization and continuing operations. Kmart stated that its decision to seek judicial reorganization was based on a combination of factors, including a rapid decline in its liquidity resulting from Kmart's sales and earnings performance in its fourth quarter ending January 2002, the weakening of the surety bond market and an erosion of supplier confidence.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (tabular amounts in millions)

During March 2002, Kmart received bankruptcy court approval to close 283 under-performing stores. These 283 licensed footwear departments generated $116.5 million of sales for Footstar for fiscal year 2001 compared with $125.1 million for fiscal year 2000, or 4.7% and 5.6% of Footstar's total sales in the respective years. Total operating profits for 2001 from these 283 licensed departments were $9.3 million compared with $11.5 million in 2000. Footstar's operating profit from these 283 licensed departments reduced by Kmart's 49% equity interest in such departments (51% of total operating profit) was approximately $4.7 million in 2001, and $5.9 million in 2000, or 5.8% and 6.0% of Footstar's operating profits in the respective years after excluding such Kmart equity interest. Prior to Kmart's announcement, the Company took steps to mitigate the potential effect of these store closings by reducing inventory purchases, eliminating non-essential projects and reducing headcount in Meldisco and at Footstar's corporate offices. The Company expects the 283 stores to be closed by the end of the second quarter of 2002.

Note 7 below describes the charges recorded during the first quarter of 2002 relating to Kmart's store closing plan.

3. Acquisition of J. Baker

On February 4, 2001, the Company completed the acquisition of the footwear assets of J. Baker, Inc. and its subsidiaries. At the date of acquisition, the business operated 1,163 licensed footwear departments under 13 agreements with retail chains including Ames, Roses, Stein Mart and Spiegel. Assets purchased by the Company included inventory, store fixtures, intellectual property and license agreements. The cash consideration paid for the assets was $59.0 million.

The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of J. Baker from the acquisition date. The results of operations generated from the assets acquired are reported as part of the Company's Meldisco segment. Based on purchase price allocations, the excess of the purchase price over the fair market value of the net assets acquired, amounting to approximately $26.7 million, was recorded as goodwill. Effective the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. See the "Goodwill and Other Intangible Assets" section of these notes for additional information.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

4. Segment Information

Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under Statement No. 131, licensed footwear departments operated by the Company represent operating segments that have been aggregated into the reporting segment called "Meldisco" for financial reporting purposes. The assets of the two athletic footwear and apparel chains, Footaction and Just For Feet, have been aggregated into the reporting segment called "Athletic" for reporting purposes.

                                                 Three Months Ended March 30, 2002
                             ----------------------------------------------------------------------
($ in millions)              Meldisco(1),(3)   Athletic(2),(3),(4)    Corporate(3),(4)     Total(4)
---------------              ---------------   -------------------    ----------------     --------
Net sales                        $315.6              $238.2                 $  --           $553.8

Operating profit (loss)
  before restructuring and
  other charges                    12.3                 3.0                  (1.3)            14.0
Restructuring and other
  charges (reversals)              14.8                 4.4                   0.4             19.6
Operating loss                     (2.5)               (1.4)                 (1.7)            (5.6)

                                                 Three Months Ended March 31, 2001
                             -----------------------------------------------------------------------
($ in millions)                 Meldisco(1)      Athletic(2),(4)        Corporate(4)        Total(4)
---------------              ---------------   -------------------    ----------------     ---------
Net sales                         $276.6             $240.6                  $ --           $517.2

Operating profit (loss)              7.5               (5.3)                 (1.4)             0.8

(1) The licensed footwear departments have been combined and reported as the Meldisco segment.
(2) Footaction and Just For Feet have been combined and reported as the athletic segment.
(3) The operating profit (loss) before restructuring and other charges, excludes certain costs related to the Company's restructuring plan and Kmart's store closing plan. Restructuring and other charges amounted to $19.6 million, $13.1 million related to inventory write-downs, which were recorded as a component of cost of sales, and $6.5 million related to severance and building exit costs. Meldisco, athletic and Corporate recorded $14.8 million, $4.4 million and $0.4 million of these charges, respectively.
(4) Amortization expense included in 2001 but no longer required in 2002 as a result of the Company's adoption of Statement 142 totaled $0.2 million, $0.1 million and $0.3 million for athletic, corporate and the consolidated Company, respectively.

5. Comprehensive Loss

Statement No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gain (loss) in the fair value of derivatives, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive loss for the three-month period ended March 30, 2002 was $6.1 million which contains $0.034 million of unrealized gain on interest rate swap transactions and net loss of $6.1 million. Comprehensive loss for the three-month period ended March 31, 2001 was $4.1 million and contains no other components other than the net loss.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
         (tabular amounts in millions, except share and per share data)

6. Earnings per Share

The table below shows the reconciliation of the earnings available to common stockholders and the shares used in calculating basic and dilutive earnings per common share.

                                                        Three Months Ended
                                                  ---------------------------
                                                    March 30,       March 31,
                                                      2002            2001
                                                  -----------     -----------

Numerator for Basic and Diluted EPS - Net loss          $(6.1)          $(4.1)
                                                  ===========     ===========
Denominator:
  Shares outstanding at beginning of period        20,058,803      19,854,778
  Weighted average deferred compensation
    shares earned not issued                          304,891         284,572

  Weighted average shares issued                       17,873           9,933
                                                  -----------     -----------
Denominator for Basic EPS-Weighted average
 common shares outstanding                         20,381,567      20,149,283
                                                  -----------     -----------
  Dilutive effect of stock options(1)                      --              --
                                                  -----------     -----------
  Denominator for Diluted EPS-Adjusted
    weighted average common shares outstanding     20,381,567      20,149,283
                                                  -----------     -----------
  Basic loss per share                                 $(0.30)         $(0.20)
                                                  ===========     ===========
  Diluted loss per share                               $(0.30)         $(0.20)
                                                  ===========     ===========

(1) The computation of diluted EPS should not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on earnings per share. For fiscal 2001, the Company had a loss from operations and, as a result, any assumed conversions would result in reducing the loss per share and therefore are not included in the calculation.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

7. Restructuring and Other Charges (Reversals)

During the first quarter of 2002, the Company approved a restructuring plan in connection with its athletic reorganization and incurred other charges relating to Kmart's store closing plan (the "charges"). In connection with these charges, the Company recorded pre-tax restructuring and other charges totaling $20.4 million ($8.5 million after tax and minority interest) for the write-down of inventory, building exit costs and severance costs. In addition, the Company reversed approximately $0.8 million ($0.6 million after taxes) of the charge recorded in 2001 relating to exit costs associated with a landlord relationship assumed in the J. Baker acquisition.

These charges cover costs related to inventory write-downs and severance costs in connection with Kmart's announcement of its plan to close 283 stores, as well as costs to shut down the Company's Irving, Texas Footaction offices, including building exit costs and severance costs in connection with the Company's plan to combine the marketing, planning, finance and human resources functions of its two athletic chains, Footaction and Just For Feet.

The most significant component of these charges included the write-down of certain inventory in the Meldisco segment, which totaled $13.1 million and has been recorded as a component of cost of sales.

In connection with the consolidation of the Company's athletic divisions, the Company established reserves within the athletic segment for costs to exit its Footaction headquarters building of $2.3 million and severance costs of $2.1 million. In connection with Kmart's 283 store closings, Meldisco established reserves for various exit costs and severance costs totaling $0.6 million and $1.9 million, respectively. Costs are being charged against the reserves as incurred and the reserves will be reviewed periodically to determine their adequacy.

The following table displays a rollforward of the activity for the three month period ended March 30, 2002 and significant components of the restructuring and other charges and the related reserves remaining as of March 30, 2002. The balance at December 30, 2001 primarily relates to severance and lease termination costs associated with the Company's 2001 and 1998 restructuring, asset impairment and other charges.

                                 Balance
                               December 29,       Additional                       Remaining at
                                   2001        Charge/(Reversal)     Usage        March 30, 2002
                                   ----        -----------------     -----        --------------
Non-cash components:
     Inventory write-downs        $  --              $13.1           $13.1             $ --
Cash components:
     Severance costs                1.5                4.4             0.8               5.1
     Store, building and
          lease exit costs         29.1                2.1             3.2              28.0
                                  -----              -----            -----             -----
         Total                    $30.6              $19.6            $17.1             $33.1
                                  =====              =====            =====             =====

The 2002 usage primarily consists of permanent markdowns of inventory, various lease costs and severance payments.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

8. Supplemental Cash Flow Information

                                             Three Months Ended
                                       ------------------------------
                                       March 30,            March 31,
                                         2002                 2001
                                       ---------            ---------
     Cash (received) paid for
      income taxes                      $(2.5)                $11.1
     Cash paid for interest             $ 2.0                  $4.5

9. Long-term Debt

Effective May 25, 2000, the Company entered into a three-year, $325 million revolving credit facility with a syndicate of banks. This facility replaced a $300 million revolving credit facility, which was due to expire September 18, 2000. As of March 30, 2002, there was $193.3 million outstanding under the credit facility and the weighted average interest rate on the outstanding balance was 3.9%. As of March 31, 2001, there was $211.7 million outstanding under the Credit Facility with an average interest rate of 6.7%.

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

The Company is committed to the continued expansion of its distribution center located in Mira Loma, California. The Company spent $7.5 million on this project during the first quarter of 2002 and expects to spend an additional $13 million on this project during the remainder of 2002.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
             (tabular amounts in millions, except amortizable lives)

11. Goodwill and other Intangible Assets

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144. See the "Impact of Recently Issued Accounting Standard" note for more information.

The Company adopted the provisions of Statement No. 142 effective the first day of fiscal 2002. The Company ceased the amortization of all unamortized goodwill and ceased the amortization of $9.9 million of an unamortized intangible asset, which has an indefinite useful life. At March 30, 2002, goodwill relating to the Meldisco and the athletic segments totaled $26.7 million and $15.7 million, respectively. Amortization expense related to goodwill was $0.3 million for the quarter ended March 31, 2001. Amortization expense related to the intangible asset with an indefinite useful life was $0.1 million for the quarter ended March 31, 2001.

In connection with the adoption of Statement No. 142, the Company reassessed the useful lives of its amortizable intangible assets to be as noted in the table below, which did not change from previous years. Additionally, the unamortizable tradename is determined to have an indefinite useful life due to its expected ability to generate cash flows indefinitely. As of March 30, 2002 the Company reevaluated the fair value of the unamortizable tradename and determined that there was no impairment of the intangible asset.

The following table shows information regarding intangible assets that are deemed to have a finite life and are therefore currently amortized in accordance with Statement No. 142 and intangibles with indefinite life which are no longer being amortized.


                                            As of March 30, 2002      As of December 29, 2001     As of March 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                           Gross                      Gross                      Gross
                          Amortizable    Carrying     Accumulated    Carrying    Accumulated    Carrying     Accumulated
                             lives        Amount      Amortization    Amount     Amortization     Amount    Amortization
Amortizable assets

  Tradenames                 10-20         $12.7          $2.0         $12.7         $1.7          $ 7.5         $0.7
  Feet.com                     5             1.2           0.5           1.2          0.5            1.2          0.3
  Customer Database            5             3.1           1.3           3.1          1.1            3.1          0.7

Unamortizable asset

  Tradenames                                10.5           0.6          10.5          0.6           10.5          0.2
-------------------------------------------------------------------------------------------------------------------------
        Total                              $27.5          $4.4         $27.5         $3.9          $22.3         $1.9
-------------------------------------------------------------------------------------------------------------------------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

The following schedule shows the reconciliation between net loss and the net loss excluding amortization of goodwill and amortization of tradename with an indefinite life at March 31, 2001 as well as the related impact on basic and dilutive loss per share.


                                                      For the three months
                                                     ended March 30, 2001
                                                     --------------------
         Net loss reported                                   $(4.1)
         Add back: Goodwill amortization                       0.3
         Add back: Tradename amortization                      0.1
         Adjusted net loss                                   $(3.7)
                                                            ======

         Basic loss per share:
                  Net loss                                  $(0.20)
                  Goodwill amortization                     $ 0.01
                  Tradename amortization                        --
                  Adjusted net loss                         $(0.19)

         Diluted loss per share:
                  Net loss                                  $(0.20)
                  Goodwill amortization                     $ 0.01
                  Tradename amortization                        --
                  Adjusted net loss                         $(0.19)

The following table lists amortization expense relating to these intangible assets for the quarter ended March 30, 2002 and projected amortization expense for the next five years.

         Quarter ended March 30, 2002                         $0.5
         Fiscal year 2002                                      2.1
         Fiscal year 2003                                      2.1
         Fiscal year 2004                                      2.1
         Fiscal year 2005                                      1.4
         Fiscal year 2006                                      1.2

The Company has six months from the date of adoption to complete the initial test of impairment for goodwill and will perform that test by June 29, 2002. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate whether any goodwill-related transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

12. Interest Rate Swap Agreements

The Company incurs variable rate debt through its Credit Facility. This debt exposes the Company to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of its interest expense, effective January 8, 2002, the Company entered into four interest rate swap agreements with a total notional amount of $60 million, which fix the rate at 3.6% on the notional amount of $60 million. For the quarter ended March 30, 2002, interest rate cash flow hedges resulted in immaterial ineffectiveness. The fair value of each interest rate swap (the net interest receivable/payable) is reflected in the consolidated balance sheet as a current receivable and other comprehensive income totaling $0.034 million at March 30, 2002. Since the interest rate swaps qualified as a cash flow hedge and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive income. The Company does not expect to charge any net derivative gains included in other comprehensive income as of March 30, 2002 to earnings during the next twelve months. The Company does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. The Company does not hold derivative financial investments for trading or speculation purposes.

13. Impact of Recently Issued Accounting Standard

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

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The application of Statement No. 144 in January 2002 did not have a material impact on the Company's consolidated financial statements.

Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the consolidated condensed balance sheet of Footstar, Inc. and subsidiary companies as of March 30, 2002 and March 31, 2001 and the related consolidated condensed statements of operations for the three-month periods ended March 30, 2002 and March 31, 2001, respectively and condensed cash flows for the three-month periods ended March 30, 2002 and March 31, 2001, respectively. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of December 29, 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2002, except as to the third paragraph of the "Business Risk" note which was as of March 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /S/KPMG LLP

New York, New York
April 24, 2002

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

General

                                                    Three Months Ended
                                               ---------------------------
                                               March 30,         March 31,
      ($ in millions)                            2002              2001
                                               ---------         ---------
      Company:
      Net sales                                 $553.8            $517.2
      Net sales % change from prior year           7.1%             17.6%
      Same store sales % change                    7.5%             (4.2%)

      Meldisco:
      Net sales                                 $315.6            $276.6
      Net sales % change from prior year          14.1%              0.9%
      Same store sales % change                   11.1%             (8.8%)
      % of consolidated net sales                 57.0%             53.5%

      Athletic:
      Net sales                                 $238.2            $240.6
      Net sales % change from prior year          (1.0%)            45.3%
      Same store sales % change                    3.2%              4.3%
      % of consolidated net sales                 43.0%             46.5%

Consolidated net sales for the three months ended March 30, 2002, were $553.8 million, an increase of 7.1% from net sales of $517.2 million for the same period of 2001. Same store sales for the three-month period increased 7.5% compared to the year-ago period. Total sales for Meldisco increased 14.1% to $315.6 million, due to the Easter shift from April last year to March this year and strong sales inside Kmart during the entire quarter. Meldisco's same store sales increased 11.1%. Colder weather early in the quarter helped drive sales of winter-related product while warmer weather later in the quarter aided in driving strong sales of spring-related product. In the athletic segment, total sales decreased 1.0% to $238.2 million due to fewer athletic stores in operation this year compared with 2001. Athletic same store sales increased 3.2%, with increases in most categories.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Restructuring and Other Charges (Reversals), Net

The Company recorded pre-tax charges totaling $20.4 million partially offset by a restructuring reversal totaling $0.8 million ($19.6 million, net of reversal and $7.9 million after taxes and minority interests) during the first quarter of 2002. The charge consists of non-cash inventory write-downs, severance and building exit costs associated with the announced Kmart store closings, severance and exit costs associated with the closing of the Company's Dallas facility due to the consolidation of certain departments within the athletic division and reversals of certain lease costs from the 2001 restructuring charge. In connection with this charge, the Company recorded inventory write-downs of $13.1 million, which were included as a component of cost of sales and severance costs and net building exit costs, which amounted to $6.5 million, which were included in operating costs and expenses.

Cost of Sales and Expenses
                                                  Three Months Ended
($ in millions, % are                    ---------------------------------------
percent of net sales)                     March 30, 2002         March 31, 2001
                                         ----------------      -----------------
Sales                                    $553.8    100.0%      $517.2    100.0%

Cost of sales                             386.7     69.8%       370.1     71.6%
Cost of sales - other charges              13.1      2.4%                   --
                                         ------    ------      ------    ------
      Total cost of sales                 399.8     72.2%       370.1     71.6%

Gross margin                              154.0     27.8%       147.1     28.4%

Store operating, selling, general and
   administrative expenses                143.0     25.8%       134.4     26.0%
Restructuring and other charges             6.5      1.2%          --       --
Depreciation and amortization              10.1      1.8%        11.9      2.3%

Cost of Sales

Cost of sales for the first quarter of 2002, as a percent of net sales, increased from the corresponding prior-year period due to other charges representing inventory write-downs in connection with Kmart's announcement of its plan to close 283 stores. Gross profit increased to $154.0 million due to higher margins at both Meldisco (before inventory write downs) and in the athletic segment. Gross margins at Meldisco were higher due to the sales of regular priced product and lower clearance sales. Gross margins for the athletic division were higher than last year at both Footaction and Just For Feet as a result of a better inventory position, as well as a less aggressive promotional environment than a year ago.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Store Operating, Selling, General and Administrative Expenses

First quarter 2002, store operating, selling, general and administrative ("SG&A") expenses, as a percent of net sales, decreased 20 basis points from the same year-ago period as a result of better operating leverage from the J. Baker and Just For Feet acquisitions. First quarter 2002 SG&A expenses increased from $134.4 million to $143.0 million or $8.6 million due to higher variable SG&A expenses driven by the higher sales volume during the first quarter of 2002.

Operating Profit (Loss)

Operating profit for each segment is presented below before restructuring and other charges, which are recorded on a separate line.

                                                Three Months Ended
                              --------------------------------------------------------
                                    March 30, 2002                  March 31, 2001
                              --------------------------      ------------------------
($ in millions)               Amount      % of Net Sales      Amount    % of Net Sales
                              ------      --------------      ------    --------------
Meldisco                       $12.3             3.9%          $7.5           2.7%
Athletic                         3.1             1.3%          (5.3)         (2.2%)
Corporate overhead              (1.4)             --           (1.4)           --
Restructuring and other
  charges/(reversals)           19.6              --             --            --
                               -----                            ----
      Total                    ($5.6)           (1.0%)          $0.8          0.2%
                               =====                            ====


During the first quarter ended March 30, 2002, operating profit after restructuring and other charges as a percent of net sales decreased versus the same period of 2001 due to the first quarter 2002 restructuring and other charges relating primarily to inventory write-downs and employee severance and exit costs associated with the closing of 283 Kmart stores and employee severance and building exit costs relating to the consolidation of certain departments within the Company's athletic segment. The $19.6 million net charge includes the Company's reversal of approximately $0.8 million of charges recorded in 2001 relating to exit costs associated with a landlord relationship assumed in the J. Baker acquisition. Excluding these charges, operating profit would have been $14.0 million for the first quarter 2002. The increase in operating profit excluding restructuring charges during the quarter was due to the increased comparable store sales as well as stronger margins in both divisions. Meldisco operating profit increased due to the strong performance at the Kmart footwear departments, partially offset by an operating loss in the footwear departments outside of Kmart, which were unable to absorb fixed payroll costs as a result of lower than anticipated sales volume. Athletic operating profit increased due to the closing of under-performing stores, positive comp store sales and a less promotional athletic footwear market.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Liquidity and Financial Condition

The Company's inventories at the end of the first quarter decreased by approximately 14.5% versus the same quarter of 2001. The decrease is attributable to lower inventory levels in Meldisco and at both athletic chains. The Company's accounts receivable balance as of March 30, 2002, increased by $12.2 million or 21.9% versus the prior year. This increase is attributable to a $9.2 million receivable related to Ames (see note 11 "Commitments and Contingencies" for more information). Other current assets were higher than last year due to deferred taxes related to the restructuring charges. Accounts payable balances were lower than last year due to the lower overall level of inventories.

Net cash used by operating activities totaled $22.9 million in 2002, compared with $66.3 million for 2001. The Company's principal sources of liquidity used in funding its short-term operations are its operating cash flows and bank borrowings. The Company has a $325 million 3-year revolving credit facility with a syndicate of banks, which was effective May 25, 2000 (collectively, with all amendments the "Credit Facility"). The Credit Facility contains various operating covenants, which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate, make capital expenditures or declare and make dividend payments. Under the Credit Facility, the Company is required to comply with financial covenants relating to debt and interest coverage. As of March 30, 2002 the Company was in compliance with all covenants.

As of March 30, 2002 the Company had $193.3 million in borrowings, classified as long-term debt. At March 31, 2001, the Company had $211.7 million in borrowings classified in both notes payable and long-term debt. Net interest expense for the three months ended March 30, 2002 was $2.0 million compared to $3.3 million for the same period of 2001. This decline in interest expense was due to lower interest rates during the first quarter of 2002.

On March 8th Kmart announced that it would close 283 underperforming stores. These 283 licensed departments generated $116.5 million of Footstar's total sales of $2.5 billion for fiscal year 2001. Total operating profits for 2001 from these licensed departments were $9.3 million. While the store closings are expected to negatively affect earnings, the Company believes the effect on 2002 cash flows to be minimal. The cash generated from the inventory liquidations, lower ongoing working capital requirements and reduced accounts receivable will offset most of the reduced cash flows from lower earnings. Until Kmart provides information about its future plans, it is premature to predict the impact of those plans, including the impact of any potential future Kmart store closings, on the Company or its Credit Facility. However, if Kmart were to elect to close additional stores, those store closings may have a negative effect on the Company's cash flows from operations. Store closings will also reduce the Company's total working capital requirements, and thus have a positive effect on the Company's liquidity, as Footstar's Meldisco division owns the related inventory and has a receivable balance for sales receipts from each Kmart licensed footwear department.

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

The Company expects that it will retain all available funds for the operation and expansion of its business and does not anticipate paying any cash dividends to shareholders in the foreseeable future.

Capital expenditures for the three months ended March 30, 2002 were $24.5 million. Total capital expenditures for the entire 2002 fiscal year are estimated to be between $70 to $80 million to continue the expansion of the Company's distribution center in Mira Loma, California, for 20 to 30 new stores in the athletic segment, new landlord growth in the Meldisco segment and for several projects to support the Company's information systems infrastructure.

Under the Company's arrangement with Kmart, Meldisco distributes annually to Kmart a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries and an excess rent payment which is contingent upon profits above certain levels. In April 2001, the Company distributed $51.2 million, representing Kmart's dividend, for its minority interest in the net earnings of each of the Kmart licensed departments for the fiscal year 2000 and $32.2 million representing Kmart's excess rent payment for fiscal year 2000. In April 2002, the Company distributed approximately $44.8 million and approximately $25.5 million respectively, representing Kmart's dividend for its minority interest in the net earnings of each of the Kmart licensed footwear department and excess rent for the fiscal year 2001.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

DERIVATIVES

As of March 30, 2002, the Company was not materially exposed to changes in the underlying values of its assets or liabilities nor was it materially exposed to changes in the value of expected foreign currency cash flows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments, except as described below.

INTEREST RATES

The Company's debt portfolio is subject to variable rates and is primarily seasonal in nature. The Company, from time to time, undertakes borrowings to finance working capital, acquisitions and other corporate borrowing requirements. The Company's peak borrowing periods coincide with peak inventory purchases. As of March 30, 2002, the Company had $193.3 million outstanding under its Credit Facility. The Company incurs variable rate debt through its Credit Facility. This debt exposes the Company to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of its interest expense, effective January 8, 2002, the Company entered into four interest rate swap agreements with a total notional amount of $60 million, which fix the rate on the notional amount.

The interest rate swaps change the variable-rate cash flow exposure on the notes to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the effect of fixed-rate notes. On the date the derivative was entered into, the Company designated the derivative as a cash flow hedge of a forecasted transaction related to a recognized liability. The Company formally documents the relationship between the hedged instrument and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also formally assessed, at the hedge's inception, and will assess on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. For the quarter ended March 30, 2002, interest rate cash flow hedges resulted in immaterial ineffectiveness. The fair value of each interest rate swap (the net interest receivable/payable) is reflected in the consolidated balance sheet as a current receivable and other comprehensive income totaling $0.034 million at March 30, 2002. Since the interest rate swaps qualified as a cash flow hedge and were determined to be highly effective, the changes in the fair value are recorded in other comprehensive income. The Company does not expect to charge any net derivative gains included in other comprehensive income as of March 30, 2002 to earnings during the next twelve months. The Company does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, the Company does not hold derivative financial investments for trading or speculation purposes.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Credit risk of derivative instruments is considered minimal as the Company maintains risk management control

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

systems to monitor the financial condition of the counterparties to the contract and interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations, as well as the Company's offsetting hedge positions.

FOREIGN EXCHANGE

The Company's offshore product sourcing and purchasing activities are denominated in US dollars and therefore the Company does not have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the past 3 reporting periods.

                          Part II. - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

a)       EXHIBIT INDEX
         -------------

Exhibit
         10.5 (a)  Employment Agreement for J. M. Robinson
         15        Accountants' Acknowledgment


b)       Reports -

         Reports on Form 8-K - On January 23, 2002, the Company filed a report on Form 8-K dated January 22, 2002 reporting the press release issued regarding the bankruptcy of Kmart Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FOOTSTAR, INC.

                                By: /s/ STEPHEN R.WILSON
                                    --------------------
                                Stephen R. Wilson
                                Executive Vice President and
                                Chief Financial Officer


Date:  May 14, 2002