Form 10-Q
period 2002-06-29
FOOTSTAR INC
filed 2002-08-13
CIK 1011308

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 29, 2002
                               -------------

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

                               Yes X     No __

Number of shares outstanding of the issuer's Common Stock:

         Class                                Outstanding as of June 29, 2002
         -----                                -------------------------------
Common Stock, $.01 par value                            20,160,426

                                      INDEX
                                      -----

Part I. - Financial Information                                         Page No.
                                                                        --------

Item 1. Financial Statements

Condensed Consolidated Statements of Operations -
        Three and Six Months Ended June 29, 2002 and June 30, 2001           3

Condensed Consolidated Balance Sheets -
        June 29, 2002, December 29, 2001 and June 30, 2001                   4

Condensed Consolidated Statements of Cash Flows -
        For Six Months Ended June 29, 2002 and June 30, 2001                 5

Notes to Condensed Consolidated Financial Statements                      6-17

Independent Auditors' Review Report                                         18

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    19-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk       27-28

Part II. - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                29

Item 6. Exhibits and Reports on Form 8-K                                   30

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

                                                               Three Months Ended                Six Months Ended
                                                            ------------------------        --------------------------
                                                            June 29,        June 30,        June 29,          June 30,
                                                              2002            2001            2002              2001
                                                            --------        --------        --------          --------
Net sales                                                   $ 593.1         $ 649.0         $1,146.9          $1,166.1
Cost of sales                                                 408.9           443.4            808.7             813.4
                                                            -------         -------         --------          --------
Gross profit                                                  184.2           205.6            338.2             352.7
Store operating, selling, general and
    administrative expenses                                   132.2           140.7            275.2             275.1

Bad debt expense (Note 2)                                       9.2              --              9.2                --
Depreciation and amortization                                  11.1            12.6             21.2              24.5
Restructuring, asset impairment and other
 charges (reversals), net                                       8.5              --             15.0                --
                                                            -------         -------         --------          --------
Operating profit                                               23.2            52.3             17.6              53.1
Interest expense, net                                           2.9             5.3              5.0               8.6
                                                            -------         -------         --------          --------
Income before income taxes, minority interest
     and cumulative effect of a change in
     accounting principle                                      20.3            47.0             12.6              44.5
Income tax provision                                            4.6            14.1              2.3              13.3
                                                            -------         -------         --------          --------
Income before minority interests and cumulative
     effect of a change in accounting principle                15.7            32.9             10.3              31.2
Minority interests in net income                               16.3            16.8             17.1              19.2
                                                            -------         -------         --------          --------
(Loss) income before cumulative effect of a
    change in accounting principle                             (0.6)           16.1             (6.8)             12.0
Cumulative effect of a change in accounting
     principle, net of income taxes of $6.8 million              --              --             18.2                --
                                                            -------         -------         --------          --------
Net (loss) income                                           $  (0.6)        $  16.1         $  (25.0)         $   12.0
                                                            =======         =======         ========          ========
Weighted average shares outstanding:
Basic:                                                         20.4            20.2             20.4              20.2
                                                            =======         =======         ========          ========
Diluted:                                                       20.4            20.7             20.4              20.8
                                                            =======         =======         ========          ========
(Loss) earnings per share:
Basic:
   (Loss) income before cumulative effect of a
       change in accounting principle                       $ (0.03)        $  0.80         $  (0.33)         $   0.59
   Cumulative effect of a change in accounting
       principle, net of taxes                                   --              --            (0.89)               --
                                                            -------         -------         --------          --------
   Net (loss) income                                        $ (0.03)        $  0.80         $  (1.22)         $   0.59
                                                            =======         =======         ========          ========
Diluted:
   (Loss) income  before cumulative effect of a
       change in accounting principle                       $ (0.03)        $  0.78         $  (0.33)         $   0.58
   Cumulative effect of a change in accounting
       principle, net of taxes                                   --              --            (0.89)               --
                                                            -------         -------         --------          --------
   Net (loss) income                                        $ (0.03)        $  0.78         $  (1.22)         $   0.58
                                                            =======         =======         ========          ========
(Loss) earnings  per share excluding
amortization of goodwill and intangible
asset with indefinite useful life:
Basic:                                                      $ (0.03)        $  0.82         $  (1.22)         $   0.64
                                                            =======         =======         ========         =========
Diluted:                                                    $ (0.03)        $  0.80         $  (1.22)         $   0.63
                                                            =======         =======         ========         =========

   See accompanying notes to the condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
              (tabular amounts in millions, except for share data)

                                                                                June 29,       December 29,     June 30,
                                                                                  2002            2001            2001
                                                                                --------       ------------     --------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $    9.4        $   12.4        $   16.5
     Accounts receivable, net                                                       51.0            69.6            59.4
     Inventories                                                                   426.2           368.5           498.6
     Prepaid expenses and other current assets                                      62.4            61.2            34.6
                                                                                --------        --------        --------
Total current assets                                                               549.0           511.7           609.1
     Property and equipment, net                                                   273.5           258.6           263.8
     Goodwill, net                                                                  17.4            42.4            36.8
     Intangible assets, net                                                         22.6            23.6            24.4
     Deferred charges and other non-current assets                                  30.4            29.7            21.2
                                                                                --------        --------        --------
Total assets                                                                    $  892.9        $  866.0        $  955.3
                                                                                ========        ========        ========
LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $  140.5        $  108.8        $  161.3
     Accrued expenses                                                              133.6           144.0           101.6
     Income taxes payable                                                           10.5            12.2             0.2
     Notes payable                                                                 213.8              --              --
                                                                                --------        --------        --------
Total current liabilities                                                          498.4           265.0           263.1
     Long-term debt                                                                   --           146.9           234.7
     Other long-term liabilities                                                    63.4            70.7            66.7
     Minority interests in subsidiaries                                             47.8            75.7            49.8
                                                                                --------        --------        --------
Total liabilities                                                               $  609.6        $  558.3        $  614.3
                                                                                --------        --------        --------
Shareholders' Equity:
     Common stock $.0l par value: 100,000,000
        shares authorized, 30,871,995, 30,770,372 and 30,636,884
        shares issued                                                                0.3             0.3             0.3
     Additional paid-in capital                                                    347.4           347.3           347.4
     Accumulated other comprehensive loss                                           (1.0)           (0.1)           (0.1)
     Treasury stock: 10,711,569, 10,711,569 and
        10,734,241 shares at cost                                                 (310.6)         (310.6)         (311.2)
     Unearned compensation                                                          (4.5)           (5.8)           (7.5)
     Retained earnings                                                             251.7           276.6           312.1
                                                                                --------        --------        --------
Total shareholders' equity                                                      $  283.3        $  307.7        $  341.0
                                                                                --------        --------        --------
Total liabilities and shareholders' equity                                      $  892.9        $  866.0        $  955.3
                                                                                ========        ========        ========

   See accompanying notes to the condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (tabular amounts in millions)

                                                                                         Six Months Ended
                                                                                ----------------------------------
                                                                                June 29, 2002        June 30, 2001
                                                                                -------------        -------------
Cash flows from operating activities:
      Net (loss) income                                                               (25.0)             12.0

Adjustments to reconcile:
      Restructuring and asset impairment (reversals) charges, net                      35.7                --
      Bad debt expense (Note 2)                                                         9.2                --
      Minority interests in net income                                                 17.2              20.0
      Depreciation and amortization                                                    21.2              24.4
      Impairment of goodwill                                                           25.0                --
      Loss on disposal of fixed assets                                                  0.3               1.3
      Stock incentive plans                                                            (2.3)              5.8

Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable, net                                    9.4              (5.2)
     Increase in inventories                                                          (78.4)           (108.3)
     Increase in prepaids, deferred charges and other assets                           (4.4)             (5.7)
     Increase in accounts payable and accrued expenses                                  7.5              34.0
     Decrease in federal income taxes payable and other liabilities                    (1.3)             (5.0)
                                                                                    -------          --------
Net cash provided by (used in) operating activities                                 $  14.1          $  (26.7)
                                                                                    -------          --------

Cash flows (used in) provided by investing activities:
     Acquisition of footwear assets of J. Baker                                          --             (59.0)
     Additions to property and equipment                                              (43.0)            (20.7)
     Proceeds from sale of building                                                     3.1                --
                                                                                    -------          --------
     Net cash used in investing activities                                            (39.9)            (79.7)
                                                                                    -------          --------

Cash flows (used in) provided by financing activities:
     Dividends paid to minority interests                                             (45.0)            (51.8)
     Treasury stock issued                                                               --               1.4
     Payment on stock incentive plans                                                  (0.6)             (0.5)
     Net proceeds from notes payable                                                   66.9             160.7
     Payments on capital leases                                                        (0.5)             (0.4)
     Payments on mortgage note                                                         (0.4)             (0.3)
     Other                                                                              2.4              (0.5)
                                                                                    -------          --------
     Net cash provided by financing activities                                         22.8             108.6
                                                                                    -------          --------

Net (decrease) increase in cash and cash equivalents                                   (3.0)              2.2

Cash and cash equivalents, beginning of period                                         12.4              14.3
                                                                                    -------          --------

Cash and cash equivalents, end of period                                            $   9.4          $   16.5
                                                                                    =======          ========

   See accompanying notes to the condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (tabular amounts in millions)

1. Basis of Presentation

In the opinion of Footstar, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 29, 2002 and the results of operations and cash flows for the three-month and six-month periods ended June 29, 2002 and June 30, 2001, respectively. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year or any other period. The condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K.

2. Subsequent Events - Ames Bankruptcy Proceeding

During the third quarter of fiscal year 2001, Ames, whose footwear department license was acquired by Footstar in the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Footstar subsidiaries currently operate licensed footwear departments within each of Ames' 332 stores. The Footstar subsidiaries own all footwear inventories and certain fixtures within these departments, and are responsible for staffing the departments.

As a result of Ames' performance and events subsequent to June 29, 2002, it is now expected that Ames will cease operations and close all of its stores over the next few months. Footstar management is currently in the process of developing plans to liquidate the inventory in the related footwear departments and exit those operations. The Company recorded a charge in the second quarter ended June 29, 2002, of $9.2 million as an allowance for bad debt in connection with its pre-petition receivables from Ames.

In addition to these charges, the Company now also expects to incur certain closing and severance related costs, along with costs related to inventory write-downs and asset impairments. These additional charges will be determined based upon the Company's final liquidation and exit plan which will be formulated once Ames liquidation plans are known. As of August 12, 2002 the Company's Ames operations had post-petition receivables of approximately $3.0 million, inventory with a cost of approximately $17.3 million and fixed assets with a net book value of $1.7 million. The Company has not recorded a reserve in the second quarter for the potential additional losses to be incurred as a result of Ames' liquidation and store closings. The Company will continue to review and evaluate the impact of the liquidation and is expecting to record a charge for this liquidation as information becomes available during the third and fourth quarters of 2002.

The Company currently expects it will continue to operate licensed footwear departments within Ames during the liquidation period.

The Company expects to apply to the bankruptcy court seeking an order confirming its right to take certain actions with respect to its operation of the footwear departments in order to protect its proceed from the sale of its inventory in the Ames stores and to confirm its right to receive those proceeds in a timely manner.

3. Significant Relationship with Kmart

Footstar has a significant business relationship with Kmart. Footstar operates the licensed footwear departments in Kmart stores through its Meldisco subsidiaries, in which Kmart owns a 49 percent equity interest. Under the agreement with Kmart, these Meldisco subsidiaries retain title to the inventory in each licensed footwear department up until the time the product is sold to the consumer and are responsible for staffing the footwear departments. Kmart collects the proceeds of each sale and, on a weekly basis, Kmart remits the proceeds of the sales to Meldisco less applicable deductions and fees. Meldisco has operated licensed footwear departments in Kmart stores since 1961. The licensed footwear departments in Kmart have historically provided a significant portion of Footstar's total annual sales and profits. For the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, Kmart footwear sales represented 49%, 58% and 64% of Footstar's net sales, respectively. Operating profit relating to Kmart footwear departments, excluding restructuring and other charges, reduced by Kmart's 49% equity interest in such departments, was 81%, 78% and 73% of Footstar's total operating profits in each of the fiscal years in the three year period ended December 29, 2001, respectively.

On January 22, 2002, Kmart filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In March 2002 Kmart secured $2 billion in senior secured debtor-in-possession ("DIP") financing to be used to supplement its existing cash flows to fund its reorganization and continuing operations. Kmart stated that its decision to seek judicial reorganization was based on a combination of factors, including a rapid decline in its liquidity resulting from Kmart's sales and earnings performance in its fourth quarter ending January 2002, the weakening of the surety bond market and an erosion of supplier confidence.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (tabular amounts in millions)

During March 2002, Kmart received bankruptcy court approval to close 283 under-performing stores. The 283 licensed footwear departments in those stores generated $116.5 million of sales for Footstar for fiscal year 2001 compared with $125.1 million for fiscal year 2000, or 4.7% and 5.6% of Footstar's total sales in the respective years. Total operating profits for 2001 from these 283 licensed departments were $9.3 million compared with $11.5 million in 2000. Footstar's operating profit from these 283 licensed departments reduced by Kmart's 49% equity interest in such departments (51% of total operating profit) was approximately $4.7 million in 2001, and $5.9 million in 2000, or 5.8% and 6.0% of Footstar's operating profits in the respective years after excluding the Kmart equity interest. Prior to Kmart's store closing announcement, the Company took steps to mitigate the potential effect of these store closings by reducing inventory purchases and reducing headcount in Meldisco and at Footstar's corporate offices. As of June 29, 2002, all 283 Kmart stores were closed.

Note 7 below describes the charges recorded during the first quarter of 2002 relating to Kmart's store closing plan.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

4. Segment Information

Statement of Financial Accounting Standards ("Statement") No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under Statement No. 131, the assets of the two athletic footwear and apparel chains, Footaction and Just For Feet, have been aggregated into the reporting segment called "Athletic" for reporting purposes. All other footwear sales represent operating segments that have been aggregated into the reporting segment called "Meldisco" for financial reporting purposes.

                                                     Three Months Ended June 29, 2002
                               ---------------------------------------------------------------------------------
                                  Meldisco(1),(3)       Athletic(3)         Corporate(3)           Total(3)
                               ---------------------------------------------------------------------------------

Net sales                            $367.6            $225.5              $  --                   $593.1

Operating profit (loss)
   before restructuring                52.1              (1.1)              (2.5)                    48.5
   and other charges
Bad debt expense                        9.2                --                 --                      9.2
Restructuring, asset
   impairment and other                16.1                --                 --                     16.1
   charges (reversals)
Operating profit (loss)                26.8              (1.1)              (2.5)                    23.2


                                                       Six Months Ended June 29, 2002
                               ---------------------------------------------------------------------------------
                                Meldisco(1),(2),(4)  Athletic(1),(2),(4) Corporate(1),(2),(4)   Total(1),(2),(4)
                               ---------------------------------------------------------------------------------

Net sales                            $683.2            $463.7             $   --                 $1,146.9

Operating profit (loss)
   before restructuring                64.4               2.0               (3.9)                    62.5
   and other charges
Bad debt expense                        9.2                --                 --                      9.2
Restructuring, asset
   impairment and other                30.9               4.5                0.3                     35.7
   charges (reversals)
Operating profit (loss)                24.3              (2.5)              (4.2)                    17.6


                                        Three Months Ended June 30, 2001                  Six Months Ended June 30, 2001
                                   ------------------------------------------     -------------------------------------------
                                   Meldisco     Athletic   Corporate    Total     Meldisco    Athletic  Corporate     Total
                                   ------------------------------------------     -------------------------------------------
Net sales                            $410.0      $239.0     $  --      $649.0      $686.6      $479.5     $  --      $1,166.1

Operating profit (loss)                56.5        (1.5)     (2.7)       52.3        64.0        (6.8)     (4.1)         53.1

(1) Operating profit (loss) before bad debt expense restructuring, asset impairment and other charges excludes the $9.2 million allowance for bad debt expense and excludes certain costs related to the Company's decision to end two unprofitable footwear relationships operated by its Meldisco segment. During the second quarter 2002, restructuring and other charges amounted to $16.1 million, of which $7.6 million related to inventory write-downs, which were recorded as a component of cost of sales, and $8.5 million related to asset impairment charges, lease exit costs and severance costs.

(2) Operating profit (loss) before restructuring, asset impairment and other charges, excludes certain costs related to the Company's restructuring plan and Kmart's store closing action. During first quarter 2002, restructuring, asset impairment and other charges amounted to $19.6 million, of which $13.1 million related to inventory write-downs, which were recorded as a component of cost of sales, and $6.5 million related to severance and building exit costs. Meldisco, Athletic and Corporate recorded $14.8 million, $4.4 million and $0.4 million of these charges, respectively.

(3) Amortization expense included in the three months ended June 30, 2001, but no longer required in 2002 as a result of the Company's adoption of Statement 142 totaled $0.6 million, of which Meldisco, Athletic and Corporate recorded $0.3 million, $0.2 million and $0.1 million, respectively.

(4) Amortization expense included in the six months ended June 30, 2001 but no longer required in 2002 as a result of the Company's adoption of Statement 142, totaled $1.0 million, of which Meldisco, Athletic and Corporate recorded $0.5 million, $0.3 million and $0.2 million, respectively.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

5. Comprehensive Income (Loss)

Statement No. 130, Reporting Comprehensive Income, requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gain (loss) in the fair value of derivatives, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 29, 2002 and June 30, 2001 are as follows:

                                                       Three Months Ended                         Six Months Ended
                                              --------------------------------------    -------------------------------------
                                                June 29, 2002        June 30, 2001        June 29, 2002        June 30, 2001
                                              -----------------    -----------------    -----------------    ----------------
Comprehensive (Loss) Income:
Net (loss) income                                  $ (0.6)            $ 16.1                 $ (25.0)            $ 12.0
Other comprehensive loss --
   Unrealized loss on interest rate
      swap agreement                                 (1.0)                --                    (1.0)                --
                                                   ------             ------                 -------             ------
Comprehensive (loss) income                        $ (1.6)            $ 16.1                 $ (26.0)            $ 12.0
                                                   ======             ======                 =======             ======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         (tabular amounts in millions, except share and per share data)

6. Earnings per Share

The table below shows the reconciliation of the earnings available to common stockholders and the shares used in calculating basic and diluted earnings per common share.

                                                                Three Months Ended                Six Months Ended
                                                          ----------------------------     -------------------------------
                                                            June 29,         June 30,         June 29,          June 30,
                                                              2002             2001             2002              2001
                                                          -----------      -----------      -----------       ------------
Numerator for Basic and Diluted EPS -
  Net income (loss)                                       $      (0.6)     $      16.1      $     (25.0)      $       12.0
                                                          ===========      ===========      ===========       ============

Denominator:
Shares outstanding at beginning of period                  20,112,831       19,887,868       20,058,803         19,854,778

Weighted average deferred compensation
  shares earned not issued                                    278,239          322,928          291,565            304,552

Weighted average shares issued/(repurchased)                   40,939           10,356           56,420             26,690
                                                          -----------      -----------      -----------       ------------

Denominator for Basic EPS - Weighted average
  common shares outstanding                                20,432,009       20,221,152       20,406,788         20,186,020
                                                          -----------      -----------      -----------       ------------


Dilutive effect of stock options(1)                                --          487,000               --            578,770
                                                          -----------      -----------      -----------       ------------

Denominator for Diluted EPS -
  Adjusted weighted average common shares outstanding      20,432,009       20,708,152       20,406,788         20,764,790
                                                          -----------      -----------      -----------       ------------

Basic EPS                                                 $     (0.03)     $      0.80      $     (1.22)      $       0.59
                                                          ===========      ===========      ===========       ============

Diluted EPS                                               $     (0.03)     $      0.78      $     (1.22)      $       0.58
                                                          ===========      ===========      ===========       ============

(1) The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on earnings per share. During the three and six months ended June 29, 2002, the Company had a net loss; as a result, any assumed conversions would result in reducing the loss per share and therefore are not included in the calculation.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         (tabular amounts in millions, except share and per share data)

7. Restructuring, Asset Impairment and Other Charges (Reversals)

During the second quarter of 2002, the Company adopted a restructuring plan in connection with its decision to end two unprofitable licensed footwear relationships operated by its Meldisco segment (the "Second Quarter Plan"). The Company exited the Variety Wholesale Distributors ("Variety") operation during the second quarter 2002, and will cease operating the footwear departments in Stein Mart stores ("Stein Mart") no later than February 2003, when that contract expires. The Company recorded pre-tax restructuring and other charges ("Second Quarter Charges") totaling $16.1 million ($10.3 million after taxes) for the write-down of inventory, asset impairment costs, lease exit costs and severance costs.

The Second Quarter Charges include the write-down of certain inventory, which totaled $7.6 million and has been recorded as a component of cost of sales. The Second Quarter Charges also contain approximately $1.3 million relating primarily to costs to exit its Variety operation, which the Company will settle through the transfer of inventory to Variety. Additionally, the Second Quarter Charges contain an asset impairment charge of $4.7 million recorded pursuant to the requirements of Statement No. 144. These charges relate to certain fixed assets, leasehold improvements and intangible assets associated with the exit from Variety, and Stein Mart.

In connection with the Second Quarter Plan, the Company established reserves within the Meldisco segment for severance costs totaling $1.5 million. The Company also established a reserve of $1.0 million for exit costs, which are anticipated to be paid in cash (store exit costs). Costs are being charged against the reserves as incurred and the reserves will be reviewed periodically to determine their adequacy.

During the first quarter of 2002, the Company approved a restructuring plan in connection with its Athletic reorganization and incurred other charges relating to Kmart's store closing plan (the "First Quarter Charges"). In connection with these First Quarter Charges, the Company recorded pre-tax restructuring and other charges totaling $20.4 million ($8.5 million after tax and minority interest) for the write-down of inventory, building exit costs and severance costs. In addition, the Company reversed approximately $0.8 million ($0.6 million after taxes) of the charge recorded in 2001 relating to exit costs associated with a landlord relationship assumed in the J. Baker acquisition as the Company did not exit the relationship.

The charges recorded in the first quarter cover costs related to inventory write-downs and severance costs in connection with Kmart's announcement of its plan to close 283 stores, as well as costs to shut down the Company's Irving, Texas Footaction offices, including building exit costs and severance costs in connection with the Company's plan to combine the marketing, planning, finance and human resources functions of its two athletic chains, Footaction and Just For Feet.

The most significant component of the First Quarter Charges included the write-down of certain inventory in the Meldisco segment related to the Kmart store closings, which totaled $13.1 million and has been recorded as a component of cost of sales.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         (tabular amounts in millions, except share and per share data)

Additionally, in connection with the first quarter consolidation of the Company's athletic divisions, the Company established reserves within the athletic segment for costs to exit its Footaction headquarters building of $2.3 million and severance costs of $2.1 million. In connection with Kmart's 283 store closings, Meldisco established reserves for various exit costs and severance costs totaling $0.6 million and $1.9 million, respectively. Costs are being charged against the reserves as incurred and the reserves will be reviewed periodically to determine their adequacy.

The following table displays a rollforward of the activity for the six-month period ended June 29, 2002, the significant components of the first and second quarter restructuring, and other charges and the related reserves remaining as of June 29, 2002. The balance at December 29, 2001 primarily relates to severance and lease termination costs associated with the Company's 2001 and 1998 restructuring, asset impairment and other charges.

                                 Balance        Three months ended      Three months ended
                               December 29,       March 30, 2002          June 29, 2002                Remaining at
                                  2001         Charge/(Reversal), net        Charge           Usage    June 29, 2002
                                  ----         ----------------------        ------           -----    --------------
Non-cash components:
--------------------
     Inventory write-downs       $   --               $ 13.1                $  7.6            20.7        $   --
     Lease exit costs                --                   --                   1.3             1.3            --
     Asset Impairment                --                   --                   4.7             4.7            --

Cash components:
----------------
     Severance costs                1.5                  4.4                   1.5             3.1           4.3
     Store, building and
       lease exit costs            29.1                  2.1                   1.0             5.4          26.8
                                 ------               ------                ------          ------        ------
         Total                   $ 30.6               $ 19.6                $ 16.1          $ 35.2        $ 31.1
                                 ======               ======                ======          ======        ======

The 2002 usage primarily consists of permanent markdowns of inventory, asset impairment charges, various lease costs, severance payments and the payments relating to exiting the stores, building and leases.

8. Supplemental Cash Flow Information

                                                 Six Months Ended
                                      -------------------------------------
                                          June 29,             June 30,
                                            2002                 2001
                                      ----------------     ----------------

      Cash paid for
          income taxes                    $  7.5                $22.6
      Cash paid for interest              $  4.4                $ 7.8

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

9. Long-term Debt

Effective May 25, 2000, the Company entered into a three-year, $325 million revolving credit facility with a syndicate of banks. This facility replaced a $300 million revolving credit facility, which was due to expire September 18, 2000. As of June 29, 2002, there was $213.8 million outstanding under the credit facility and the weighted average interest rate on the outstanding balance was 3.9%. As of December 29, 2001 and June 30, 2001, there was $146.9 million and $234.7 million, respectively, outstanding under the credit facility with an average interest rate of 3.6% and 6.1%, respectively. The Company's credit facility expires in May 2003; therefore, the borrowings under the credit facility are classified within current liabilities on the balance sheet at June 29, 2002.

10. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's combined financial position, results of operations or liquidity.

The Company continues the expansion of its distribution center located in Mira Loma, California. The Company spent $2.9 million and $10.4 million on this project during the three- and six-months periods ended June 29, 2002, respectively, and expects to spend approximately $7 million to complete this project.

See Note 2, "Subsequent Events," for information with respect to certain contingencies in connection with the Company's relationship with Ames.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

11. Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144. See the "Impact of Recently Issued Accounting Standards" Note 13 for more information.

The Company adopted the provisions of Statement No. 142 effective the first day of fiscal 2002. The Company ceased the amortization of all unamortized goodwill and ceased the amortization of $9.9 million of an unamortized intangible asset, which has an indefinite useful life. Amortization expense related to goodwill was $0.6 million and $1.1 million for the three- and six-month period ended June 30, 2001, respectively. Amortization expense related to the intangible asset with an indefinite useful life was $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2001, respectively.

Statement No. 142 requires the annual testing for the impairment of goodwill at a reporting unit level. The Standard also required a goodwill impairment test as of the adoption date. The Company identified its reporting units under Statement No. 142 as the operating segments within the Meldisco and Athletic reportable segments. The Company maintained goodwill at the Footaction operating segment in Athletic in the amount of $17.4 million and at the Meldisco segment relating to the assets acquired from J. Baker in the amount of $25.0 million. The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of related businesses, where appropriate. The Company completed its impairment test during the second quarter of 2002 and determined that the $25.0 million of goodwill of the Meldisco segment relating to the assets acquired from J. Baker was impaired under the fair value test. This impairment was the result of sequential periods of decreased operating profit. Accordingly, the Company has recognized a charge for the cumulative change of adopting the accounting standard as shown in the condensed consolidated statements of operations.

The Company has established the first day of its fourth fiscal quarter as the Company's annual impairment test date and will test its athletic segment goodwill on that date each year unless circumstances arise prior to that date indicating that impairment may exist.

In connection with the adoption of Statement No. 142, the Company reassessed the useful lives of its amortizable intangible assets to be as noted in the table below, which did not change from previous years.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

Additionally, the unamortizable tradename is determined to have an indefinite useful life due to its expected ability to generate cash flows indefinitely. During the first quarter of 2002, the Company reevaluated the fair value of the unamortizable tradename and determined that there was no impairment of the intangible asset.

The following table shows information regarding intangible assets that are deemed to have a finite life and are, therefore, currently amortized in accordance with Statement No. 142 and intangibles with indefinite life, which are no longer being amortized.

                                             As of June 29, 2002      As of December 29, 2001     As of June 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                                           Gross                      Gross                      Gross
                          Amortizable    Carrying     Accumulated    Carrying    Accumulated    Carrying   Accumulated
                             lives        Amount      Amortization    Amount     Amortization    Amount    Amortization
Amortizable assets
------------------

  Tradenames                 5-20         $13.9          $2.9         $13.9         $2.2          $13.1       $1.2
  Customer Database           5             3.1           1.4           3.1          1.1            3.1        0.8

Unamortizable asset
-------------------

  Tradenames                               10.5           0.6          10.5          0.6           10.5        0.3
-----------------------------------------------------------------------------------------------------------------------

        Total                             $27.5          $4.9         $27.5         $3.9          $26.7       $2.3
-----------------------------------------------------------------------------------------------------------------------

The following schedule shows the reconciliation between net income and the net income excluding amortization of goodwill and amortization of tradename with an indefinite life at June 30, 2001, as well as the related impact on basic and diluted earnings per share.

                                                For the three months   For the six months
                                                ended June 30, 2001    ended June 30, 2001
                                                --------------------   -------------------
      Net income reported                             $16.1                  $12.0
      Add back: Goodwill amortization                   0.5                    0.8
      Add back: Tradename amortization                  0.1                    0.2
                                                      -----                 ------
      Adjusted net income                             $16.7                  $13.0
                                                      =====                 ======

      Basic earnings per share:
               Net income                             $ 0.80                 $0.59
               Goodwill amortization                  $ 0.02                 $0.04
               Tradename amortization                     --                 $0.01
               Adjusted net income                    $ 0.82                 $0.64

      Diluted earnings per share:
               Net income                             $ 0.78                 $0.58
               Goodwill amortization                  $ 0.02                 $0.04
               Tradename amortization                     --                 $0.01
               Adjusted net income                    $ 0.80                 $0.63

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

The following table lists amortization expense relating to amortizable intangible assets for the quarter ended June 29, 2002 and projected amortization expense for the next five years.

      Quarter ended June 29, 2002                       $0.5
      Fiscal year 2002                                   2.1
      Fiscal year 2003                                   2.1
      Fiscal year 2004                                   2.1
      Fiscal year 2005                                   1.4
      Fiscal year 2006                                   1.2

12. Interest Rate Swap Agreements

The Company incurs variable rate debt through its Credit Facility. This debt exposes the Company to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of its interest expense, effective January 8, 2002, the Company entered into four interest rate swap agreements with a total notional amount of $60 million, which fixes the rate at 3.6% on the notional amount of $60 million. For the quarter ended June 29, 2002, interest rate cash flow hedges resulted in immaterial ineffectiveness. As of June 29, 2002, the fair value of each interest rate swap (the net interest receivable/payable) is reflected in the consolidated balance sheet as a current payable in accrued expenses and other comprehensive loss totaling $1.0 million. Since the interest rate swaps qualified as a cash flow hedge and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive income. The Company does not expect to charge any net derivative losses included in other comprehensive income as of June 29, 2002 to earnings during the next twelve months. The Company does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. The Company does not hold derivative financial investments for trading or speculative purposes.

13. Impact of Recently Issued Accounting Standards

Effective fiscal 2002, the Company adopted the provision of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement superseded FASB Statement No. 121, while retaining many of the fundamental provisions covered by that statement. Statement No. 144 differs fundamentally from Statement No. 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of Statement No. 144. Additionally Statement No. 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (tabular amounts in millions, except per share data)

Statement No. 144 also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The application of Statement No. 144 in 2002 did not have a material impact on the Company's consolidated financial statements as the impairment assessment under Statement No. 144 is predominantly unchanged from Statement No. 121 and as the stores closed during the six months ended June 29, 2002 did not meet all of the requirements to be reported as discontinued operations under Statement No. 144.

During April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally, Statement No. 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The amendment to Statement No. 13 is effective for transactions occurring after May 15, 2002 and the remainder of Statement 145 is effective for fiscal years beginning after May 15, 2002. The application of Statement No. 145 did not have a material impact on the Company's consolidated financial statements.

On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of this statement did not have an impact on the Company's exit activity initially applied prior to the adoption of Statement 146, however the adoption of Statement 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

Independent Auditors' Review Report

The Board of Directors and Shareholders
Footstar, Inc.

We have reviewed the condensed consolidated balance sheets of Footstar, Inc. and subsidiary companies as of June 29, 2002 and June 30, 2001 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 29, 2002 and June 30, 2001, respectively and condensed cash flows for the six-month periods ended June 29, 2002 and June 30, 2001, respectively. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Footstar, Inc. and subsidiary companies as of December 29, 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2002, except as to the third paragraph of the "Business Risk" note which was as of March 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                   /S/ KPMG LLP

New York, New York
August 12, 2002

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

General
-------

                                                     Three Months Ended
                                           ------------------------------------
                                              June 29,             June 30,
($ in millions)                                 2002                 2001
                                           -----------------  -----------------

Company:
Net sales                                     $593.1                $649.0
Net sales % change from prior year              (8.6%)                10.1%
Same store sales % change                       (5.6%)                (1.3%)

Meldisco:
Net sales                                     $367.6                $410.0
Net sales % change from prior year             (10.3%)                14.8%
Same store sales % change                       (7.1%)                (2.0%)
% of consolidated net sales                     62.0%                 63.2%

Athletic:
Net sales                                     $225.5                $239.0
Net sales % change from prior year              (5.6%)                 2.9%
Same store sales % change                       (3.3%)                (0.1%)
% of consolidated net sales                     38.0%                 36.8%

Consolidated net sales for the three months ended June 29, 2002 were $593.1 million, a decrease of 8.6% from net sales of $649.0 million for the same period of 2001. Same store sales for the three-month period decreased 5.6% compared to the year-ago period. Total sales for Meldisco decreased 10.3% from $410.0 million in the second quarter of 2001 to $367.6 million in the second quarter of 2002. Meldisco's same store sales declined by 7.1% compared to the year-ago period. The decrease was primarily due to fewer stores in operation and the shift in Easter from April in 2001 to March in 2002, cooler than normal weather in May and lower sales in the footwear departments outside of Kmart which faced comparisons with heavy liquidations during the initial phase-in of the J. Baker acquisition in 2001. In the Athletic segment, total sales decreased 5.6% to $225.5 million and athletic same store sales decreased 3.3% compared to the year-ago period due to the Easter shift from the second quarter in 2001 to the first quarter in 2002, fewer stores in operation and a heavy promotional environment. Strong sales of basketball footwear were offset by lower sales in other categories.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended
                                            ------------------------------------
                                               June 29,             June 30,
($ in millions)                                  2002                 2001
                                            -----------------  -----------------

Company:
Net sales                                      $1,146.9             $1,166.1
Net sales % change from prior year                 (1.6%)               13.3%
Same store sales % change                           0.3%                (2.5%)

Meldisco:
Net sales                                      $  683.2             $  686.6
Net sales % change from prior year                 (0.5%)                8.7%
Same store sales % change                           0.5%                (5.0%)
% of consolidated net sales                        59.6%                58.9%

Athletic:
Net sales                                      $  463.7             $  479.5
Net sales % change from prior year                 (3.3%)               20.6%
Same store sales % change                          (0.1%)                1.6%
% of consolidated net sales                        40.4%                41.1%

Consolidated net sales for the six months ended June 29, 2002 totaled $1,146.9 million, a 1.6% decrease from net sales of $1,166.1 million for the same period of 2001. Same store sales for the six-month period increased 0.3% compared to the year-ago period. Total sales for Meldisco decreased 0.5% to $683.2 million due to improved performance in the first quarter of 2002 and in June 2002, offset by poor sales performance in May, primarily attributed to cooler than expected weather. Meldisco's same store sales increased 0.5% compared to the year-ago period. In the Athletic segment, total sales decreased 3.3% to $463.7 million primarily due to fewer athletic stores in operation this year compared with 2001, and a same store sales decrease of 0.1%.

Restructuring, Asset Impairment and Other Charges (Reversals), Net

During the second quarter of 2002, the Company adopted a restructuring plan in connection with its decision to end two unprofitable licensed footwear relationships operated by its Meldisco segment (collectively the "Second Quarter Plan"). The Company exited the Variety Wholesale Distributors ("Variety") operation during the second quarter 2002, and will cease operating the footwear departments in Stein Mart stores ("Stein Mart") no later than February 2003, when that contract expires. The Company recorded pre-tax restructuring and other charges ("Second Quarter Charges") totaling $16.1 million ($10.3 million after taxes) for the write-down of inventory, asset impairment costs, lease exit costs and severance costs. In connection with these Second Quarter Charges,

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

the Company recorded inventory write-downs of $7.6 million, which were included as a component of cost of sales, and asset impairment costs, lease exit costs and severance costs amounting to $8.5 million, which were included in operating costs and expenses. (See Note 7 for a further discussion of these charges.)

During the first quarter of 2002, the Company adopted a restructuring plan in connection with its athletic reorganization, and incurred other charges relating to Kmart's store closing plan. Charges recorded included pre-tax restructuring and other charges totaling $20.4 million ($8.5 million after tax and minority interest) for the write-down of inventory, building exit costs and severance costs. In addition, the Company reversed approximately $0.8 million ($0.6 million after taxes) of the charge recorded in 2001 relating to exit costs associated with a landlord relationship assumed in the J. Baker acquisition. In connection with the charges, $13.1 million of inventory write-downs were included as a component of cost of sales, and $6.5 million in severance costs and net building exit costs were included in operating costs and expenses. (See
Note 7 for a further discussion of these charges.)

Cost of Sales and Expenses

                                                        Three Months Ended                           Six Months Ended
                                            ----------------------------------------   --------------------------------------------
($ in millions, % are
percent of net sales)                           June 29, 2002        June 30, 2001         June 29, 2002          June 30, 2002
                                            ----------------------------------------   --------------------------------------------
Sales                                        $593.1     100.0%     $649.0     100.0%    $1,146.9     100.0%    $1,166.1     100.0%

Cost of sales                                 401.3      67.7%      443.4      68.3%       788.0      68.7%       813.4      69.8%

Cost of sales-other charges                     7.6       1.3%         --        --         20.7       1.8%          --        --
                                            ----------------------------------------   --------------------------------------------
         Total cost of sales                  408.9      69.0%      443.4      68.3%       808.7      70.5%       813.4      69.8%

Gross Margin                                  184.2      31.0%      205.6      31.7%       338.2      29.5%       352.7      30.2%

Store operating, selling,
    general, and
    administrative expenses                   132.2      22.3%      140.7      21.7%       275.2      24.0%       275.1      23.6%

Bad debt expense                                9.2       1.6%         --        --          9.2       0.8%          --        --

Restructuring, asset
    impairment and other
    charges                                     8.5       1.4%        --         --         15.0       1.3%          --        --

Depreciation and
    amortization                               11.1       1.9%       12.6       1.9%        21.2       1.9%        24.5       2.1%


Cost of Sales

Cost of sales for the second quarter of 2002 versus the same year-ago period increased 70 basis points to 69% of net sales due to other charges consisting of $7.6 million in inventory write-downs in the Meldisco Segment; excluding those other charges, cost of sales declined 70 basis points. Gross profit decreased 70 basis points to $184.2 million due to lower margins in the Athletic segment and inventory write-downs at Meldisco. Excluding the $7.6 million

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

inventory write-down, Footstar's second quarter 2002 gross margin as a percent of net sales increased 60 basis points; the gross margin at Meldisco improved with a reduction in clearance sales, the gross margin at Just For Feet improved as a result of a reduction in promotional sales, while higher markdowns in a promotional retail environment lowered the gross margin at Footaction.

For the six months ended June 29, 2002, cost of sales as a percent of net sales increased by 70 basis points versus the same year-ago period; cost of sales in the first half of 2002 included $20.7 million in other charges representing inventory write-downs in connection with Kmart's announcement of its plan to close 283 stores and with the termination of two unprofitable licensed footwear relationships operated by Meldisco. Excluding the $20.7 million in other charges, Footstar's gross margin as a percent of net sales increased 110 basis points for the first six months of 2002.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative ("SG&A") expenses, as a percent of net sales, increased 60 basis points from 21.7% in the second quarter of 2001 to 22.3% in the second quarter of 2002 as a result of the decreased leverage of selling and occupancy expenses from lower than expected sales.

For the six months ended June 29, 2002, SG&A expenses as a percent of net sales, increased 40 basis points as a result of the decreased leverage of selling and occupancy expenses from lower than expected sales.

Bad Debt Expense

The Company recorded an allowance for bad debt of $9.2 million during the second quarter of 2002 in connection with its pre-petition Ames receivable. (See Note 2, Subsequent Events).

The Company currently expects it will continue to operate licensed footwear departments within Ames during the liquidation period and is currently taking actions to limit future financial exposure.

The Company expects to apply to the bankruptcy court seeking an order confirming its right to take certain actions with respect to its operation of the footwear departments in order to protect its proceed from the sale of its inventory in the Ames stores and to confirm its right to receive those proceeds in a timely manner.

Operating Profit (Loss)

Operating profit for each segment is presented below before restructuring, asset impairment and other charges and bad debt expense, which are recorded on a separate line.

                                          Three Months Ended                                      Six Months Ended
                          ---------------------------------------------------  -----------------------------------------------------
                               June 29, 2002              June 30, 2001               June 29, 2002              June 30, 2001
                          ---------------------------------------------------  -----------------------------------------------------

($ in millions)            Amount   % of Net Sales   Amount   % of Net Sales    Amount    % of Net Sales   Amount    % of Net Sales
                          ---------------------------------------------------  -----------------------------------------------------
Meldisco                   $52.1        14.2%        $56.5        13.8%         $64.4          9.4%         $64.0         9.3%

Athletic                    (1.1)       (0.5%)        (1.5)       (0.6%)          2.0          0.4%                      (1.4%)
                                                                                                             (6.8)

Corporate overhead          (2.5)         --          (2.7)         --           (3.9)          --           (4.1)         --

Bad debt expense             9.2          --            --          --            9.2           --             --          --

Restructuring, asset
 impairment and other
 charges/(reversals)        16.1          --            --          --           35.7           --             --          --
                          ---------------------------------------------------  -----------------------------------------------------

Total                       23.2         3.9%        $52.3         8.1%         $17.6          1.5%         $53.1         4.6%

Note: Percentages represent percent of net sales of the respective entities.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

During the second quarter ended June 29, 2002, operating profit after restructuring, asset impairment and other charges and bad debt expense as a percent of net sales decreased versus the same period of 2001 due to the second quarter 2002 restructuring, asset impairment and other charges within Meldisco relating primarily to exiting various underperforming landlord relationships, which were acquired in the J. Baker acquisition and bad debt expense relating to Ames. Excluding these charges and bad debt expense, operating profit would have been $48.5 million for the second quarter 2002. At Meldisco, operating profit as a percentage of sales increased 40 basis points due to improved gross margins, partially offset by higher SG&A expenses due to the underabsorption of expenses resulting from lower sales. In the Athletic segment, operating profit as a percentage of sales increased 10 basis points.

For the six months ended June 29, 2002, operating profit excluding restructuring charges, asset impairment and other charges and bad debt expense would have been $62.5 million, or 5.4% of net sales, an 80 basis point increase versus the same year-ago period. This increase was driven by positive comp store sales and reduced markdowns at Meldisco, and the elimination of under-performing stores in the Athletic segment.

New Business Relationship

On July 11, 2002 the Company announced that it reached an agreement with Wal-Mart Stores, Inc. to supply Thom McAn brand value family footwear to 300 Wal-Mart stores for a six-month test period beginning in October of this year.

Liquidity and Financial Condition

The Company's inventories at the end of the second quarter decreased by $72.4 million or 14.5% versus the same quarter of 2001. The decrease is attributable to lower inventory levels in Meldisco and at both athletic chains. The Company's accounts receivable balance as of June 29, 2002, decreased by $8.4 million or 14.1% versus the prior year. Other current assets were higher than last year due to deferred taxes related to the restructuring charges. Accounts payable balances were lower than last year due to the lower overall level of inventories.

Net cash provided by operating activities totaled $14.1 million during the first six months of 2002, compared with net cash used in operating activities of $26.7 million during the first six months of 2001. The Company's principal sources of liquidity used in funding its short-term operations are its operating cash flows and bank borrowings. The Company has a $325 million 3-year revolving credit facility with a syndicate of banks, which was effective May 25, 2000 (collectively, with all amendments, the "Credit Facility"). The Credit Facility contains various operating covenants, which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate, make capital expenditures or declare and make dividend payments. Under the Credit Facility, the Company is also required to comply with financial covenants relating to debt and interest coverage. As of June 29, 2002 the Company was in compliance with all covenants.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The Credit Facility expires on May 24, 2003. The Company is currently in discussions with its banks about replacing the current facility with a new 3-year secured facility. The new facility is expected to be fully secured and availability will be subject to a borrowing base formula based on eligible inventory and accounts receivable. The amount of eligible inventory will be determined based on the liquidation value of inventory and will be subject to the lender's ability to secure a first priority lien on that inventory. The Company currently expects to have a new facility in place by the end of 2002. However, this is subject to further review and final determination.

As of June 29, 2002, the Company had $213.8 million in borrowings, classified as notes payable in the balance sheet. Since the Company's Credit Facility expires on May 24, 2003, the borrowings are classified within current liabilities on the balance sheet as of June 29, 2002. At June 30, 2001, the Company had $234.7 million in borrowings classified as long-term debt. Net interest expense for the six months ended June 29, 2002, was $4.9 million compared to $8.6 million for the same period of 2001. This decline in interest expense was due to lower interest rates during 2002.

During the third quarter of fiscal year 2001, Ames whose footwear department license was acquired by Footstar in the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Footstar subsidiaries currently operate licensed footwear departments within each of Ames' 332 stores. The Footstar subsidiaries own all footwear inventories and certain fixtures within these departments and are responsible for staffing the departments.

As a result of Ames' performance and events subsequent to June 29, 2002, it is now expected that Ames will cease operations and close all of its stores over the next few months. Footstar management is currently in the process of developing plans to liquidate the inventory in the Ames footwear departments and exit those operations. The Company recorded a charge in the second quarter ended June 29, 2002, of $9.2 million as bad debt expense and setup an allowance in connection with its pre-petition receivables from Ames. These 332 licensed departments generated $43.9 million or 4% of Footstar's total sales of $1.1 billion for the six months ended June 29, 2002. These licensed departments had an operating loss of approximately $0.5 million before bad debt expense for the six month period ended June 29, 2002, as compared to Footstar's consolidated operating profit of $62.5 million before restructuring, bad debt expense and other charges for the same period.

In addition to these charges, the Company now also expects to incur certain closing and severance related costs, along with costs related to inventory write-downs and asset impairments. These additional charges will be determined based upon the Company's final liquidation and exit plan which will be formulated once Ames liquidation plans are known. As of August 12, 2002 the Company's Ames operations had post-petition receivables of approximately $3.0 million, inventory with a cost of approximately $17.3 million and fixed assets with a net book value of $1.7 million. The Company has not recorded a reserve in the second quarter for the potential additional loss to be incurred as a result of Ames' liquidation and store closings. The Company will continue to review and evaluate the impact of the liquidation and is expecting to record a charge for this liquidation during the third and fourth quarter's of 2002.

The Company currently expects it will continue to operate licensed footwear departments within Ames during the liquidation period, and is currently taking actions to limit future financial exposure.

The Company expects to apply to the bankruptcy court seeking an order confirming its right to take certain actions with respect to its operation of the footwear departments in order to protect its proceed from the sale of its inventory in the Ames stores and to confirm its right to receive those proceeds in a timely manner.

On March 8, 2002, Kmart announced that it would close 283 underperforming stores. These 283 licensed departments generated $116.5 million of Footstar's total sales of $2.5 billion for fiscal year 2001. Total operating profit from these licensed departments was $9.3 million. While the store closings are expected to negatively affect earnings, the Company believes the effect on 2002 cash flows to be minimal. The cash generated from the inventory liquidations, lower ongoing working capital requirements and reduced accounts receivable will offset most of the reduced cash flows from lower earnings. Until Kmart provides information about its future plans, it is premature to predict the impact of those plans, including the impact of any potential future Kmart store closings, on the Company or its Credit Facility. However, if Kmart were to elect to close additional stores, those store closings may have a negative effect on the Company's cash flows from operations. Store closings will also reduce the Company's total working capital requirements, and thus have a positive effect on the Company's liquidity, as Footstar's Meldisco division owns the related inventory and has a receivable balance for sales receipts from each Kmart licensed footwear department. The Company continues to monitor the Kmart bankruptcy proceedings.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The Company's businesses are seasonal in nature and, therefore, are impacted by weather conditions. Peak selling periods coincide with Christmas, the Easter holiday and the back-to-school selling seasons. Working capital requirements vary with seasonal business volume and inventory buildups, which occur prior to the peak selling periods. The Company expects that its current cash, together with cash generated from operations and its credit facilities, will be sufficient to fund its expected operating expenses, working capital needs, capital expenditures and projected internal growth for the foreseeable future. The Company believes its current borrowing capacity will allow it to take advantage of new growth and investment opportunities.

The Company expects that it will retain all available funds for the operation and expansion of its business and does not anticipate paying any cash dividends to shareholders in the foreseeable future.

Capital expenditures for the six months ended June 29, 2002 were $43.0 million. Total capital expenditures for the entire 2002 fiscal year are estimated to be between $75 and $80 million. Capital projects include the expansion of the Company's distribution center in Mira Loma, California, 20 to 30 new stores in the Athletic segment, new landlord growth in the Meldisco segment and several projects to support the Company's information systems infrastructure.

Under the Company's arrangement with Kmart, Meldisco distributes annually to Kmart a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries and an excess rent payment which is contingent upon profits above certain levels. In April 2002, the Company distributed approximately $45.0 million and approximately $25.5 million, respectively, representing Kmart's dividend for its minority interest in the net earnings of each of the Kmart licensed footwear department and excess rent for the fiscal year 2001.

Effective fiscal 2002, the Company adopted the provision of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement superseded FASB Statement No. 121, while retaining many of the provisions covered by that statement. Statement No. 144 differs fundamentally from Statement No. 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of Statement No. 144. Additionally Statement No. 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121.

Statement No. 144 also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The application of Statement No. 144 in 2002 did not have a material impact on the Company's consolidated financial statements as the impairment assessment under Statement No. 144 is predominantly unchanged from Statement No. 121 and as the stores closed during the six months ended June 29, 2002 did not meet all of the requirements to be reported as discontinued operations under Statement No. 144.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Forward-Looking Statements

This Report on Form 10-Q contains statements, which constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report as well as the documents incorporated herein by reference and can be identified by the use of forward-looking terminology such as "believe," "expect," "outlook," "look forward," "estimate," "plans," "projects," "may," "will," "should," "anticipates," or similar statements, or the negative thereof or other variations. Such forward-looking statements include, without limitation, statements relating to revenue projections, cost savings, capital expenditures, potential write-offs and other charges, future cash needs, improvements in infrastructure, and operating efficiencies and other future results of operation or financial position. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including the possible substantial impact on the Company's business of the bankruptcy proceedings commenced by Kmart Corporation (at which the Company currently has approximately 1,831 licensed footwear departments) and potential adverse developments in such proceedings including: failing to successfully reorganize the chain, any significant store closings effected by Kmart as part of such proceedings, rights of the debtor to seek rejection of agreements in such bankruptcy proceedings, and the impact of any other plans or activities effected by Kmart in such proceedings. Certain other risks and uncertainties include but are not limited to: uncertainties related to Ames liquidation and cessation of business, uncertainties related to the integration of new businesses, the continued independence and financial health of the Company's other significant licensors and customers, consumer demand for the Company's products; unseasonable weather; risks associated with foreign global sourcing, global liquidity, the occurrence of catastrophic events or acts of terrorism, consumer acceptance of the Company's merchandise mix, availability of favorable retail locations, product availability; the effect of competitive products and pricing; and existing retail economic conditions, including the impact on consumer spending and consumer confidence from a slowing economy and the impact of a highly promotional retail environment and going out of business sales. In such case, actual results may differ materially from such forward-looking statements. Certain other information that may cause actual results to differ from such forward-looking statements are contained in this and other Company filings with the Securities and Exchange Commission. In light of the uncertainty inherent in such forward-looking statements you should not consider the inclusion to be a representation that such forward-looking matters are achievable. The Company undertakes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

DERIVATIVES

As of June 29, 2002, the Company was not materially exposed to changes in the underlying values of its assets or liabilities nor was it materially exposed to changes in the value of expected foreign currency cash flows. Therefore, the Company has not engaged in the purchase or sale of any derivative instruments, except as described below.

INTEREST RATES

The Company's debt portfolio is subject to variable rates and primarily seasonal in nature. The Company, from time to time, undertakes borrowings to finance working capital, acquisitions and other corporate borrowing requirements. The Company's peak borrowing periods coincide with peak inventory purchases. As of June 29, 2002, the Company had $213.8 million outstanding under its Credit Facility. The Company incurs variable rate debt through its Credit Facility. This debt exposes the Company to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of its interest expense, effective January 8, 2002, the Company entered into four interest rate swap agreements with a total notional amount of $60 million, which fix the rate on the notional amount.

The interest rate swaps change the variable-rate cash flow exposure on the notes to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the effect of fixed-rate notes. On the date the derivative was entered into, the Company designated the derivative as a cash flow hedge of a forecasted transaction related to a recognized liability. The Company formally documents the relationship between the hedged instrument and the hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company also formally assessed, at the hedge's inception, and will assess on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. For the quarter ended June 29, 2002, interest rate cash flow hedges resulted in immaterial ineffectiveness. The fair value of each interest rate swap (the net interest receivable/payable) is reflected in the consolidated balance sheet as a current payable in accrued expenses and other comprehensive loss totaling $1.0 million at June 29, 2002. Since the interest rate swaps qualified as a cash flow hedge and were determined to be highly effective, the changes in the fair value are recorded in other comprehensive income. The Company does not expect to charge any net derivative gains included in other comprehensive income as of June 29, 2002 to earnings during the next twelve months. The Company does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, the Company does not hold derivative financial investments for trading or speculation purposes.

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

                          Part II. - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 14, 2002. The stockholders elected all of management's nominees for the Board of Directors to serve until the Annual Meeting of Stockholders in 2005 and ratified the appointment of KPMG LLP as the Corporation's independent auditors for fiscal 2002.

The voting results are as follows:

Election of Directors
---------------------

                                                                      Broker
                               For               Withheld            Non-Votes
                          ------------------------------------------------------
George S. Day               14,940,925           3,320,181              --
Bettye Martin Musham        15,119,609           3,141,497              --
Kenneth S. Olshan           14,940,806           3,320,300              --


Ratification of Auditors
------------------------

                                                                                         Broker
                               For               Against             Abstain            Non-Votes
                          -------------------------------------------------------------------------
                            17,885,209             362,952            12,946               --

                          Part II. - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

a)          EXHIBIT INDEX

Exhibit
-------

            10.9(a) Amended and Restated Supplemental Retirement Plan for Senior Management of Footstar, Inc.

            15          Accountants' Acknowledgment

b)          Reports -

            Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FOOTSTAR, INC.

                                                By: /s/ STEPHEN R. WILSON
                                                    ----------------------------
                                                    Stephen R. Wilson

                                                    Executive Vice President and
                                                    Chief Financial Officer

Date: August 13, 2002