Form 10-K
period 2002-12-31
FOOTSTAR INC
filed 2004-09-03
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 2002
                         Commission File Number 1-11681



                                  FOOTSTAR, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


                   Delaware                              22-3439443
       --------------------------------                   ----------
           (State of incorporation)            (IRS Employer Identification No.)


                 1 Crosfield Avenue, West Nyack, New York 10994
                 ----------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (845) 727-6500
                                                           --------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      None








           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share)
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes __     No X
                                                          -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                            Yes X     No__
                                                -

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of July 3, 2004, was approximately $108 million.

Number of shares outstanding of Common Stock, par value $.01 per share, as of July 31, 2004: 20,293,558.

                       Documents Incorporated by Reference

                                      None

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I ......................................................................  5
Introductory Note ...........................................................  5
Restatement of Consolidated Financial Statements ............................  9
Item 1.  Business ........................................................... 15
General ..................................................................... 15
The Meldisco Segment ........................................................ 15
          Significant Kmart Relationship .................................... 16
          Merchandising ..................................................... 18
          Marketing ......................................................... 18
          Competitive Environment ........................................... 18
          Acquisition and Disposition of the Footwear Assets of
            J. Baker, the Ames Bankruptcy Proceeding ........................ 19
          Other Business .................................................... 20
The Athletic Segment ........................................................ 21
          Footaction ........................................................ 22
          Merchandising ..................................................... 22
          Marketing ......................................................... 22
          Just For Feet ..................................................... 22
          Merchandising ..................................................... 22
          Marketing ......................................................... 22
Chief Executive Officer ..................................................... 23
Risk Factors ................................................................ 23
Trademarks and Service Marks ................................................ 30
Employees ................................................................... 30
Available Information ....................................................... 31
Item 2.  Properties ......................................................... 32
Item 3.  Legal Proceedings .................................................. 33
Item 4.  Submission of Matters to a Vote of Security Holders ................ 34
PART II ..................................................................... 35
Item 5.  Market Prices for the Registrant's Common Equity and
           Related Stockholder Matters ...................................... 35
Item 6.  Selected Financial Data ............................................ 36
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................... 37
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ........ 66
Item 8.  Financial Statements and Supplementary Data ........................ 68
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................ 69
Item 9A.  Controls and Procedures ........................................... 70
PART III .................................................................... 77
Item 10.  Directors and Executive Officers of the Registrant ................ 77

Item 11.  Executive Compensation ............................................ 81
Item 12.  Security Ownership of Certain Beneficial Owners and Management .... 90
Item 13.  Certain Relationships and Related Transactions .................... 94
Item 14.  Principal Accountant Fees and Services ............................ 94
PART IV ..................................................................... 95
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 95


Footstar, the Footstar logo, Footaction, Shoe Zone, Just For Feet, Thom McAn, Cobbie Cuddlers, Texas Steer, Cara Mia, Players University and Starclub are, or were as of December 28, 2002, trademarks and/or service marks of Footstar, Inc.'s subsidiaries or affiliates. All other trademarks mentioned are the property of their respective owners.

                                     PART I

INTRODUCTORY NOTE

Footstar, Inc. ("Footstar" or the "Company") is today filing this Annual Report on Form 10-K for its fiscal year ended December 28, 2002. The Company has not filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 30, 2002 and June 29, 2002 will be amended. Each of these reports, or amended reports, as applicable, was delayed as a result of the internal investigation, the restatement of the Company's consolidated financial statements and the Company's operation under protection of the bankruptcy laws, each described below. The Company intends to file these quarterly reports as soon as practicable. In this Annual Report, words such as "today," "recently," "current" or "currently," or phrases such as "as of the date hereof" or "as of the date of this report," refer to the date the Company is filing this report with the Securities and Exchange Commission (the "SEC").

The Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 29, 2003, June 28, 2003, and September 27, 2003, the Company's Annual Report on Form 10-K for its fiscal year ended January 3, 2004 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 3, 2004 and July 3, 2004, have also been delayed and will be prepared and filed as soon as practicable. Due to the delay, the Company has included in this Annual Report certain unaudited information relating to fiscal 2003, including sales, debt and inventory levels but has not included operating profit information as the entire closing process has not been completed.

On December 29, 2003, the New York Stock Exchange ("NYSE") suspended trading in the common stock of the Company and, at a later date, the Company's common stock was delisted. The NYSE stated that it decided to take these actions in view of the overall uncertainty surrounding the Company's previously announced restatement of its results for 1997 through 2002 and the continued delay in fulfilling its financial statement filing requirements.


Commencing March 2, 2004 ("Petition Date"), Footstar and most of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases are being jointly administered under the caption "In re: Footstar, Inc., et al. Case No. 04-22350
(ASH)" (the "Chapter 11 cases"). The Debtors are currently operating their businesses and managing their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, on notice and an opportunity to be heard.

As of the Petition Date, the Company's operations were comprised of two distinct business segments: (i) the discount and family footwear segment ("Meldisco"); and (ii) the athletic footwear and apparel segment ("Athletic"). Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Athletic sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), the Internet and customer service centers.

Meldisco has operated licensed footwear departments in discount chains since 1961, and is the only major operator of licensed footwear departments in the United States today. As of July 31, 2004, Meldisco operated licensed footwear departments in 1,503 Kmart Corporation ("Kmart") stores, 860 Rite Aid Corporation ("Rite Aid") stores, and licensed children's footwear departments in 26 stores operated by subsidiaries of Federated Department Stores, Inc. ("Federated"). Meldisco supplies certain retail stores, such as Wal-Mart Stores, Inc. ("Wal-Mart") and Rite Aid stores, with family footwear on a wholesale basis.

Prior to the Petition Date, Athletic specialized in the sale of branded athletic footwear, apparel and accessories. Athletic used its three retail chains, Footaction, Just For Feet, and Uprise, to conduct retail sales. Each of the retail chains in Athletic sold footwear and apparel from all of the major brand-name merchandisers. Athletic's Consumer Direct operations conducted sales through the Internet and customer service centers to support the Footaction and Just For Feet retail chains.

The Company decided to seek bankruptcy protection after management determined it was unable to obtain necessary liquidity from its lending syndicate or additional debt or equity financing. The Company suffered a decline in its liquidity primarily resulting from the unprofitable results in the Athletic Segment, the reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of the Kmart bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and recent capital market volatility.

As part of its initial reorganization plans, after filing for Chapter 11 the Company closed 166 underperforming stores within the Athletic Segment: all 88 Just For Feet stores; 75 Footaction stores; and three Uprise stores. In fiscal 2002, the net sales of these now-closed stores were $378.2 million. Within the Meldisco Segment, the Company plans to exit the footwear departments in 26 Federated stores by September 2004, has exited the footwear departments in 44 Gordmans, Inc. ("Gordmans") stores, has closed 13 Shoe Zone stores and has sold 26 Shoe Zone stores in Puerto Rico. In fiscal 2002, the net sales of these now-closed Meldisco businesses were $24.7 million.

The Company obtained Court authority to conduct (i) store closing sales at 75 Footaction locations and (ii) going out of business sales at all of the Debtors' 88 Just For Feet locations. In connection therewith, the Company employed Hilco Merchant Resources LLC to act as the Company's liquidation agent to maximize the value of the inventory at these stores.

With respect to the leases related to these stores (and a handful of additional leases related to the Meldisco business), the Company employed Abacus Advisors Group LLC and a joint venture group to mitigate potential lease rejection damage claims arising thereunder. The aggregate potential landlord claims for these 175 leases was estimated to be $71.2 million prior to mitigation. As of July 31, 2004, the Company has mitigated $18.9 million of potential claims, resulting in a remaining potential obligation to landlord creditors of approximately $52.3 million.

After the Petition Date, the Company received indications of significant interest from potential acquirers of the remaining 353 Footaction retail stores comprising the Athletic Segment. The Company determined that a sale of the scaled-down Athletic Segment was the best way to maximize the value of that business. This decision was driven in part by the absence of a commitment from NIKE USA, Inc., the largest supplier of the Athletic Segment, to supply the Athletic Segment for more than a limited period of time in accordance with past business practices. Accordingly, the Company decided to establish an orderly sale process for the remaining Footaction retail stores.

On March 26, 2004, the Company filed a motion seeking Court approval to conduct an auction accepting all types of bids with respect to its Athletic Segment, including, but not limited to, going concern bids, liquidation bids, lease purchase bids, and any combination of the foregoing. On April 6, 2004, the Court established procedures for the sale (the "Procedures Order").

On April 21, 2004, the Company received Court approval to sell to certain affiliates of Foot Locker, Inc. (collectively "Foot Locker") 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the other four remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sale price was placed in escrow with respect to 14 store locations which were leased on a month-to-month basis. During the year following the closing of the sale, if Foot Locker enters into a new lease for any of these store locations, the escrow amount relating to that location shall be paid to the Company. The escrow amount relating to any location for which Foot Locker has not entered into a new lease within one year after the closing shall be paid to Foot Locker, thereby reducing the purchase price by such amount.

The estimated gain on the sale of the Athletic Segment, including the effect of the closing of the 166 underperforming stores, is approximately $28.0 million. The $28.0 million will increase by the amount of the escrowed cash that is released to the Company.

In the initial stages of the Chapter 11 cases, the Company sought to streamline its Meldisco business. In July 2004, the Company sold 26 of its Shoe Zone stores located in Puerto Rico to Novus, Inc. for approximately $5.5 million in cash. The estimated loss on the sale of Shoe Zone, including the cost of closing stores not sold, was approximately $9.0 million. As a result of the Company's continued analysis of both the Athletic and Meldisco businesses, the Company determined that the Uprise chain, which was comprised of three stores, and six of its Shoe Zone stores located in the United States were underperforming and required immediate liquidation to maximize the value of the merchandise therein. The Company obtained authority to conduct store closing, going out of business, or similar sales at the Uprise and Shoe Zone stores. Because of the small number of stores involved, the Company did not require the assistance of a liquidating agent to assist with the disposition of the merchandise.

In July 2004, the Company exited the footwear departments in the 44 Gordmans stores and plans to exit the footwear departments in the 26 Federated stores by September 2004. The estimated cost of exiting the footwear departments of Federated and Gordmans is approximately $7.0 million.

Under the Procedures Order, the Company pursued the sale of certain other assets, including its distribution centers. The Company began soliciting offers for its distribution centers in Mira Loma, California ("Mira Loma") and Gaffney, South Carolina ("Gaffney"). The Company sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Pursuant to the terms of the pertinent sale documents, Thrifty has leased Mira Loma to FMI International LLC, a logistics provider, which has agreed to provide the Company with warehousing and distribution services for Meldisco for the next eight years under an operating lease agreement. The sale of Mira Loma closed on July 22, 2004 and resulted in a loss of approximately $20.0 million. On August 20, 2004, the Company announced that it had entered into an agreement to sell Gaffney to Automated Distribution Systems, L.P., a logistics provider, for approximately $15.1 million. This sale is subject to certain closing conditions and Court approval. The estimated loss on the sale of Gaffney is approximately $3.0 million.

Effective March 4, 2004, the Company entered into a Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Fleet National Bank ("Fleet") and GECC Capital Markets Group, Inc. ("GECC"). The DIP Credit Agreement provided a secured credit facility consisting of revolving loans of up to $240.0 million (including a sub-limit of $75.0 million for letters of credit) and a term loan of $60.0 million. The DIP Credit Agreement had a term of two years.

As a result of the recent aforementioned sales and other restructuring activities, the DIP Credit Agreement was amended on May 11, 2004 to, among other things, reduce the amount of DIP financing available to reflect the operating needs of the Company's smaller business base. By Court order dated July 22, 2004, the Debtors further amended the DIP Credit Agreement to also provide for financing upon emergence from Chapter 11 (as so amended, the "DIP and Exit Facility"). Under the DIP and Exit Facility, the Company will have access to up to $100.0 million of secured DIP financing, including a sub-limit for letters of credit, subject to a borrowing base formula based upon inventory and accounts receivable. Upon emergence from Chapter 11, the Company may, at its option, convert the DIP and Exit Facility to post-emergence financing ("Exit Facility"), which will provide for up to $160.0 million in revolving commitments, including a sub-limit for letters of credit. Borrowings under the DIP and Exit Facility will bear interest at Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at the Company's option, with the applicable margin based on excess availability levels.

The DIP and Exit Facility has a term not to exceed five years from the Petition Date, including the period during which the Company operates as a debtor-in-possession. The Exit Facility term will be three years, as long as the DIP lending period does not exceed two years. As of July 31, 2004, there were no loans outstanding under the DIP and Exit Facility.

Pursuant to Court orders, the Debtors have been authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of its pre-petition obligations. The Debtors have notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim. Differences between liability amounts recorded by the Debtors and claims filed by creditors will be reconciled and, if necessary, the Court will make a final determination of allowable claims. The Debtors will continue to evaluate the amount of its pre-petition liabilities on an ongoing basis and recognize any additional liabilities, which may be material.

Under the Bankruptcy Code, the Company has the ability to reject executory contracts, including leases, subject to the approval of the Court and certain other conditions. Parties affected by the rejection of a contract may file claims against the Company in the Court in accordance with the Bankruptcy Code. The Company expects that as a result of its rejection of additional executory contracts, including leases of nonresidential real property, additional claims will be filed. Under the Bankruptcy Code, the Company may choose to assume executory contracts subject to the approval of the Court and certain other conditions, including the Company's cure of all prior defaults, including liabilities thereunder arising prior to the Petition Date. The Company expects that the assumption of additional executory contracts and unexpired leases may convert liabilities currently shown on its consolidated financial statements as subject to compromise into non-contingent, post-petition liabilities. Due to the uncertain nature of many of the potential claims, which have been or may be asserted against the Company, the Company is unable to project the magnitude of such claims with any degree of certainty. The Company has incurred, and will continue to incur, significant costs associated with the Chapter 11 cases.

In order to exit Chapter 11 successfully, the Company will need to propose and obtain Court confirmation of a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code. The Bankruptcy Code provides the Company with the exclusive right to propose a Chapter 11 plan for a period of 120 days from the Petition Date. The Court has extended the Company's period of exclusivity through September 28, 2004. At this time, it is not possible to predict accurately the effect of the Chapter 11 cases on the Company's business, creditors or stockholders or when the Company may emerge from Chapter 11, if at all. The Company's future results depend on the timely and successful confirmation and implementation of a Chapter 11 plan.

As detailed above, the Company has sold or is in the process of consummating the sale of all of the assets of Athletic. The Meldisco business is the Company's sole remaining business. The Company's sale of discount family footwear at Kmart stores currently generates over 90% of Meldisco's revenues. The Company's relationship with Kmart is governed by (i) the Master License Agreement with Kmart and (ii) the certain sub-agreements governing the operation of footwear departments in each of Kmart's stores. Absent these revenues from the footwear departments, the Debtors cannot continue to operate and any reorganization of the Company depends upon their continued ability to generate revenues through the sale of footwear at Kmart stores. Accordingly, on August 12, 2004, the Company filed a motion to assume the Master License Agreement and the sub-agreements. A preliminary hearing with respect to this assumption will take place in early September 2004, with a hearing on the merits to occur sometime thereafter.

As described below, certain financial information included in this Annual Report has been restated. The consolidated financial statements referred to on page F-1 and included in this report have been audited by the Company's Independent Registered Public Accounting Firm, KPMG LLP. The Consolidated Balance Sheet as of December 29, 2001 and the Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for fiscal years 2000 and 2001 have been restated. While the consolidated restated financial information for fiscal years 1998 and 1999 included in this report is unaudited, these periods are restated on a basis that is consistent with the restatement of the Company's consolidated financial statements for fiscal years 2000 and 2001, and the consolidated financial statements for fiscal 2002.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Since 1997, the Company has operated a Shared Services Center in Texas. The Shared Services Center administers accounts payable, loss prevention, payroll, benefits, store accounting and inventory control for all segments of Footstar. Through 2002, the Shared Services Center processed approximately 100,000 invoices and $1 billion of payments to vendors annually. The accounts payable systems for each segment have varied over the years as a result of the Company's acquisitions and the specific business requirements of the segments.

On November 13, 2002, the Company announced that management had discovered discrepancies in the reporting of its accounts payable balances. As a result of this discovery, the Company determined that certain processes and systems designed to prevent or capture exceptions were not functioning as intended. These process and system issues primarily involved the reconciliation and processing of accounts payable transactions, in both the Athletic and Meldisco Segments, and in the processing of transactions during the conversion and transition of Just For Feet's systems in fiscal 2000 (i.e., the failure to record receipts at Just For Feet) and related understatements of expenses from inventory losses (shrink expense). For additional details, see "The Investigation".

Prior to the Company's November 13, 2002 announcement, the Company notified the Staff of the SEC concerning the discovery of the accounting discrepancies. The SEC began a regulatory proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the restatement. On November 25, 2003, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony, in that regulatory proceeding. The Company has been and intends to continue cooperating fully with the SEC. The Company cannot predict the outcome of this proceeding.

In the procurement-to-payment cycle, the Company employs computer systems for ordering, receipt, inventory, accounts payable, three-way matching, payment, and general ledger accounting. For the Meldisco Segment, merchandise is ordered using a purchase order management system (the "POM system"), which was internally developed for the Meldisco buying team and has been in use since well before 1996. Receipt of merchandise is tracked and recorded in a warehouse management system (the "WM system"), purchased in 1996. This WM system was not installed as originally intended by the Company's management, due to design issues encountered with the system provider. As a result, the Company has, at times, utilized certain manual procedures to interface the systems. Meldisco's inventory stock ledger system was licensed from the JDA Software Group, Inc. in 1998 ("JDA system"). For Meldisco, the three-way match of domestic purchase order-to-receipt-to-invoice is done using the POM system; payments by wire transfer are made using the POM system, and payments by check are made using a general ledger system which was licensed from Lawson Associates, Inc., d/b/a/ Lawson Software in 1997 ("Lawson GL system").

The Athletic Segment, like the Meldisco Segment, used the POM system for creating purchase orders, the WM system for receiving merchandise, and the Lawson GL system for the general ledger. However, for the Athletic Segment, the inventory stock ledger, accounts payable, three-way matching and payments were all processed using a stock ledger system licensed from NSB Retail Systems PLC, which had been used by the Footstar businesses since before their spinoff from Melville Corporation and by Just For Feet since 2000. Before the Company acquired Just For Feet in March 2000, and during a period of approximately four months after that acquisition, Just For Feet used a stock ledger system licensed from Island Pacific Software Corporation that the Company had purchased as part of the Just For Feet acquisition.

To function properly, these different systems must transfer accurate data from one to another. The interface also must be correctly synchronized so that data cannot be misinterpreted because of timing differences among system cutoffs.

Flaws in systems interfaces are generally detected during periodic reconciliations of the balances of one system to another. The principal reconciliation performed regularly by the Company was between the merchandise accounts payable sub-systems, the JDA system at the Meldisco Segment, the STS system at the Athletic Segment, and the Lawson GL system at both segments.

The POM system was not originally designed to process financial transactions and had been customized by the Company to handle accounts payable, three-way matching and some payments. The JDA system was installed in 1998 and has been significantly customized so that subsequent versions of that system could not easily be installed at Meldisco.

In August 2002, in an effort to improve internal controls, management shifted reporting responsibilities so that the Shared Services Center began reporting to the Company's Controller rather than to the Chief Information Officer. Late in October 2002, in a further effort to improve internal controls, management moved the preparation of monthly reconciliations of the merchandise accounts payable sub-systems to the general ledger from the Shared Services Center to the Corporate accounting group in New York. Subsequent to the transfer, the Corporate accounting group detected significant discrepancies in the basic reconciliation procedures that were followed in the Shared Services Center. These discrepancies were communicated to the Company's senior management team, the Audit Committee of the Board of Directors, the full Board of Directors, internal auditors from Deloitte & Touche LLP and independent auditors from KPMG LLP.

An investigation was conducted, under the oversight of the Audit Committee. Based on the findings of the investigation, the Company has restated its consolidated financial statements for fiscal year 1997 through the first half of fiscal year 2002.

The restatement reduced earnings by an aggregate of $47.4 million pre-minority interest and pre-taxes (or $27.7 million after minority interests and taxes) over the five-and-one-half-year period from the beginning of fiscal year 1997 through June 29, 2002. Of the $47.4 million in pre-minority interest and pre-tax reduction in earnings, $46.1 million related to accounts payable adjustments. The remaining $1.3 million reflects the net of various adjustments disclosed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and are primarily accounting adjustments affecting inventory, fixed assets, accrued expenses, minority interests and consolidation elimination entries. The Company concluded that vendors had been paid in full during the five-and-one-half-year period, as the restatements related to adjusting the general ledger and not the detailed vendor payable subledger. The restatement resulted in an increase to cost of sales and certain selling, general and administrative expenses as well as an increase in the reported general ledger accounts payable balance.

The investigation and the financial impact of the restatement on the Company are described below. For a discussion of the actions taken by the Company to remediate areas of weakness identified during the investigation and the restatement, see "Controls and Procedures".

THE INVESTIGATION

Beginning in November 2002, an investigation into accounting misstatements identified in the Company's previously filed consolidated financial statements was conducted under the oversight of the Audit Committee of the Board of Directors. During the nearly two year investigation, restatement corrections totaling $47.4 million (pre-tax and pre-adjustments to minority interests) were identified. While the Company's restatement encompassed a wide range of matters, the principal findings of the investigation related to three accounting issues:
(1) the understatement of cost of goods sold and the understatement of selling, general and administrative expenses relating to incorrect write-offs of accounts payable ($35.8 million); (2) the failure to appropriately estimate the liquidation value of inventory obtained in connection with the acquisition of Just For Feet and the resulting overstatement of the profitability of the sale of that inventory ($5.9 million inappropriate increase to income, which nets to $3.8 million after reflecting other purchase accounting allocation adjustments); and (3) the overstatement of profits resulting from the failure to properly record certain inventory receipts following the acquisition of Just For Feet ($10.3 million.) The net effect of all other restatement adjustments was a $2.5 million increase in pre-tax income.

 The Company's Audit Committee initially retained the law firm of Latham & Watkins LLP ("L&W") to assist with the investigation and the related regulatory proceeding commenced by the SEC. At the same time, the Company retained L&W to represent it in the derivative action and purported class action lawsuits that were filed after the Company's November 13, 2002 announcement. L&W retained forensic accountants, Navigant Consulting, to assist in its investigation and delivered a preliminary report to the Audit Committee in January 2003 and a further report in April 2003, which focused principally on the accounts payable issue and certain other issues that arose in the course of the investigation. The initial investigation identified instances where certain members of the Company's senior management caused manual entries to be improperly made to write-off certain payables and correspondingly reduced certain operating expenses such as losses of inventory relating to such items as theft, loss in shipment, etc. (shrink expense) and also inappropriately to offset unrelated items, such as unrecoverable receivables. Not only were these manual entries improper, they were also taken inconsistently into income following no established policies and procedures. In addition, the initial investigation identified significant deficiencies in the Company's internal controls and procedures, computer systems and organizational structure, as well as instances in which some members of management and finance-related employees devoted insufficient resources and attention to accounting issues.

After reviewing the findings of the initial investigation and discussing the issues raised by the findings with its independent auditors, the Audit Committee determined that a further and broader investigation was warranted into areas beyond those raised in the restatement process to assess the accuracy and completeness of the Company's consolidated financial statements. The Audit Committee retained the law firm of Richards Spears Kibbe & Orbe LLP ("RSKO"), which had no previous relationship with the Company or its management, to conduct this additional investigation, while L&W continued to represent the Company in connection with litigation and regulatory matters. RSKO was also assisted by forensic accountants, Navigant Consulting. Although the additional investigation required more time, the Audit Committee believed it was necessary to help ensure that the investigation and restatement would be accurate and complete.

The RSKO investigation confirmed that certain members of the Company's senior management caused manual entries to be improperly made to write-off certain payables and correspondingly reduced certain operating expenses, such as losses of inventory relating to such items as theft, loss in shipment, etc. (shrink expense) and to also inappropriately offset unrelated items, such as unrecoverable receivables.

With respect to the Company's acquisition of Just For Feet in 2000, the RSKO investigation found that the Company did not perform a detailed analysis in determining the estimate of the fair market value of inventories acquired. As a result, the original purchase price allocation was incorrect. By the end of the third quarter in 2000, the Company determined that the sale of the acquired inventory exceeded the estimate by $5.9 million. Rather than readjusting the purchase price allocation, certain members of senior management allowed the Company to record the $5.9 million excess as a reduction of cost of sales, thereby overstating in 2000 the profitability of Just For Feet by this amount. In addition, since the reason for the increased profitability was not disclosed, it appeared that the Just For Feet acquisition was more profitable than it actually had been.

Also in 2000, certain members of senior management caused the Company to record incorrect entries to the consolidated income statement related to what was then described as "positive shrink" or an unexpected increase in Just For Feet inventory. This $10.3 million increase in inventory was noted during a series of physical inventory counts, and was taken into income without being properly investigated or disclosed and contributed to the overstatement, in 2000, of the profitability of the Just For Feet acquisition by $10.3 million. The investigation found these amounts primarily related to "drop shipments" (shipments from vendors directly to stores) not recorded in the Company's inventory and accounts payable records. The invoices related to this inventory were paid by the Company. The failure to record the receipt of inventory and the related accounts payable resulted in unusual gains when the inventory was counted.

The RSKO investigation also found that some members of senior management and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting and did not communicate adequately to the Company's internal auditors, independent external auditors, the Audit Committee and the Board of Directors, which caused the problems arising from the deficiencies in the Company's internal controls and procedures not to be identified. In addition, the RSKO investigation identified that there was a failure by the Company's senior management to establish an appropriate control environment, and there were significant deficiencies in the Company's internal controls and procedures resulting from numerous causes, including inadequate staffing, insufficient quality and training of personnel and inadequate systems and systems interfaces. As a result of the investigations, the Company has made significant personnel and policy changes, including the discharge of several financial employees and the separation of employment of its Chief Executive Officer, J.M. Robinson, on September 12, 2003. In addition, the Company has established the position of Senior Vice President Financial Planning and Control, which reports directly to the Chief Executive Officer on all matters related to the preparation of the Company's consolidated financial statements.

Based on the findings of the investigation and the overall results of the restatement process, the Company has implemented an Internal Process and Controls Plan (formerly the "Remediation Plan") to improve the Company's internal controls and procedures, address the systems and personnel issues raised in the course of the restatement and help ensure a corporate culture that emphasizes the importance of accurate financial reporting. The Internal Process and Controls Plan has addressed the Company's control environment, organization and staffing, policies, procedures and documentation, and information systems. For a further discussion of the steps the Company has taken to address these issues, see "Controls and Procedures".

The investigation resulted in the Company restating its Consolidated Financial Statements for the fiscal years 1997 through 2001 and the six month period ended June 29, 2002. The cumulative impact of the restatement reduced earnings by $47.4 million over the five-and-one-half year period and reduced the Company's consolidated retained earnings as of June 29, 2002 by $28.2 million, inclusive of $0.5 million related to the recognition of certain retirement benefits.

Additional information relating to the financial impact of the restatement is discussed in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

On December 29, 2003, the NYSE suspended trading in the common stock of the Company and, at a later date, the Company's common stock was delisted. The NYSE stated that it decided to take these actions in view of the overall uncertainty surrounding the Company's previously announced restatement of its results for 1997 through 2002 and the continued delay in fulfilling its financial statement filing requirements.

ITEM 1.  BUSINESS

GENERAL


Footstar is a holding company in which its businesses are operated through its subsidiaries. The Company is principally a specialty retailer conducting business through its Meldisco Segment and, prior to its sale to Foot Locker on May 2, 2004, its Athletic Segment. Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Athletic sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), the Internet and customer service centers. The financial information concerning industry segments and geographical areas is set forth in
Note 32 of "Notes to Consolidated Financial Statements."

The Company was organized in Delaware in March 1996. Footstar became a publicly traded company on October 12, 1996 when Melville Corporation, as part of its overall restructuring, distributed Footstar's outstanding common stock to the Melville stockholders.

See "Introductory Note" for a description of certain important events which occurred subsequent to December 28, 2002, including Footstar's Chapter 11 filing, the planned exit from the footwear departments of Federated and the exit from the Gordmans stores and the closing and sale of the Shoe Zone stores within the Meldisco Segment and the closing of certain stores and the sale of all remaining stores within the Athletic Segment.


THE MELDISCO SEGMENT

Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Meldisco has operated licensed footwear departments in discount chains since 1961 and is the only major operator of licensed footwear departments in the United States today.

As of December 28, 2002, Meldisco operated licensed footwear departments in 1,832 Kmart stores, in 3,367 Rite Aid drugstores, in 190 stores whose footwear department licenses were acquired from J. Baker, Inc. ("J. Baker"), in 40 Gordmans stores, and in children's footwear departments in 66 stores operated by Federated. As of July 31, 2004, Meldisco operated licensed footwear departments in 1,503 Kmart stores, in 860 Rite Aid drugstores, and in children's footwear departments in 26 Federated stores. In October 2002, Meldisco began selling family footwear on a wholesale basis to Wal-Mart and, in April 2003, the licensed footwear agreement between the Company and Rite Aid changed to a wholesale arrangement covering approximately 2,500 Rite Aid drugstores located in the eastern half of the United States. As of December 28, 2002, Meldisco also operated Shoe Zone, a chain of stand-alone family footwear retail stores, that sold quality leather and value-priced fashion footwear, including the Company-owned Thom McAn and Cara Mia brands.

Meldisco's core licensed footwear operation sells family footwear and lower-priced basic and seasonal footwear in Kmart and Rite Aid stores and, as of December 28, 2002, its "better" licensed business sold branded and other higher-end footwear in department and specialty stores, including Gordmans and certain Federated stores. In its licensed footwear departments, Meldisco generally sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers.

Meldisco had pursued a strategy to increase its licensed footwear business with other retail outlets since 2001. In February 2001, Meldisco acquired from J. Baker 13 new license agreements with retailers covering over 1,000 licensed footwear departments, but subsequently exited these businesses as none of them performed as expected. See "Acquisition and Disposition of the Footwear Assets of J. Baker; the Ames Bankruptcy Proceeding" . In August 2001, Meldisco expanded its business in the Rite Aid stores from those located primarily in the western portion of the United States to include Rite Aid's operations in the eastern portion of the United States. In January 2002, the Company announced new licensed footwear department agreements with subsidiaries of Federated and with Gordmans. See "Introductory Note" for a description of Footstar's exit from the footwear departments of Federated and Gordmans stores.

The Company operated 20 Shoe Zone stores as of December 28, 2002 and no Shoe Zone stores as of July 31, 2004. These family footwear stores featured a selection of fashion accessories, including belts, handbags and wallets. See "Introductory Note" for a description of Footstar's sale of Shoe Zone stores.

In October 2002, Meldisco began supplying Thom McAn family footwear on a wholesale basis to 300 Wal-Mart stores. In February 2003, the Company expanded its arrangement with Wal-Mart to supply Thom McAn family footwear on a wholesale basis to up to 1,500 Wal-Mart stores in the United States. As of July 31, 2004, the Company was supplying Thom McAn family footwear to 1,547 Wal-Mart stores in the United States and Puerto Rico. Wal-Mart is not contractually obligated to continue its existing level of purchases from the Company or to expand the Thom McAn line into any of its other stores.

SIGNIFICANT KMART RELATIONSHIP

Footstar operates licensed footwear departments in every Kmart store in the United States, the U.S. Virgin Islands, Puerto Rico and Guam, through subsidiaries ("Shoemart Subsidiaries") that own the inventory and are responsible for staffing the footwear departments. Kmart owns a 49% equity interest in each of the Shoemart Subsidiaries, with the exception of 29 Shoemart Subsidiaries in which the Company has a 100% equity interest as of July 31, 2004. Meldisco has operated licensed footwear departments in Kmart stores since 1961. The licensed footwear departments in Kmart have historically provided a significant portion of Footstar's total sales and profits.

The Company's arrangement with Kmart is governed by a Master License Agreement effective as of July 1, 1995, as amended ("Master License Agreement"). The Master License Agreement provides the Company with the non-transferable, exclusive right and license to operate a footwear department in every Kmart store. The initial term of the Master License Agreement expires on July 1, 2012, and is renewable for 15 year terms upon mutual agreement, unless terminated earlier as provided in the agreement. The Master License Agreement is subject to certain performance standards that are primarily based upon sales volumes. The majority of the fees in the Kmart arrangement are based on sales, with some additional payments based on profits.

From January 22, 2002 through May 6, 2003, Kmart operated under the protection of Chapter 11 of the U.S. Bankruptcy Code. During the first six months of 2002, Kmart closed 283 under-performing stores. During the first four months of 2003, Kmart closed an additional 319 under-performing stores. In June 2004 and August 2004, Kmart announced the sale of an additional 54 and 18 stores to other retailers, respectively.

The business relationship between Meldisco and Kmart is extremely important to the Company, particularly now that the Company has exited all of its Athletic Segment businesses and some of its other Meldisco businesses. The loss of Meldisco's Kmart operations, a significant reduction in customer traffic in Kmart stores, or the closing of a significant number of additional Kmart stores would have a material adverse effect on the Company. The Master License Agreement and the license agreements for particular Kmart stores allow the parties to terminate those agreements under specified circumstances. The initial term of the Master License Agreement expires July 1, 2012, and is renewable thereafter for 15-year terms upon mutual agreement, unless terminated as follows:

     o At least four years prior to the end of the applicable term or renewal term, either party may give the other party written notice of its intent to either renew the agreement ("Renewal Notice") or to terminate the agreement ("Termination Notice") at the end of the applicable term or renewal term.

     o If either party gives Renewal Notice to the other, the agreement shall renew for a 15 year renewal term commencing on the day following the end of the applicable term or renewal term, unless, within 60 days of receipt of Renewal Notice, the receiving party responds with written notice of its intent to terminate the agreement (in which latter case the agreement shall terminate at the end of the applicable term or renewal term.)

     o If either party gives Termination Notice to the other, the agreement terminates at the end of the applicable term or renewal term.

     o If neither party gives the other Renewal Notice or Termination Notice, the applicable term or renewal term will be extended for a period ending on the date four years following either party's written notice to the other of its intent to terminate.

Under the Master License Agreement, Kmart may audit the books and records of the Shoemart Subsidiaries. In addition, the Company may audit the deductions taken by Kmart from the weekly sales proceeds. These audits for fiscal years 1999 - 2003 are in process. Under the bankruptcy claims procedures, Kmart has filed a claim of approximately $58.0 million related to the period 1999 to 2003. Of this amount, approximately $25.0 million relates to claims for fiscal 2002 and prior. The Company has accrued approximately $10.0 million as of December 28, 2002. The remaining claim of $33.0 million relates to fiscal 2003. Of this amount approximately $24.0 million relates to excess rent and minority interest distributions of which the Company has recorded $18.0 million in fiscal 2003. The Company believes that, upon reconciliation, its recorded amounts will be adequate, but there can be no assurances and any material changes in this reconciliation could have a material adverse effect on the Company.

For further information regarding the impact of the Kmart store closings, the Company's relationship with Kmart and the Master License Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Kmart Relationship," and Notes 2, 6 and 7 of Notes to Consolidated Financial Statements.

MERCHANDISING

Meldisco's merchandising strategy is focused on building upon its position in family footwear. The essence of this strategy is to satisfy Meldisco's customers with high in-stock availability of its footwear products and a wide selection of well-known national brands such as Thom McAn and Cobbie Cuddlers (which are Company-owned) and Everlast.

In its licensed footwear operations, Meldisco seeks to attract non-footwear shoppers into the footwear departments from other areas of the stores. To this end, Meldisco consistently offers selected high-quality footwear at prices significantly lower than those at which comparable merchandise is sold. These branded products are also intended to differentiate Meldisco merchandise from that of its competitors. Brands currently available at Meldisco's operations include Thom McAn, Cobbie Cuddlers and Texas Steer (which are Company-owned) and Everlast, Route 66, Thalia and Joe Boxer. Meldisco conducts consumer research on an ongoing basis to gauge new opportunities for brand extensions and to determine price and positioning of new brands. The Company's strategy is to leverage its expertise in branded products to expand its sales in existing licensed departments as well as in its wholesale operations.

Meldisco's traditional strength has been in quality leather footwear under its Thom McAn brand, as well as seasonal, work, value-priced athletic, women's casual and children's shoes. Meldisco builds on its strength in these segments by focusing on customer satisfaction. Meldisco's "narrow and deep" merchandising strategy and its merchandise planning systems are designed to ensure that each store is well stocked in product lines that are particularly popular with Meldisco's core customers. Meldisco's demand-driven merchandise replenishment system has been designed to permit inventory management at the store, style and size levels.

MARKETING

Meldisco believes that the typical footwear customer in its leased footwear departments in Kmart generally resembles the average Kmart softlines shopper: a 25 to 49 year-old mother with children, who is employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. Meldisco's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional footwear shoppers, as well as the growing customer segments that include African Americans and Hispanics.

Meldisco's marketing strategy in its Kmart footwear departments is designed to convey to prospective customers that Kmart carries the right value combination of brands, product selection, quality, comfort and price to make Kmart footwear departments their footwear destination of choice. This message is communicated primarily through weekly advertising in newspaper inserts and in-store presentations. Meldisco pays Kmart a sales promotion fee, which Kmart applies toward footwear advertisements in the Kmart weekly newspaper inserts, a publication which had a weekly circulation of approximately 45 million as of July 31, 2004.

COMPETITIVE ENVIRONMENT

The family footwear business, where the highest percentage of Meldisco's business is concentrated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Kmart, Wal-Mart, Payless ShoeSource, Kohl's and Target, with a number of traditional off-price and value retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. Many of the Company's competitors have grown more rapidly and have substantially greater financial and marketing resources than the Company. The Company relies on the high consumer acceptance of Meldisco's brands, particularly Thom McAn, to provide a competitive advantage and has extended distribution of the brand into Wal-Mart stores.

ACQUISITION AND DISPOSITION OF THE FOOTWEAR ASSETS OF J. BAKER; THE AMES BANKRUPTCY PROCEEDING

In February 2001, the Company acquired, for cash consideration of $59.0 million, the footwear assets and related license agreements of J. Baker and its subsidiaries in a transaction accounted for as a purchase. As of the date of the acquisition, J. Baker operated 1,163 licensed footwear departments under 13 agreements with retail chains, including Ames Department Stores, Inc. ("Ames"), Variety Wholesalers, Inc. and its affiliates (collectively, "Variety"), Stein Mart, Inc. ("Stein Mart") and Spiegel, Inc. ("Spiegel"). Assets purchased included inventory, store fixtures, trademarks and license agreements.

During the third quarter of fiscal year 2001, Ames filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On August 14, 2002, Ames announced that, as a result of continued weak sales, it would cease operations and close all of its 327 store locations. Footstar subsidiaries continued to operate licensed footwear departments within Ames' stores until October 2002 when all stores were closed.

The Company recorded a charge in the fiscal quarter ended June 29, 2002 of $9.2 million as an allowance for bad debt in connection with its pre-petition receivable from Ames. The Company is pursuing its claim with respect to the $9.2 million through litigation. During the third quarter of fiscal year 2002, the Company recorded restructuring, asset impairment and other charges of $14.0 million, $11.2 million of which related to costs associated with exiting the Ames business as a result of Ames' announcement in August 2002 that it would close its remaining stores. See Note 7 of Notes to the Consolidated Financial Statements for additional information concerning costs associated with exiting the Ames business.

During the second quarter of fiscal year 2002, the Company announced that it had decided to end two unprofitable licensed footwear relationships that were part of the J. Baker acquisition. The Company exited Variety during the second quarter of fiscal year 2002 and ceased operating the footwear departments in Stein Mart stores at the end of February 2003, when that contract expired. See
Note 7 to the Consolidated Financial Statements for a description of the $14.0 million in restructuring and other charges recorded in connection with this decision.

During the third quarter of fiscal year 2002, the Company decided to exit Spiegel and five other smaller licensed footwear relationships that were part of the J. Baker acquisition. As of April 2003, the Company had exited substantially all of the licensed footwear departments acquired in the J. Baker acquisition.

As of the first day of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets, recording $24.3 million as a cumulative effect of a change in accounting principle, resulting from the write-off of goodwill arising from the acquisition of the J. Baker business.

OTHER BUSINESS

Late in 2001, Meldisco opened its first Shoe Zone store. As of December 28, 2002, there were 20 Shoe Zone stores, and as of July 31, 2004, there were no Shoe Zone stores. The stores offered family and fashion footwear and accessories primarily under the Company-owned Thom McAn and Cara Mia brands. The concept targeted the fast-growing Hispanic footwear market.

In July 2002, the Meldisco Segment began operating licensed children's footwear departments in certain stores operated by subsidiaries of Federated. The children's footwear departments, formerly operated by Stride Rite, were redesigned with new self-service fixtures and introduced Federated's private children's brand, Greendog, in a range of footwear styles from athletic to special occasion. The Company was operating children's footwear departments in 66 stores operated by subsidiaries of Federated in 15 states as of December 28, 2002.

In July 2002, Meldisco began operating licensed footwear departments in all Gordmans stores, of which there were 40 as of December 28, 2002, predominantly located in the Midwest. These footwear departments offered high quality, nationally branded footwear in an open stock, self-service environment.

See "Introductory Note" for a description of Footstar's exit from the footwear departments of Federated and Gordmans stores and the closing and sale of the Shoe Zone stores within the Meldisco Segment.

In October 2002, Meldisco began supplying Thom McAn family footwear to 300 Wal-Mart stores in the mainland United States for a six-month test period. This wholesale arrangement provided the Company with an opportunity to expand the distribution of the Thom McAn brand, as well as to build a relationship with Wal-Mart. In February 2003, the Company announced that it would supply Thom McAn family footwear to up to 1,500 Wal-Mart stores, including the original 300 stores that began selling Thom McAn footwear in October 2002, as well as in 11 Wal-Mart stores in Puerto Rico. As of December 28, 2002, Meldisco supplied women's shoes to 305 stores, men's shoes to 305 stores and children's shoes to 105 stores in the Wal-Mart chain. As of July 31, 2004, Meldisco supplied women's shoes to 1,521 stores, men's shoes to 1,015 stores and children's shoes to 446 stores in the Wal-Mart chain. Wal-Mart currently operates 3,270 discount stores, Supercenters and 578 Sam's Clubs in the United States. Wal-Mart also operates 887 stores outside the United States. The Company sells footwear to Wal-Mart pursuant to orders placed from time to time at Wal-Mart's discretion. Wal-Mart is not contractually obligated to continue its existing level of purchases from the Company, or to expand the Thom McAn line into any of its other stores.

THE ATHLETIC SEGMENT

See "Introductory Note" for a description of Footstar's closing of certain stores and sale of all remaining stores within the Athletic Segment.

The Athletic Segment specialized in the sale of branded athletic footwear, apparel and accessories. There were significant elements of overlap between the various businesses operated by the Athletic Segment in terms of product and customer base. However, each business had a somewhat different core customer niche. Footaction stores were predominantly located in malls, targeting 12 to 24 year-old fashion conscious consumers. As of December 28, 2002, Footaction operated 459 stores. Just For Feet stores were off-mall superstores that targeted the athletic family. As of December 28, 2002, Just For Feet operated 95 stores. Uprise was introduced as a new concept in 2002 with stores that targeted the young suburban action-sport and fashion customer. As of December 28, 2002, there were three Uprise stores.

The following table sets forth the approximate percentages of the Athletic Segment's net sales attributable to footwear, apparel and accessories:

          APPROXIMATE PERCENTAGES OF THE ATHLETIC SEGMENT'S NET SALES

                                       2002             2001          2000
                                       ----             ----          ----

         Footwear                       84%              84%           83%
         Apparel                        10%              11%           11%
         Accessories                     6%               5%            6%
                                         --               --            --
                                       100%             100%          100%
                                       ====             ====          ====


With fewer Footaction stores in operation and a highly competitive environment, fiscal year 2002 sales of the Athletic Segment declined 6.1% to $953.9 million with a comparable store sales decrease of 3.8%.

In fiscal year 2001, the Company approved a plan (the "2001 Plan"), which included costs related to asset impairments and lease terminations associated with the closing of under-performing stores prior to lease expiration in the Athletic Segment, asset impairments for additional Athletic Segment stores to be closed when their leases expired over the next several years, inventory write-downs to liquidate aged athletic inventory more timely, inventory markdowns related to the stores to be closed and a reduction in the carrying value of the former Just For Feet headquarters building in Birmingham, Alabama, which was acquired as part of the Just For Feet acquisition in March 2000.

In the first quarter of fiscal year 2002, the Company implemented a new plan to consolidate the operations of its athletic chains into the Athletic Segment. This plan included combining the operations and marketing support, procurement, real estate, finance and human resources functions of its two primary athletic chains, Footaction and Just For Feet. The Company recorded charges in the first quarter of fiscal year 2002 involving costs to shut down the Company's Footaction offices in Dallas, Texas, including building exit costs and severance costs.

These strategic actions were intended to result in increasing the competitiveness of the Athletic Segment and strengthening the Company's platform. The Company also believed that the elimination of under-performing stores would increase profitability, improve operating cash flows and allow management to concentrate on the most profitable areas of the business.

FOOTACTION

Footaction, which opened its first store in 1976, was a specialty retailer of branded athletic footwear, apparel and related accessories. Footaction's stores were located predominantly in enclosed regional malls anchored by major department stores, as well as in select street and strip mall locations, which allowed Footaction to take advantage of high customer traffic. As of December 28, 2002, Footaction operated 459 stores in 41 states, Puerto Rico and the U.S. Virgin Islands.

MERCHANDISING

Footaction sought to be the first to offer the most current and innovative, as well as exclusive, "street-inspired" athletic footwear and apparel to its target customer group. Footaction monitored product trends to help identify styles which were or might become popular. Footaction carried the leading athletic and sport fashion footwear and apparel brands, including Nike, Reebok, And 1, Adidas, K-Swiss, Lugz, New Balance, Converse, Fila, Puma, Saucony, Timberland, Enyce, Sean Jean and Majestic.

Footaction sought to differentiate itself from other branded athletic footwear and apparel retailers by increasing consumer awareness and name recognition of Footaction and establishing in the minds of its target customer group the perception that Footaction was the first to offer the latest styles. As part of this strategy, Footaction obtained from some of its vendors exclusive styles, color variations and designs of their products, the sales of which represented approximately 54% of Footaction's footwear business during fiscal year 2002.

MARKETING

Footaction's core customers were teens and young adults aged 12 to 24. The Company believed that Footaction's secondary customers, the 25 to 49 year-olds and the 11 year-olds and under, added a stable business base and the prospects for multiple sales. Footaction focused its mass media advertising on core customers in the 12 to 24 year-old age group. A large percentage of the cost of such advertising was offset by vendor co-operative advertising allowances.

JUST FOR FEET

On March 7, 2000, the Company acquired, for cash consideration of $64.2 million, from Just For Feet, Inc. and its subsidiaries, 79 Just For Feet superstores and certain other assets that had been operating under the protection of the U.S. Bankruptcy Court. The stores, which were primarily located in the southern half of the United States, offered a broad product selection of branded athletic footwear and apparel at competitive prices. Just For Feet's target customers were members of an athletic family. Just For Feet was an operator of large-format superstores, specializing in brand-name athletic and outdoor footwear and apparel. Just For Feet, which began with a single mall-based store in 1977, opened its first superstore in 1988 and, since that time, had focused on developing and refining its superstore concept. The Company re-launched the chain in 2000 following the acquisition. During fiscal year 2002, the Company opened 8 new stores and closed 1 store. As of December 28, 2002, Just For Feet operated 95 off-mall superstores.

MERCHANDISING

Just For Feet distinguished its stores by offering a larger selection of brand-name athletic and outdoor footwear in terms of styles, sizes and price points than any of its competitors. Concurrently, it also sought to offer value through strong promotions and the "Zone", a self-service section with every day low pricing. The average store was 15,000 to 20,000 square-feet, and had approximately three to four times the selling space of leading mall-based specialty athletic footwear retailers. This large-store format enabled each Just For Feet superstore to offer a broad selection of name-brand athletic and outdoor footwear.

MARKETING

Just For Feet strove to create an exciting and high-energy shopping experience in its superstores through the use of bright colors, upbeat music, an enclosed "half-court" basketball court for use by customers, a multi-screen video bank and appearances by sports celebrities. Just For Feet used television, radio and print advertising to generate customer store traffic. Print advertisements and promotional circulars were published in local newspapers. In addition, Just For Feet had the "Frequent Feet" loyalty program with incentives for multiple purchases.

CHIEF EXECUTIVE OFFICER


Effective September 12, 2003, J.M. Robinson was terminated as Chairman, President and Chief Executive Officer of the Company as a result of the investigation of the restatement. Neele E. Stearns, Jr., a member of the Board of Directors and the then Chairman of the Audit Committee, was appointed Chairman and Chief Executive Officer on an interim basis. Mr. Stearns served as Interim Chairman and Chief Executive Officer until January 18, 2004 and currently serves as the Company's Interim Vice Chairman.

On January 19, 2004, Dale W. Hilpert was appointed Chairman and Chief Executive Officer of the Company. Prior to joining Footstar, Mr. Hilpert spent two years as Chief Executive Officer of Williams-Sonoma, Inc. In 1995, he joined Foot Locker where he was Chairman and CEO. Prior to that, he spent 17 years at May Department Stores serving in senior management positions, including Chairman and CEO of its Payless ShoeSource division.


RISK FACTORS

Set forth below are certain important risks and uncertainties that could adversely affect the Company's results of operations or financial condition and cause its actual results to differ materially from those expressed in forward-looking statements made by the Company or its management. See "Forward-Looking Statements" in Item 7 for additional risk factors.

IF THE COMPANY IS UNABLE TO SUCCESSFULLY REORGANIZE ITS CAPITAL STRUCTURE AND OPERATIONS AND IMPLEMENT ITS BUSINESS PLAN THROUGH THE CHAPTER 11 PROCESS, THE COMPANY MAY NEVER EMERGE FROM BANKRUPTCY AND MAY BE REQUIRED TO LIQUIDATE ITS ASSETS.

Commencing March 2, 2004, the Company and most of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Risk factors involving the Chapter 11 filing include, but are not limited to, the following:

     o The commencement of the Chapter 11 cases may adversely affect the Company's business. The Company believes that any such adverse effects may worsen if confirmation of the plan is protracted.

     o There can be no assurance that the Company will develop a plan of reorganization or, even if it does, there can be no assurance that the Court will confirm the Company's plan of reorganization.

     o There can be no assurance regarding any adverse actions that creditors or equity holders of the Company or other parties in interest in the Chapter 11 cases may take that may have the effect of preventing or unduly delaying confirmation of the plan of reorganization, if any.

     o There can be no assurance as to the overall long-term viability of the Company's operational reorganization and financial restructuring plan.

     o There can be no assurance as to the Company's ability to maintain sufficient financing sources to fund its plan of reorganization and meet future obligations.

     o The Company may be unable to retain top management and other key personnel through the process of reorganization.

In addition, the uncertainty regarding the eventual outcome of the Company's restructuring, and the effect of other unknown adverse factors, could threaten the Company's existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success and Court approval of the Company's Chapter 11 plan, maintaining the support of key vendors, retaining key personnel along with financial, business, and other factors, many of which are beyond the Company's control.

MELDISCO IS THE COMPANY'S ONLY CONTINUING BUSINESS AND SUBSTANTIALLY ALL OF THE COMPANY'S CONTINUING NET SALES AND PROFITS RESULT FROM MELDISCO'S BUSINESS RELATIONSHIP WITH KMART, WHICH EMERGED FROM BANKRUPTCY PROCEEDINGS IN MAY 2003. KMART STORE CLOSINGS AND REDUCED TRAFFIC IN THE REMAINING KMART STORES HAS HAD, AND CONTINUES TO HAVE, A NEGATIVE EFFECT ON SALES AND PROFITS OF THE MELDISCO SEGMENT. A FURTHER MATERIAL REDUCTION IN THE NUMBER OF KMART STORES OR A TERMINATION OF THIS RELATIONSHIP WOULD HAVE A MATERIALLY ADVERSE EFFECT ON THE COMPANY.


The Company has exited its Athletic Segment business and certain portions of its Meldisco business. The Company's sales in the footwear departments operated by Meldisco in Kmart stores were $1,209.3 million in fiscal year 2001, $1,154.3 million in fiscal year 2002, and $901.4 million in fiscal year 2003, or 84%, 86% and 89%, respectively, of Meldisco's total net sales for those periods.

From January 22, 2002 through May 6, 2003, Kmart operated under the protection of Chapter 11. During the first six months of 2002, Kmart closed 283 under-performing stores. During the first four months of 2003, Kmart closed an additional 319 under-performing stores. These store closings had a negative effect on cash flows and profitability during fiscal year 2003, which the Company expects to continue in future years. This negative cash flow effect was partially offset by cash generated from inventory liquidations in the closed stores during fiscal year 2003 and by lower working capital requirements that will continue beyond fiscal year 2003. The Kmart store closings, as well as the reduced traffic Meldisco has experienced in the footwear departments of Kmart stores that remained open during and after the bankruptcy, have also had, and continue to have, a negative effect on net sales and profits of the Meldisco Segment.

In June and August 2004, Kmart announced the sale of an additional 54 and 18 stores to other retailers, respectively. If Kmart were to close a significant number of additional stores, it would have a material adverse effect on the Company's net sales and profits. With or without additional store closings, a continued decline in the Company's per store sales in the remaining Kmart stores will have a material adverse effect on the Company's net sales and profits. Although Kmart emerged from bankruptcy on May 6, 2003, there can be no assurance that Kmart's operations, or Meldisco's operations in the Kmart footwear departments, will return to previous levels of sales or profitability.

The Company's agreements with Kmart are subject to certain performance standards based primarily on sales volumes. Both the Master License Agreement and the license agreements for particular Kmart stores allow for termination of the agreements under certain circumstances. A termination of these agreements would have a material adverse effect on the sales and profit of the Company.


Under the Master License Agreement, Kmart may audit the books and records of the Shoemart Subsidiaries. In addition, the Company may audit the deductions taken by Kmart from the weekly sales proceeds. These audits for fiscal years 1999 - 2003 are in process. Under the bankruptcy claims procedures, Kmart has filed a claim of approximately $58.0 million related to the period 1999 to 2003. Of this amount, approximately $25.0 million relates to claims for fiscal 2002 and prior. The Company has accrued approximately $10.0 million as of December 28, 2002. The remaining claim of $33.0 million relates to fiscal 2003. Of this amount approximately $24.0 million relates to excess rent and minority interest distributions of which the Company has recorded $18.0 million in fiscal 2003. The Company believes that, upon reconciliation, its recorded amounts will be adequate, but there can be no assurances and any material changes in this reconciliation could have a material adverse effect on the Company.

THE COMPANY IS A DEFENDANT IN CERTAIN SECURITIES LITIGATION AND IS THE SUBJECT OF AN SEC REGULATORY PROCEEDING AND CANNOT YET REASONABLY DETERMINE WHETHER ITS INSURANCE COVERAGE IS ADEQUATE TO COVER THE CLAIMS. THE COMPANY MAY ALSO BE SUBJECT TO ADDITIONAL LITIGATION OR REGULATORY ACTION.

On the Petition Date, the Company commenced the Chapter 11 cases by filing petitions for relief under Chapter 11 of the Bankruptcy Code. The Company has continued to manage its property as debtors-in-possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 cases was the imposition of the automatic stay under section 362 of the Bankruptcy Code, which, with limited exceptions, enjoins the commencement or continuation of: (i) all collection efforts by creditors; (ii) enforcement of liens against any assets of the Company; and (iii) litigation against the Company. However, the automatic stay is applicable only to litigation against the Company, and not its officers and directors. The Company may request the Court to extend the stay to cover its officers and directors, but absent Court approval, such litigation may proceed. Also, the automatic stay has no effect on the SEC investigation.

Prior to the Company's November 13, 2002 announcement that management had discovered discrepancies in the reporting of its accounts payable balances, the Company notified the staff of the SEC concerning the discovery of the accounting discrepancies. The SEC began a regulatory proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the restatement. On November 25, 2003, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony, in the same regulatory proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. The Company has been and intends to continue cooperating fully with the SEC. The Company cannot predict the outcome of this proceeding.

The investigation overseen by the Audit Committee and the restatement led to a delay in the filing of this and other SEC reports. See "Introductory Note". Because of these delays, the Company was not in compliance with the listing standards of the NYSE on which its common stock was listed. On December 29, 2003, the NYSE suspended trading in the common stock of the Company and, at a later date, the Company's common stock was delisted. The NYSE stated that it decided to take these actions in view of the overall uncertainty surrounding the Company's previously announced restatement of its results for 1997 through 2002 and the continued delay in fulfilling its financial statement filing requirements.

The Company and certain of its directors and officers are defendants in two derivative suits and several purported class action lawsuits alleging violations of federal securities laws and breaches of fiduciary duties. With Court approval, Footstar and the relevant individual parties have mutually agreed to resolve the claims made in both the derivative and purported class action complaints, without any admission of liability, for the amounts of $9.2 million and $14.3 million, respectively. See "Legal Proceedings". The parties are still in the process of obtaining final approval of these settlements in the District Court where the actions were brought and failure to finalize these settlements could have a material adverse impact on the Company.

Litigation or other regulatory actions against the Company by the SEC, the NYSE or other regulatory bodies could have a material adverse effect on the Company, and would also have adverse secondary effects, such as negative reactions from the Company's stockholders, creditors or vendors.

A FAILURE BY THE COMPANY TO EFFECTIVELY AND EFFICIENTLY MAINTAIN INTERNAL CONTROLS OVER FINANCIAL REPORTING WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATIONS OR FINANCIAL RESULTS.

The Company's investigation, conducted under the oversight of the Audit Committee, found instances where certain members of management caused manual entries to be improperly made to write-off certain liabilities with corresponding reductions in cost of sales, certain operating expenses, and to offset unrelated items, such as unrecoverable receivables and vendor credits with unmatched receipts (accounts payable). With respect to the Company's acquisition of Just For Feet in 2000, the RSKO investigation found that the original purchase price allocation contained misstatements as a result of the Company not utilizing all of the detailed information available at that time, and certain members of senior management allowed incorrect entries to be made to the Company's income statement rather than making such adjustments to the purchase price allocation.

The investigation also found that, in addition to the specific items giving rise to the need for the restatement, there were instances in which some members of management and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting, and did not communicate adequately to the Company's internal auditors, independent external auditors, the Audit Committee and the Board of Directors, which caused the problems arising from the deficiencies in the Company's internal controls and procedures not to be identified. In addition, the investigation identified that there was a failure by the Company's management to establish an appropriate control environment, and there were significant deficiencies in the Company's internal controls and procedures resulting from numerous causes, including inadequate staffing, insufficient quality and training of personnel and inadequate systems and systems interfaces. As a result of the investigations, the Company has made significant personnel and policy changes. The deficiencies described above contributed to accounting misstatements in the Company's consolidated financial statements, which necessitated the restatements described elsewhere in this report.

The Company has implemented an Internal Process and Controls Plan to address areas of control weakness identified in the investigation. The Internal Process and Controls Plan addressed the Company's control environment, organization and staffing, policies, procedures and documentation, and information systems. The Audit Committee of the Board of Directors periodically reviews and assesses the effectiveness of internal controls and procedures. See "Controls and Procedures" for a further discussion of the Internal Process and Controls Plan.

The Company is prepared to and may be required to forego sales growth or cost savings opportunities that might threaten the maintenance of effective internal control over financial reporting. The Company has and will incur increases in employee levels, capital expenditures and operating expenses with respect to the implementation of these changes. If the Company is unable to implement these changes effectively or efficiently, it would have a material adverse effect on the Company's operations and financial results.

DECLINES IN THE COMPANY'S SALES WILL HAVE A MAGNIFIED IMPACT ON PROFITABILITY BECAUSE OF THE COMPANY'S FIXED COSTS.

A significant portion of the Company's operating expenses are fixed costs that are not dependent on its sales performance, as opposed to variable costs, which vary proportionately with sales performance. These fixed costs include the corporate offices, fixed portion of interest expense and a substantial portion of the Company's labor expenses. If the Company's sales continue to decline, the Company will be unable to reduce its operating expenses proportionately.

THE COMPANY OPERATES IN THE HIGHLY COMPETITIVE FOOTWEAR RETAILING INDUSTRY.

The family footwear industry, where the highest percentage of Meldisco's business is concentrated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Payless ShoeSource, Kmart, Wal-Mart, Kohl's and Target, with a number of traditional mid-tier retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. Many of the Company's competitors have grown more rapidly and have substantially greater financial and marketing resources than the Company.

If the Company is unable to respond effectively to its competitors, the Company's operations and financial condition could be materially adversely affected.

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN TALENTED PERSONNEL.

The Company's success is dependent upon its ability to attract and retain qualified and talented individuals. The Company has instituted several retention programs designed to retain key executives and employees. However, if the Company is unable to attract or retain key executives and employees, including senior management, accounting and finance, marketing, and merchandising personnel, it could adversely affect its businesses.

THE COMPANY MUST PROVIDE CONSUMERS WITH SEASONALLY APPROPRIATE MERCHANDISE, MAKING ITS SALES HIGHLY DEPENDENT ON SEASONAL WEATHER CONDITIONS.

If the weather conditions for a particular period vary significantly from those typical for that period, such as an unusually cold spring like the Company experienced in 2003, or an unusually warm winter, consumer demand for seasonally appropriate merchandise that the Company has available in its footwear departments will be lower, and the Company's net sales and margins will be adversely affected. Lower sales may leave the Company with excess inventory of its basic products and seasonally appropriate products, forcing the Company to sell both types of its products at significantly discounted prices and, thereby, adversely affecting its net sales and margins.

THE COMPANY MAY BE UNABLE TO ADJUST TO CONSTANTLY CHANGING FASHION TRENDS.

The Company's success depends, in large part, upon its ability to gauge the evolving fashion tastes of its customers and to provide merchandise that satisfies such fashion tastes in a timely manner. The retailing industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, in order to ensure sufficient quantities of footwear in the desired size, style and color for each season, the Company is required to maintain substantial levels of inventory, especially prior to peak selling seasons when the Company builds up its inventory levels.

As a result, if the Company fails to properly gauge the fashion tastes of consumers, or to respond to changes in fashion tastes in a timely manner, this failure could adversely affect retail and consumer acceptance of the Company's merchandise and leave the Company with substantial unsold inventory. If that occurs, the Company may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm its business and financial results.

THE FOOTWEAR RETAILING INDUSTRY IS HEAVILY INFLUENCED BY GENERAL ECONOMIC
CYCLES.

Footwear retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear, apparel and related goods tend to be highly correlated with the cycles of the levels of disposable income of the Company's customers. As a result, any substantial deterioration in general economic conditions could have a material adverse effect on the Company's operations and financial condition.

THERE ARE RISKS ASSOCIATED WITH THE COMPANY'S IMPORTATION OF PRODUCTS.

Approximately 90% of Meldisco's products are manufactured in China. Substantially all of this imported merchandise is subject to customs duties and tariffs imposed by the United States and penalties may be imposed for violations of labor and wage standards by foreign contractors. In addition, China and other countries in which the Company's merchandise is manufactured may, from time to time, impose additional new quotas, tariffs, duties, taxes or other restrictions on its merchandise or adversely change existing quotas, tariffs, duties, taxes or other restrictions. Any such changes could adversely affect the Company's ability to import its products and, therefore, its results of operations. Any deterioration in the trade relationship between the United States and China, issues regarding China's compliance with its agreements related to its entry into the World Trade Organization, or any other disruption in the Company's ability to import products from China could adversely affect the Company's business, financial condition or results of operations.

Other risks inherent in sourcing products from foreign countries include economic and political instability, social unrest and the threat of terrorism, each of which risks could adversely affect the Company's business, financial condition or results of operations. In addition, the Company incurs costs as a result of security programs designed to prevent acts of terrorism such as those imposed by government regulations and the Company's participation in the Customs-Trade Partnership Against Terrorism implemented by the United States Bureau of Customs and Border Protection. Significant increases in such costs could adversely affect the Company's business, financial condition or results of operations.

The outbreak and spread of severe acute respiratory syndrome ("SARS") in southern China during the early part of 2003 severely curtailed travel to and from, as well as general business activities within China. Although the Company's ability to purchase and import its merchandise from its China-based manufacturers was not negatively impacted during this outbreak of SARS, an additional outbreak of SARS, Avian Flu or outbreaks of other infectious diseases could prevent the manufacturers the Company uses from manufacturing the Company's merchandise or hinder the Company's ability to import such merchandise, either of which could have an adverse effect on the results of operations of the Company.

The Company's ability to successfully import merchandise into the United States from foreign sources is also dependent on stable labor conditions in the major ports of the United States. Any instability or deterioration of the domestic labor environment in these ports, such as the work stoppage at West Coast ports in 2002, could result in increased costs, delays or disruption in merchandise deliveries that could cause loss of revenue, damage to customer relationships and have a material adverse effect on the Company's business operations and financial condition.

A REDUCTION IN FOOTWEAR PURCHASES BY WAL-MART COULD ADVERSELY EFFECT THE COMPANY'S RESULTS.

The Company's sales of footwear to Wal-Mart constitute a small but growing portion of the Company's total net sales. Wal-Mart is not under any contractual obligation to continue purchasing the Company's products. Should Wal-Mart decrease or discontinue its purchases, this would adversely effect the Company's results.

MELDISCO RELIES ON KEY VENDORS AND THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE ITS PRODUCTS.

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. If these foreign manufacturers are unable to secure sufficient supplies of raw materials or maintain adequate manufacturing capacity, they may be unable to provide Meldisco with timely delivery of products of acceptable quality. In addition, if the prices charged by these manufacturers increase, the Company's cost of acquiring merchandise would increase. Should the Company not be able to recover these cost increases with increased pricing to its customers, it could have a material adverse effect on the Company's operations and financial condition.

Meldisco also depends on third parties to transport and deliver its products. If these third parties are unable to transport or deliver its products for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, there could be a material adverse effect on the Company's operations and financial performance.

TRADEMARKS AND SERVICE MARKS

Footstar or its subsidiaries own all rights in the United States to the marks Thom McAn, Cobbie Cuddlers and Cara Mia for use in connection with footwear and/or related products and services. The Company or its subsidiaries have registered or have common law rights to over 100 trademarks and/or service marks under which the Company markets merchandise or services. The Company either has registered or is in the process of registering its trademarks and service marks in foreign countries in which it operates or may operate in the future. The Company vigorously protects its trademarks and service marks both domestically and internationally.


EMPLOYEES

As of December 28, 2002, the Company had 18,830 employees, including 7,451 at Meldisco, 10,458 at Athletic and 921 at the Company's corporate offices and distribution centers. Meldisco had 3,085 full-time and 4,366 part-time employees and Athletic had 2,294 full-time and 8,164 part-time employees.

As of July 31, 2004, the Company had 5,161 employees, including 4,867 at Meldisco and 294 at the Company's corporate offices and distribution centers. Meldisco had 2,157 full-time and 2,710 part-time employees.


AVAILABLE INFORMATION

The Company makes available free of charge through its web site, www.footstar.com, all materials that the Company files electronically with the SEC, including the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. During the period covered by this Form 10-K, the Company made all such materials available through its web site as soon as reasonably practicable after filing such materials with the SEC. As discussed in the Introductory Note of this Annual Report on Form 10-K, certain 2002, 2003 and 2004 SEC filings have been delayed.

You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site, www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

ITEM 2.  PROPERTIES
-------  ----------

Footaction had a nationwide presence. As of December 28, 2002, it operated 459 stores in 41 states, Puerto Rico and the U.S. Virgin Islands. Footaction's store design was 3,500 square feet, while the average size of a Footaction store was 4,800 square feet. Footaction stores were all leased with a typical lease term of 10 years. These leases called for minimum annual rents subject to periodic adjustments, plus other charges, including a proportionate share of taxes, insurance and common area maintenance and percentage rent based on the store's sales volume.

Just For Feet's stores ranged from 6,000 to 33,000 square feet. Just For Feet's average store size was 17,000 square feet. As of December 28, 2002, it operated 95 stores. Three of Just For Feet's stores were owned by the Company; the remainder were leased, with a typical initial lease term of 15 years.

As of December 28, 2002, Meldisco operated licensed footwear departments in 5,495 stores and 20 Company-owned Shoe Zone stores. As of July 31, 2004, Meldisco operated licensed footwear departments in 2,389 stores. The licensed footwear departments are located in all 50 states, Guam, Puerto Rico and the U.S. Virgin Islands. Of the licensed departments operated as of December 28, 2002 and July 31, 2004, respectively, 1,832, and 1,503 were located in Kmart discount stores; 3,367 and 860 licensed departments were in Rite Aid drugstores; 190 and none were in stores whose footwear department licenses were acquired from J. Baker; 40 and none were located in Gordmans stores; and 66 and 26 were children's footwear departments located in stores operated by Federated.

Kmart and other retail host stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in Kmart stores range from 900 to 4,400 square feet. The Gordmans licensed footwear departments averaged 1,500 square feet, and the Federated licensed children's footwear departments averaged 900 square feet. The Company's Shoe Zone stores averaged 3,500 square feet.

The Company's headquarters is located in 43,000 square feet of leased office space in West Nyack, New York. Meldisco's corporate offices are located in 129,000 square feet of owned office space in Mahwah, New Jersey. The Company plans to move its headquarters into the Meldisco office building by the end of 2004 at lease expiration. The Athletic Segment's corporate offices were located in approximately 63,000 square feet of leased office space in Mahwah, New Jersey; this lease expires as of September 30, 2004. The Company's corporate tax department is located in 3,500 square feet of leased office space in Worcester, Massachusetts. The Company's Shared Services Center is located in 57,000 square feet of leased office space in Dallas, Texas. The Company is currently relocating its Shared Services Center to the Meldisco office building. This relocation is expected to be completed by the end of 2004. The Company also maintained approximately 8,300 square feet of leased office space in Wausau, Wisconsin in which its direct marketing operations were primarily located; that lease ended as of June 2004. The Company previously operated out of two owned distribution facilities, located in Mira Loma, California, and Gaffney, South Carolina, with a total of 1.2 million square feet. In addition, the Company leases a 200,000 square feet distribution facility in Morrow, Georgia.

See "Introductory Note" for a discussion of the Company's disposition of its facilities.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

As stated above, the Company commenced the Chapter 11 cases by filing petitions for relief under Chapter 11 of the Bankruptcy Code. The Company has continued to manage its property as debtors-in-possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 cases is the imposition of the automatic stay under Section 362 of the Bankruptcy Code, which, with limited exceptions, enjoins the commencement or continuation of: (i) all collection efforts by creditors; (ii) enforcement of liens against any assets of the Company; and
(iii) litigation against the Company. However, the automatic stay is applicable only to litigation against the Company, and not against any of its officers and directors. The Company may request the Court to extend the stay to cover its respective officers and directors in any litigation filed, but absent Court approval, such litigation may proceed. The automatic stay has no effect on the SEC investigation.

Prior to the Company's November 13, 2002 announcement that management had discovered discrepancies in the reporting of its accounts payable balances, the Company notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began a regulatory proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the restatement. The Company has been cooperating fully with the SEC. On November 25, 2003, the SEC issued a Formal Order, in that regulatory proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents.

The fact-finding investigation authorized by the Formal Order includes determining whether the Company and certain of its present or former directors, officers and employees may have engaged in violations of the federal securities laws in connection with: the purchase or sale of the securities of the Company; required filings with the SEC; maintenance of the Company's books, records and accounts; implementation and maintenance of internal accounting controls; making of false or misleading statements or omissions in connection with required audits or examinations of the Company's consolidated financial statements or the preparation and filing of documents or reports the Company is required to file with the SEC. The Company has been and intends to continue cooperating fully with the SEC.

The investigation overseen by the Audit Committee, the restatement and the Company's operation under protection of the bankruptcy laws have led to a delay in the filing of this and other SEC reports. See "Introductory Note". Because of these delays, the Company was not in compliance with the listing standards of the NYSE on which its common stock was listed. On December 29, 2003, the NYSE suspended trading in the Company's common stock and, at a later date, the Company's common stock was delisted. The NYSE stated that it decided to take these actions in view of the overall uncertainty surrounding the Company's previously announced restatement of its results for 1997 through 2002 and the continued delay in fulfilling its financial statement filing requirements.

The Company and certain of its directors and officers are defendants in two derivative suits (consolidated into a single action as described below) and several purported class action lawsuits (also consolidated into a single action as described below) alleging violations of federal securities laws and breaches of fiduciary duties. Messrs. Stearns, Day, Davies and Olshan, members of the Company's Board of Directors, and J.M. Robinson, its former Chairman, President and Chief Executive Officer, and Stephen Wilson, an officer of the Company, have been named as defendants in two derivative complaints filed by individual shareowners, one in the United States District Court for the Southern District of New York and one in the Supreme Court of the State of New York, Rockland County. In New York, the Supreme Court is a trial level court. The complaints allege that these directors and officers breached their fiduciary duties to the Company by failing to implement and maintain an adequate internal accounting control system, seek unspecified damages against the defendants and in favor of the Company, as well as costs and expenses associated with the litigation. These complaints have been consolidated in a single action in the United States District Court for the Southern District of New York captioned, Barry Lee Bragger v. J.M. Robinson, et al., Civil Action No. 02 Civ. 9163 (SCR). With Bankruptcy Court approval, Footstar and the relevant individual parties have mutually agreed to resolve the claims made in the derivative complaints, without any admission of liability, for $9.2 million, all of which will be funded with insurance proceeds and paid to the Company. Footstar is in the process of seeking an order from the court before which this litigation is pending approving the resolution of such litigation and dismissing it with prejudice.

The Company and Messrs. Robinson and Wilson have also been named as defendants in several purported shareholder class action lawsuits for alleged violations of securities laws. These actions seek unspecified monetary damages and costs and expenses associated with the litigation. These initial complaints allege that beginning mid-May 2000, the Company and its officers named above misrepresented the Company's financial performance. The cases have been consolidated into a single action pending in the United States District Court for the Southern District of New York, captioned, Stephen Rush v. Footstar, Inc., et al., 02 Civ. 9130 (SRC) (Consolidated).

With Bankruptcy Court approval, Footstar and the named plaintiffs have mutually agreed to resolve the claims made in the several purported class action lawsuits, without any admission of liability, for the amount of $14.3 million, all of which will be funded with insurance proceeds. Footstar is in the process of seeking approval from class members and upon such approval, seeking an order from the court before which this litigation is pending, dismissing it with prejudice.

The Company is involved in other legal proceedings, lawsuits and other claims incidental to the conduct of its business and estimates of the probable costs for resolution of these claims are accrued to the extent that they can be reasonably estimated. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. However, legal proceedings are subject to significant uncertainties, the outcomes are difficult to predict, and assumptions and strategies may change. Consequently, except as specified above, the Company is unable to ascertain the ultimate financial impact of any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

There were no matters submitted to a vote of security holders during fiscal year 2002 as no annual meeting was held.

                                    PART II
                                    -------



ITEM 5. MARKET PRICES FOR THE REGISTRANT'S COMMON EQUITY AND
------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The Company's common stock was listed on the NYSE under the trading symbol "FTS". On December 29, 2003, the NYSE suspended trading in the common stock of the Company and, at a later date, the Company's common stock was delisted. See "Introductory Note". Since December 30, 2003, the Company's common stock has been traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FTSTQ:PK". Prices shown for quarters 2001, 2002 and 2003 reflect the high and low sales prices for the common stock for each such quarter as reported in the consolidated transaction reporting system. Prices shown for periods during 2004 reflect the high and low bid prices for the common stick as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. As of July 31, 2004, the closing price of the Company's stock was $4.95 and there were 2,594 shareholders of record. Information concerning the market prices of the Company's common stock is set forth below:

                                                  HIGH             LOW
                                                  ----             ---
                                  2001
-------------------------------------------- --------------------------------

      First Quarter                         $         49.56  $         37.45
      Second Quarter                        $         40.30  $         32.25
      Third Quarter                         $         39.11  $         31.78
      Fourth Quarter                        $         36.70  $         29.19
                                  2002
-------------------------------------------- --------------------------------

     First Quarter                          $          31.87  $        22.65
     Second Quarter                         $          32.43  $        23.04
     Third Quarter                          $          24.46  $         7.72
     Fourth Quarter                         $           8.88  $         5.00
                                 2003
-------------------------------------------- --------------------------------

     First Quarter                           $         10.00  $         5.87
     Second Quarter                          $         13.39  $         8.12
     Third Quarter                           $         13.56  $         6.65
     Fourth Quarter                          $          7.42  $         3.10
                                 2004
-------------------------------------------- --------------------------------

     First Quarter                           $          5.55  $         1.26
     Second Quarter                          $          6.75  $         2.15


The Company has not paid dividends at any time since it became a public company. The DIP and Exit Facility prohibits cash dividends without lender consent.



ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
FIVE-YEAR HISTORICAL FINANCIAL SUMMARY
(dollars in millions)

                                                               2001(1)      2000(1)       1999(1),(2)  1998(1),(2)(3)
                                                2002         (Restated)   (Restated)      (Restated)    (Restated)
--------------------------------------------------------------------------------------------------------------------
Statement of Operations Data

Net sales                                      $2,299.9        $2,460.5      $2,236.5        $1,880.0      $1,829.1
Cost of sales                                   1,625.3         1,762.2       1,551.4         1,298.4       1,283.0
--------------------------------------------------------------------------------------------------------------------
Gross profit                                      674.6           698.3         685.1           581.6         546.1
Store operating, selling, general
    and administrative expenses                   550.9           568.5         499.4           398.1         388.6
Bad debt expense - Ames Department Stores           9.2              --            --              --            --
Depreciation and amortization                      57.4            47.6          39.6            34.5          33.1
Loss on investment                                   --              --           3.0              --            --
Restructuring, asset impairment
    and other charges (reversals), net             17.7            60.6          (0.9)           (4.7)         26.7
--------------------------------------------------------------------------------------------------------------------
Operating profit                                   39.4            21.6         144.0           153.7          97.7
Interest expense                                   15.3            16.8          11.6             3.6           3.2
Interest income                                    (1.1)           (1.6)         (1.4)           (1.3)         (2.6)
Provision (benefit) for income taxes (4)           67.3            (7.8)         38.0            49.2          31.9
Minority interests in net income                   37.1            44.8          51.4            44.6          38.1
Earnings from discontinued
operations, net (5)                                  --              --            --             2.4            --
Cumulative effect of a change in
          accounting principle(6)                  24.3              --            --              --            --
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                             $  (103.5)        $ (30.6)       $ 44.4          $ 60.0        $ 27.1

--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data

Current assets:
Cash and cash equivalents                         $13.4           $12.5         $14.3           $31.8         $49.1
Inventories                                       360.9           389.5         392.1           281.9         290.6
Other                                              87.5           123.7          90.5            77.1         101.4
--------------------------------------------------------------------------------------------------------------------
Total current assets                              461.8           525.7         496.9           390.8         441.1
Property and equipment, net                       266.7           256.2         258.5           198.7         217.3
Other assets                                       46.8           116.9          58.4            32.3          37.8
--------------------------------------------------------------------------------------------------------------------
Total assets                                     $775.3          $898.8        $813.8          $621.8        $696.2
--------------------------------------------------------------------------------------------------------------------
Note payable                                      146.8           146.9          74.0              --            --
Other current liabilities                         319.0           322.4         287.7           243.4         279.5
Long-term debt                                       --              --            --              --            --
Other liabilities(7)                               72.8            81.5          71.5            44.1          46.9
Minority interests in subsidiaries                 61.9            70.1          78.9            73.1          67.5
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                 600.5           620.9         512.1           360.6         393.9
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity (7)                          174.8           277.9         301.7           261.2         302.3
--------------------------------------------------------------------------------------------------------------------
Total  liabilities and equity                    $775.3          $898.8        $813.8          $621.8        $696.2
--------------------------------------------------------------------------------------------------------------------

(1) Amounts in fiscal years 2001, 2000, 1999 and 1998 have been restated after management discovered and announced it had identified certain accounting discrepancies as described in Note 1 of Notes to Consolidated Financial Statements.

(2) The restated financial information for fiscal years 1998 and 1999, while unaudited, has been restated on a basis that is consistent with the restatement of financial statements for fiscal years 2000 and 2001. A comparison of the fiscal year 2001 Consolidated Balance Sheet and the 2001 and 2000 Consolidated Statement of Operations as originally reported and as restated is presented in Note 1 of Notes to Consolidated Financial Statements.

(3) Includes $2.4 million write-off of accounts payable balances to cost of sales that were determined not to be valid payables. The Company was unable to locate documentation to support the year in which such amounts apply. A portion of the $2.4 million may relate to years prior to 1998.

(4) In connection with the preparation of its fiscal year 2002 Consolidated Financial Statements, the Company reviewed the valuation of its deferred tax assets based on projections of its future taxable earnings. Primarily due to the Company's historical losses, estimated results for fiscal 2003 and projected results for fiscal 2004, for accounting purposes the Company cannot rely on anticipated long-term future profits to utilize certain of its deferred tax assets. As a result, the Company could not conclude that it is more likely than not that the deferred tax assets will be realized and has recorded a non-cash valuation allowance of $70.2 million during fiscal 2002 in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(5) During fiscal year 1999, the Company reversed $3.8 million ($2.4 million after taxes) of a discontinued business charge of $85.0 million originally recorded in fiscal year 1996. (6)Represents write-off of goodwill recorded in connection with the acquisition of J. Baker assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Amortization of goodwill in fiscal years 2001, 2000, 1999 and 1998 was $2.3 million, $0.7 million, $0.8 million and $0.8 million, respectively.

(7) The restatement resulted in establishing a long-term liability of $0.5 million in 1996 in connection with the Company's retirement plan obligations to four Melville Corporation employees who retired in the 1980's.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by their use of words, such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of the Company's financial statements, business, results of operations, liquidity and future operating or financial performance. Factors that could affect the Company's forward-looking statements include, among other things: the Company's ability to continue as a going concern; its ability to operate pursuant to the terms of the DIP and Exit Facility; its ability to obtain Court approval and any other required approvals with respect to motions in the Chapter 11 proceeding prosecuted by the Company from time to time; its ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that the Company has to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases; its ability to obtain and maintain normal terms with vendors and service providers that will enable the Company to achieve its cash flow projections; and the ability to maintain contracts that are critical to the Company's operations; the audit of the restatement adjustments for fiscal years 1997 though 2001; the audit of 2002, the review of the first three quarters of fiscal year 2003, the audit of 2003 and the review of the first two quarters of 2004 by the Company's independent public accountants; negative reactions from the Company's stockholders, creditors or vendors to the results of the investigation and restatement or the delay in providing financial information caused by the investigation and restatement and the delisting of the Company's common stock from the NYSE; the impact and result of any litigation (including private litigation), any action by the SEC or any investigation by any other governmental agency related to the Company or the financial statement restatement process; additional delays in completing the restatement or the amendment of previously filed reports or the filing of other reports with the SEC; the Company's ability to manage its operations during and after the financial statement restatement process; the results of the Company's exploration of strategic alternatives; the Company's ability to successfully implement internal controls and procedures that ensure timely, effective and accurate financial reporting; the continued effect of Kmart store closings on Meldisco; higher than anticipated employee levels, capital expenditures and operating expenses, including the Company's ability to reduce overhead and rationalize assets, both generally and with respect to changes being implemented to address the results of the investigation and the restatement; adverse results on the Company's business relating to increased review and scrutiny by regulatory authorities, media and others (including any internal analyses) of financial reporting issues and practices or otherwise; any adverse developments in existing commercial disputes or legal proceedings; volatility of the Company's stock price; and intense competition in the markets in which the Company competes. Additionally, due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceeding in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceeding on the Company's businesses and the interests of various creditors and security holders.

Because the information herein is based solely on data currently available, it is subject to change as a result of events or changes over which the Company may have no control or influence, and should not be viewed as providing any assurance regarding the Company's future performance. Actual results and performance may differ from the Company's current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to the Company's business, financial condition, results of operations, liquidity or prospects. Additionally, the Company is not obligated to make public indication of changes in its forward looking statements unless required under applicable disclosure rules and regulations.

OVERVIEW

As the Company has completed the five and one-half year restatement of its Consolidated Financial Statements for the fiscal years 1997 through 2001 and the six month period ended June 29, 2002, management confronts major challenges in reorganizing the Company through the Chapter 11 process. The Company decided to seek bankruptcy protection after management determined it was unable to obtain necessary liquidity from its lending syndicate or additional debt or equity financing. The Company suffered a decline in its liquidity primarily resulting from the unprofitable results primarily in the Athletic Segment, the reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of the Kmart bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and recent capital market volatility. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, on notice and an opportunity to be heard.

As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including leases of non-residential real property. Parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code and orders issued by the Court. In a Chapter 11 case, holders of pre-petition, general, unsecured claims are entitled to receive at least as much as they would receive if the Company were liquidated under Chapter 7 of the Bankruptcy Code. In a Chapter 11 case, creditors and equity holders are generally allowed to vote to approve a Chapter 11 plan.

The "Introductory Note" contains information regarding the Chapter 11 case, Footstar's exit from the footwear departments of Federated and Gordmans stores and the closing of the Shoe Zone stores within the Meldisco Segment and the closing of certain stores and the sale of all remaining stores within the Athletic Segment.

While this Form 10-K contains the five and one-half year restatement, the Company still needs to prepare and file additional periodic reports for fiscal years 2002, 2003 and the first two quarters of 2004 to become current in its periodic reporting requirements with the SEC. Although an Internal Process and Controls Plan has been implemented, there is no guarantee that it will result in timely and accurate financial reporting in the future.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by the Company's Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.

THE FINANCIAL IMPACT OF THE RESTATEMENT

The causes for the restatement and the related investigation are discussed in the "Introductory Note".

The investigation resulted in the Company restating its Consolidated Financial Statements for the fiscal years 1997 through 2001 and will require a restatement of its fiscal 2001 quarterly condensed consolidated financial statements and its first and second quarter condensed consolidated financial statements for fiscal 2002. The cumulative restatement of the Company's fiscal years 1997 through 2001 and the six month period ended June 29, 2002 reduced operating profit by $47.4 million over the five-and-one-half year period and reduced the Company's consolidated retained earnings as of June 29, 2002 by $28.2 million, inclusive of $0.5 million related to the recognition of certain retirement benefits. See "Consolidated Balance Sheet".

The most significant period affected by the restatement was fiscal 2000, which had a cumulative reduction in operating profit of $25.3 million. This reduction was principally the result of two misstatements in accounting for the Company's newly acquired Just For Feet business. These misstatements, which amounted to $16.9 million, included: (1) the incorrect recording of inventory due to the failure to properly investigate unusual increases in inventory, or unusual "positive shrink gains", which caused a $10.3 million overstatement of operating profits, and (2) misstatements in recording the fair market value of acquired net assets which resulted in a $6.6 million overstatement of operating profits, $5.9 million of which related to inventory (See "Original Accounts Payable Reconciliation Discrepancies" and "Purchase Accounting" below for further details).

The table below summarizes the effects of the restatement on the consolidated financial statements for the six month period ended June 29, 2002, for fiscal years 2000 and 2001, and for fiscal years 1999 and prior. Following the tables, the primary categories of restatement adjustments to the Company's previously reported consolidated financial results during and at the end of the respective fiscal periods are provided.

For a comparison of the Company's restated Consolidated Balance Sheet as of December 31, 2001 and Consolidated Statements of Operations for fiscal years 2000 and 2001 to the consolidated financial statements as reported for those fiscal years, see Note 1 of Notes to the Consolidated Financial Statements.


RESTATEMENT SUMMARY
-------------------

---------------------------------------- --------------- --------------- ------------ --------- -----------
(in millions) (Income)/Expense                              SIX MONTHS                             FISCAL
                                             TOTAL             ENDED         FISCAL     FISCAL    1999 AND
                                            RESTATEMENT    JUNE 29, 2002      2001       2000       PRIOR
---------------------------------------- --------------- --------------- ------------ --------- -----------

Accounts Payable
       Accumulated Matching Adjustments    $  35.8           $  3.7        $  19.9     $   5.4      $  6.8
       Unrecorded Inventory                   10.3              0.0            0.0        10.3         0.0

Timing Adjustments to Estimates               (3.5)            (3.2)          (1.5)        1.1         0.1
Inventory Reserve Adjustments                 (2.2)             2.7           (3.7)        1.4        (2.6)
Purchase Accounting                            3.8             (0.4)          (2.4)        6.6         0.0
Contingent Fee (1)                            (5.0)            (0.3)          (2.0)       (0.9)       (1.8)
Reserve for Contingent Fee                     4.7              0.0            2.0         0.9         1.8
Elimination Adjustments                        3.5             (0.2)           2.0         0.5         1.2
                                           -------           ------        -------     -------      -------
                      Subtotal                47.4              2.3           14.3        25.3         5.5
Taxes                                        (19.3)            (3.5)          (7.2)       (9.3)        0.7
Minority Interests                            (6.0)            (0.4)          (3.0)       (1.4)       (1.2)
Reserve for Minority Interests                 5.6              0.0            3.0         1.4         1.2
                                           -------           ------        -------     -------      -------
       Total                               $  27.7           $ (1.6)       $   7.1     $  16.0      $  6.2
========================================   =======           ======        =======     =======      ======

(1) Under the Company's arrangement with Kmart, the Company has a 51% equity interest and Kmart has a 49% equity interest in all the subsidiaries that operate licensed departments in Kmart stores, with the exception of 29 (31 as of December 28, 2002) such subsidiaries in which the Company has a 100% equity interest. In addition to Kmart's minority interests in net income
     (loss), Kmart is entitled to receive a percentage of profits as a Contingent Fee, which is based on individual store profitability.



Original Accounts Payable Reconciliation Discrepancies
------------------------------------------------------

The accounts payable reconciliation discrepancies that caused an understatement of accounts payable, shrink and other expenses by $46.1 million consist of two components:

     o $35.8 million over the five-and-one-half-year restatement period related to misstatements in the recording of adjustments to income

     o $10.3 million related to errors occurring in the processing of transactions during the conversion and transition of Just For Feet's systems in fiscal 2000 and the subsequent related misstatements in recording shrink gains, which resulted in an overstatement of Just For Feet's earnings for fiscal 2000.

Accumulated Matching Adjustments

The Company's accounts payable systems were designed to utilize a three-way matching process in which purchase orders, receipts and invoices were compared and matched in transaction sub-systems prior to payment to a vendor. At the time when the Company receives merchandise from vendors, the Company records the related inventory and accrues a liability in an unmatched receipt account. These accrued receipts are then matched with the related purchase orders and invoices. The Company's systems are designed to systematically match this information without human intervention; however, over time, system matches had deteriorated due to more frequent purchase order changes, receipt differences in quantity, unit price, or product code and increases in the number and complexity of trade terms, all of which required increasing human intervention. In addition, certain payment types (i.e., wire transfer payments), which were automatically captured on the general ledger accounts payable ("GLAP"), were not properly recorded in the merchandise accounts payable sub-systems ("SSAP"). The Company determined that system flaws and human misstatements in the recording and matching of purchase orders and receipts and the processing of wire transfer payments resulted in amounts being incorrectly maintained as unmatched receipts within the SSAP, even though the merchandise was received by the Company and the invoiced amounts were paid to vendors. As a result, incorrect balances accumulated over time in the SSAP unmatched receipts account.

As a result of the accounting misstatements and control weaknesses noted above, the unmatched receipt account incorrectly built-up on the SSAP. This unmatched receipt account was aged monthly and, periodically (though not on a consistent basis), certain amounts were reversed into income without an appropriate basis. These reversals took place by reducing shrink expense and other unrelated expenses, such as worn and damaged markdowns, which is a component of cost of sales and, to a lesser extent, certain operating expenses, which are included in selling, general and administrative expenses. Although these reversals resulted in reductions to accounts payable without matching vendor payments which would account for the reductions, these discrepancies were not researched and analyzed by accounts payable or corporate accounting personnel, but were simply processed. Additionally, the Company's reconciliations failed to detect these discrepancies as the reconciliations were not being properly prepared.

Unrecorded Inventory
--------------------

The Company determined that in the fiscal year 2000 certain merchandise receipts for vendor deliveries had not been properly recorded into the Company's accounts payable and inventory systems. These misstatements occurred after the assets of Just For Feet were acquired by the Company in fiscal 2000. The Company operated the existing Just For Feet systems separately from its other systems prior to converting systems in fiscal 2000. The Company's accounting systems and various processes did not properly identify these unrecorded inventory receipts. However, these unrecorded receipts were paid for and, since the related inventory and payable were not recorded, accounts payable and inventory were initially understated. The unrecorded inventory receipts were eventually accounted for as a result of distribution center and store physical inventories, with an incorrect offsetting credit reducing shrink expense. As a result, cost of sales for Just For Feet was understated for fiscal year 2000 by $10.3 million.

Other Restatement Adjustments
-----------------------------

During the course of restating accounts payable balances, the Company determined that certain other accounting adjustments were required for the fiscal year 1997 through the first half of fiscal year 2002. As discussed below, these other restatement adjustments related to:

                                                          Restatement Adjustment
                                                              (Income) Expense
                                                               (in millions)

     o   Timing adjustments to estimates                            $(3.5)

     o   Inventory reserve adjustments                               (2.2)

     o   Purchase accounting                                          3.8

     o   Contingent fee                                              (5.0)

     o   Reserve for contingent fee                                   4.7

     o   Elimination adjustments                                      3.5
                                                                      ---

                  Total Other Restatement Adjustments                $1.3
                                                                     ====



Timing Adjustments to Estimates ($3.5 million benefit)
-------------------------------

The Company noted that certain accounts, which included allowance for co-op receivables, inventory costing, restructuring reserves, customer loyalty program accruals, bonus accruals, payroll accruals, rent accruals and property tax accruals were not adjusted on a timely basis resulting in certain quarters being misstated due to a timing difference. Most of these adjustments reverse within the restatement period; however, certain of the adjustments straddle the restatement and non-restatement periods (subsequent to June 2002).

Inventory Reserve Adjustments ($2.2 million benefit)
-----------------------------

The Company reviewed the estimates and judgments used in determining aged inventory reserves and has adjusted these reserves for incorrect estimates. The restatement adjusts these reserves and eliminates any non-specific reserve.

Purchase Accounting ($3.8 million expense)
-------------------

As part of the investigation's expanded procedures, a detailed re-evaluation of the accounting for the acquisition of Just For Feet was performed. Based upon this evaluation, two misstatements were identified in the initial allocation of the purchase price and in the subsequent accounting for acquired assets. The first misstatement occurred in the valuation of the acquired inventory at its fair market value and in the subsequent utilization of reserves that were established as part of the purchase price allocation. These reserves were incorrectly reversed into income rather than reflected as a purchase accounting adjustment. The second misstatement related to an adjustment of liabilities in connection with a customer loyalty program, which also incorrectly overstated income rather than as an adjustment to purchase accounting. As a result of these misstatements, operating profit of the acquired business was overstated in fiscal 2000 by $6.6 million and understated in fiscal 2001 and the six months ended June 29, 2002 by $2.4 million and $0.4 million, respectively.

Contingent Fee ($5.0 million benefit)
--------------

Under the Company's agreement with Kmart, Kmart is entitled to certain fees based upon store profits ("Contingent Fee"). To the extent that the restatement adjustments relate to the operations in the footwear departments in Kmart, there would be an effect on the Contingent Fee.

Elimination Adjustments ($3.5 million expense)
-----------------------

These adjustments principally relate to the timing of recognizing profit on the sale of inventory with respect to vendor rebates and elimination of intercompany royalties

Income Taxes ($19.3 million benefit)
------------

Income taxes are adjusted to reflect the tax effect of the restatement items described above and the adjustment of certain deferred tax assets. The Company subsequently established a valuation allowance for certain deferred tax assets in fiscal 2002.

Minority Interests ($6.0 million benefit)
------------------

Under the Company's arrangement with Kmart, the Company has a 51% equity interest and Kmart has a 49% equity interest ("Minority Interests") in most of the individual subsidiaries that operate the licensed footwear departments in Kmart stores other than approximately 30 subsidiaries, which the Company owns 100% of the equity interests. To the extent that the restatement adjustments impact the retained earnings of these subsidiaries, the restatement adjustments affect Kmart's Minority Interests in these retained earnings.

Reserve for Contingent Fee and Minority Interest ($10.3 million expense)
------------------------------------------------

Due to the Company's inability to confirm the adjustment to the Contingent Fee and Minority Interest payments for the effect of the restatement adjustments, the Company has established a reserve for the Contingent Fee and related Minority Interest.

Consolidated Balance Sheet
--------------------------

In addition to the effect of the adjustments described above, the Company determined that some goods sourced and received overseas were not properly reported in the Company's system-generated summary reports. These amounts were recorded upon receipt at the Company's United States facilities; however, for the period of time between the transfer of title and the receipt at the Company's United States facilities, the reported inventory and accounts payable balances were incorrectly understated by $20.7 million as of December 29, 2001. The Company also determined that it had not properly established liabilities for certain retirement obligations upon its inception in 1996 and as such has recorded an adjustment of $0.5 million to retained earnings and long-term liabilities for all periods presented. These understatements relating to the timing of recording inventory and retirement obligations did not have an effect on the Consolidated Statements of Operations.

Internal Control Changes
------------------------

For information regarding the actions taken by the Company to remediate areas of weakness identified during the investigation and restatement, see "Controls and Procedures".

Results of Operations

See "Introductory Note" for a discussion of the filing of voluntary petitions by the Company for reorganization under Chapter 11 of the federal bankruptcy laws, the exit from footwear departments in Federated and Gordmans stores and the closing and sale of Shoe Zone stores within the Meldisco segment and the closing or sale of all Athletic Segment stores.

Footstar 2003 Overview

                                    2003        2002
Sales                            $1,988.8     $2,299.9


Comparable Store Sales             -3.8%        -1.5%

Total sales for the full fiscal year 2003 were negatively impacted by the closing of 283 and 321 Kmart stores in fiscal years 2002 and 2003, respectively, and the exit from various J. Baker license arrangements. Fiscal year 2003 operating profit is expected to include an aggregate of approximately $19.0 million in costs related to 321 Kmart store closings during the year and approximately $14.0 million in costs related to the investigation that commenced in November 2002 resulting from the discovery of discrepancies in the reporting of accounts payable balances and the related restatement.

Meldisco's operating profit for the full fiscal year 2003 is expected to be negatively impacted by the Kmart store closings and other closed stores, an extremely weak spring selling season caused by unusually cold and damp weather and a dramatic decline in traffic caused by changes to the Kmart advertising program (weekly advertising circular) which included both page count and circulation reductions in the third and fourth quarters of 2003. Meldisco's comparable store sales declined by 7.7% during fiscal 2003. Wholesale sales continued to grow as shipments to Wal-Mart increased from approximately 300 stores to over 1,500 stores during 2003.

The Athletic Segment's operating loss for the full fiscal year 2003 is expected to include approximately $6.5 million in expenses related to the investigation and restatement and more than $3.7 million in operating losses from two startup ventures, Consumer Direct and Uprise. The Athletic Segment's comparable store sales increased by 0.5% during 2003.

Fiscal year-end 2003 inventory is expected to be comparable to the prior year amount of $360.9 million as of December 28, 2002. Although there were fewer stores in operation during 2003, some additional early receipts related to the timing of the Chinese New Year factory shutdown have impacted the expected fiscal year end 2003 inventory. Capital spending is expected to decrease significantly from over $70 million in fiscal year 2002 to approximately $34.0 million in fiscal year 2003 due to the reduction in new store openings.

The Company relied on customary payment terms from its vendors to support its purchase of inventory. Late in 2003, certain domestic vendors modified their credit terms, which resulted in less than optimal receipts.

Footstar Financial Performance Overview - 2002 and 2001

Footstar is principally a specialty retailer conducting business through its Meldisco Segment and, prior to its sale to Foot Locker on May 2, 2004, its Athletic Segment. Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Athletic sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For
Feet), the Internet and customer service centers.


                                2002          2001           2000        2002 % OF     2001 % OF     2000 % OF
(dollars in millions)                      (RESTATED)     (RESTATED)       SALES         SALES         SALES
---------------------------- ----------- --------------- -------------- ------------- ------------- -------------
Sales                          $2,299.9      $2,460.5       $2,236.5

Gross Profit                      674.6         698.3          685.1        29.3          28.4          30.6
S G & A                           550.9         568.5          499.4        24.0          23.1          22.3
Bad Debt Expense- Ames
Department Stores                   9.2           - -            - -         0.4           - -           - -
Depreciation & Amortization        57.4          47.6           39.6         2.4           1.9           1.8
Loss on Investment                  - -           - -            3.0         - -           - -           0.1
Restructuring & other
charges                            17.7          60.6          (0.9)         0.8           2.5           - -
Operating Profit                  $39.4         $21.6         $144.0         1.7           0.9           6.4

Comparable Store Sales             -1.5%         -2.2%           4.1%


2002 versus 2001

Footstar's total sales decreased by 6.5% to $2,299.9 million in fiscal 2002 from $2,460.5 million in fiscal 2001. The results in 2002 were impacted by several key events at Meldisco as well as a 3.8% comparable store sales decrease and the net reduction of 53 stores in the Athletic Segment.

Meldisco's results were negatively impacted by Kmart, which in January of 2002 filed for reorganization under Chapter 11. Kmart closed 283 underperforming stores in fiscal 2002. These stores, which were profitable for Meldisco, generated Meldisco sales of $116.5 million in 2001 compared with a $52.9 million in 2002. The shoe departments in Kmart stores, excluding the closings, posted a 1.3% comparable store sales increase.

Meldisco's results were also impacted by the closing of the licensed footwear departments in the Ames Department stores (liquidated in Fall 2002), as well as the Company's exit from other licensed department stores that were acquired in the J. Baker acquisition in 2001.

Meldisco continued to grow its Shoe Zone chain in 2002, expanding the number of stores from 5 to 20 and also entered into a wholesale agreement with Wal-Mart to sell select Thom McAn product in 300 stores.

The Athletic Segment was impacted by market conditions as well as internal changes. The Athletic consolidation, whereby the Footaction office in Dallas, Texas was closed and merged with the Just For Feet office in Mahwah, New Jersey, resulted in significant employee turnover and business disruption. Also, the market shifted away from higher priced footwear, an area in which Footaction traditionally performed extremely well. Finally, the market was highly promotional throughout 2002.

Also impacting Footstar's results was the announcement in November, 2002 that it had discovered discrepancies in the reporting of its accounts payable balances. The subsequent restatement reduced earnings by an aggregate of $47.4 million pre-minority interests and pre-taxes over the period from fiscal year 1997 through June 29, 2002. The Company incurred $1.9 million of expenses for various professional fees in connection with the investigation of the restatement matter in the fourth quarter of 2002.

2001 versus 2000

Footstar's total sales increased to $2,460.5 million in fiscal year 2001 from $2,236.5 million in fiscal 2000. However, comparable store sales decreased 2.2%. The sales increase was driven by two acquisitions: the licensed footwear operations of J. Baker acquired in February of 2001 (Meldisco Segment) and the full year impact of Just For Feet acquired in March 2000 (Athletic Segment).

The acquisition of the operations of J. Baker, which included licensed footwear departments in Ames, Steinmart, Spiegel, Roses and Variety, added sales of $212.5 million in fiscal year 2001 within Meldisco.

In November 2001, Ames, the largest operation in the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 and closed 47 underperforming stores. In August 2002, Ames commenced liquidation.

Meldisco's comparable store sales declined 5.1% in 2001 as a result of an abnormally warm winter, which impacted winter product sales, and a reduction in circular advertising by Kmart in the fourth quarter that reduced traffic at Kmart and negatively effected Meldisco's operations. Meldisco began testing a new Hispanic retail concept, Shoe Zone, by opening 5 stores in Puerto Rico.

The Athletic Segment generated a comparable store increase of 2.0% in fiscal 2001. This increase was driven by strong performance in children's footwear, strong back to school sales at Just For Feet and aggressive promotional activity in the fourth quarter. Athletic had a net reduction of 33 stores in 2001.

Footstar's results were negatively impacted by restructuring, asset impairment and other charges totaling $106.4 million relating primarily to inventory write-downs (included in cost of sales), store exit costs and asset impairments associated with accelerating the closing of under-performing stores in both the Athletic and Meldisco Segments.

These results are further explained in the following narrative.

Meldisco Segment

Fiscal Year 2002

Meldisco operates primarily in the discount footwear market through its operation of 1,832 Kmart licensed footwear departments as of December 28, 2002, as well as, until the end of the third quarter of fiscal 2002, the operation of 327 Ames licensed footwear departments. Although Meldisco operates several other smaller licensed footwear and retail businesses, these two businesses accounted for over 90% of revenues in 2002. As such, Meldisco competes primarily with other discount department stores, discount footwear retailers, as well as off-price and value retailers. As a result, Meldisco is heavily dependent on the ability of its host retailers to attract traffic into their stores through their promotional and advertising programs. In the fall of 2002, Meldisco began a test of its Thom McAn branded footwear in 300 Wal-Mart stores.

In 2002, Meldisco sales declined by $98.1 million from 2001 and operating profit (before minority interests) decreased by $45.1 million. Table 1 summarizes Meldisco's financial performance for the past three fiscal years.

Table 1: Meldisco Financial Performance
---------------------------------------

                                                                          %         of         Net Sales
(dollars in millions)                                                    -------------------------------
                                               2001          2000                    2001        2000
                                 2002        (Restated)   (Restated)     2002     (Restated)  (Restated)
--------------------------------------------------------------------------------------------------------
Net Sales                     $  1,346.0    $  1,444.1    $  1,310.1
Gross Profit                  $    410.6    $    440.9    $    420.5      30.5%      30.5%      32.1%
Store Operating, Selling,
G&A Expenses                       294.2         299.3         256.5      21.9%      20.7%      19.6%
Bad Debt Expense - Ames
Department Stores                    9.2           --            --        0.7%       --          --
Depreciation & Amortization         18.2          17.8          14.8       1.4%       1.2%       1.1%
Restructuring, Asset
Impairment & Other Charges    $     13.6    $      3.3    $   --           1.0%       0.2%        --
                              ----------    ----------    ----------      ----       ----       ----
Operating Profit              $     75.4    $    120.5    $    149.2       5.6%       8.3%      11.4%

Results in 2002 were materially impacted by several key events which occurred over the course of the year and are discussed below.

Kmart Licensed Footwear Departments

Footstar operates licensed footwear departments in every Kmart store through its Shoemart Subsidiaries. The majority of these footwear departments are jointly owned with Kmart, which holds a 49% interest in each Shoemart subsidiary. The Shoemart Subsidiaries own the inventory and are responsible for staffing the footwear departments. This relationship is important to the Company, as the loss of Meldisco's Kmart operations, a significant reduction in customer traffic in Kmart stores, or the closing of a significant number of Kmart stores would have a materially adverse effect on the Company.

Meldisco has operated the footwear departments in Kmart since 1961, and these departments have historically provided the substantial majority of Meldisco's revenues and profits. The Kmart contribution to both Footstar's and Meldisco's sales for the past three years is illustrated in Table 2.


TABLE 2

         (dollars in millions)                                2002         2001         2000
         ----------------------------------------------- -- --------- -- --------- -- ---------

         Sales
              Footstar                                   $   2,299.9  $   2,460.5  $   2,236.5
              Meldisco                                   $   1,346.0  $   1,444.1  $   1,310.1
              Kmart footwear departments                 $   1,154.3  $   1,209.3  $   1,290.5

         Kmart footwear departments as a percentage of:
              Footstar                                           50%          49%          58%
              Meldisco                                           86%          84%          99%

         ----------------------------------------------- -- --------- -- --------- -- ---------


Table 3 illustrates the contribution to the operating profit of both Footstar and Meldisco from the licensed footwear operations within Kmart.


TABLE 3
                                                       2002          2001            2000
(dollars in millions)                                             (Restated)      (Restated)
------------------------------------------------ ---- ------- --- ----------- --- -----------

Operating Profit
     Footstar                                      $    39.4   $    $21.6      $    $144.0
     Meldisco                                      $    75.4   $    120.5      $     149.2
     Kmart footwear departments                    $   109.4   $    120.3      $     147.2

Kmart's interest in footwear departments'
     operating profit1                             $    50.9   $     56.2      $      67.9

Operating (loss) profit adjusted to exclude
  Kmart's 49% interest in footwear
     department operating profit
     Footstar                                         (11.5)        (34.6)            76.1
     Meldisco                                           24.5         64.3             81.3
     Kmart footwear departments                         58.5         64.1             79.3

------------------------------------------------ ---- ------- --- ----------- --- -----------


1 Operating profit declined from fiscal year 2001 to fiscal year 2002 primarily due to restructuring, asset impairment and other charges.

The Company's arrangement with Kmart is governed by a Master License Agreement effective as of July 1, 1995, and amended as of March 25, 1996. The Master License Agreement provides the Company with the non-transferable exclusive right and license to operate a footwear department in each applicable Kmart store. The initial term of the Master License Agreement expires on July 1, 2012, and is renewable, thereafter for 15 year terms upon mutual agreement, unless terminated earlier as provided in the Master License Agreement, which requires at least four years written notice of an intention to terminate.

Under the terms of the Master License Agreement, Meldisco licenses and operates the footwear department in every Kmart store through its Shoemart Subsidiaries. The majority of these subsidiaries are jointly owned with Kmart, which holds a 49% interest in each subsidiary. These subsidiaries own the inventory and are responsible for staffing the footwear departments. The Shoemart Subsidiaries retain title to the inventory in each licensed footwear department up until the time the product is sold. Kmart collects the proceeds of each sale and, on a weekly basis, Kmart remits the proceeds to Meldisco less applicable deductions and fees. The majority of the license fees in the Kmart arrangement are based on sales, with additional payments based on profits.

Annually, each Shoemart subsidiary operating a licensed Kmart footwear department distributes to Kmart a dividend equal to Kmart's equity percentage share of the prior year retained earnings of the same Shoemart subsidiary. The average Kmart licensed footwear department sales, operating profit (excluding Kmart equity interest) and inventory is shown in Table 4.

 TABLE 4
                                                                     2002         2001        2000
(dollars in thousands, except total sales in millions)                         (Restated)  (Restated)
----------------------------------------------------------------- ------------ ----------- ------------

Total Kmart licensed department footwear sales                       $1,154.3    $1,209.3     $1,290.5
     Year-end Kmart locations(1)                                        1,832       2,114        2,106

Average sales per Kmart licensed footwear department                     $630        $572         $613

Average Kmart licensed footwear department operating profit
     excluding Kmart equity interest                                      $32         $30          $38

Average year-end inventory per Kmart licensed footwear department         $59         $61          $88

----------------------------------------------------------------- ------------ ----------- ------------
1    Kmart closed 283 stores and opened one additional store during 2002

On January 22, 2002, Kmart filed a voluntary petition for reorganization under Chapter 11. With Court approval, Kmart closed 283 underperforming stores during the first six months of 2002, and closed an additional 319 underperforming stores during the first four months of 2003. Since April 26, 2003, Kmart has closed ten additional stores. In June 2004 and August 2004, Kmart announced the sale of an additional 54 and 18 stores to other retailers, respectively. As of July 31, 2004, the Company continued to operate licensed footwear operations within 1,503 Kmart stores. The 283 closed stores generated sales of $52.9 million, $116.5 million and $125.1 million in 2002, 2001 and 2000, respectively, and operating profits (losses) of $(4.4) million, $8.5 million, and $11.2 million in 2002, 2001 and 2000, respectively. Excluding Kmart's 49% interest in these stores, Meldisco's share of the 283 closed stores' operating income (loss) was approximately $(2.2) million, $4.3 million and $5.7 million in 2002, 2001 and 2000, respectively.

Table 5 shows the financial results of closed stores and open stores as of December 28, 2002. In the 1,832 Kmart stores which operated over the course of 2002, Meldisco recorded revenues of $1,101.4 million and operating profits of $113.8 million, before Kmart's 49% share of such profits, compared with revenues of $1,092.8 million and operating profits of $111.7 million in fiscal 2001. Sales for the entire chain, including closed stores, were 4.5% below 2001, and operating profits were $10.8 million lower than the operating profits achieved in 2001. Comparable store sales performance for Meldisco's licensed footwear business at Kmart increased 1.3% for the fiscal year 2002. This performance exceeded that reported by the Footwear Distributors and Retailers Association ("FDRA") by 1% and exceeded Kmart's comparable store sales performance for 2002 by 9% (this performance is based on Shoemart performance for the retail year as reported by FDRA and Kmart). Given the sales performance in Kmart for the year, performance in the Kmart licensed footwear departments was relatively strong. The key factor driving the positive comparable store sales growth for the year was a strong winter season with winter sales coming in both early and late 2002.


TABLE 5
                                                        2002            2001          2000
(dollars in millions)                                                (Restated)    (Restated)
---------------------------------------------------------------------------------------------
Kmart footwear sales                                $  1,154.3     $  1,209.3 $     1,290.5
     1,832 stores*                                  $  1,101.4     $  1,092.8 $     1,165.4

Kmart footwear department operating profit (loss)   $    109.4     $    120.3 $       147.2
     1,832 stores*                                  $    113.8     $    111.7 $       136.1
     2002 closed stores                             $     (4.4)    $      8.6 $        11.1

Kmart department operating profit (loss),
  excluding Kmart equity interest                   $     58.5     $     64.1 $        79.3
     1,832 stores*                                  $     60.7     $     59.8 $        73.6
     2002 closed stores                             $     (2.2)    $      4.3 $         5.7

---------------------------------------------------------------------------------------------
* Includes the 1,832 Kmart stores which operated throughout fiscal 2002

The Company expects the Kmart store closings to have a negative effect on cash flows and profitability during fiscal year 2003 and in future years. This negative cash flow effect will be partially offset by cash generated from inventory liquidations in the closed stores during fiscal year 2003 and by lower working capital requirements, which will continue beyond fiscal year 2003. The Kmart store closings, as well as the reduced traffic Meldisco has experienced in the footwear departments of Kmart stores that remained open during the bankruptcy, have also had, and continue to have, a negative effect on net sales and profits in the Meldisco Segment.

The Master License Agreement is subject to certain performance standards which are primarily based upon sales volumes. The Company has historically met these performance standards and expects to continue meeting these performance standards in the future. The Master License Agreement and the license agreement for particular Kmart stores allow the parties to terminate those agreements under specified circumstances, including the following:

     o either Kmart or Meldisco may terminate the Master License Agreement if the other party fails to pay its debts when due;

     o Kmart may terminate the license agreement for a particular Kmart store if the footwear department in that store is going to cease operations and no longer be open for business;

     o either Kmart or Meldisco may terminate the license agreement for a particular Kmart store if the footwear department in that store becomes unfit for use and occupancy by reason of material damage or destruction, or as a result of condemnation;

     o either Kmart or Meldisco may terminate the Master License Agreement if the other party fails to make any material payments when due or to deliver any material accounting reports as required by that agreement, or materially breaches any of its covenants, representations or warranties in that agreement and fails to cure the breach within a specified period; and

     o either Kmart or Meldisco may terminate the Master License Agreement if the other party sells or transfers a majority of its outstanding shares.

Under the Master License Agreement, Kmart may audit the books and records of Shoemart Subsidiaries. In addition, the Company may audit the deductions taken by Kmart from the weekly sales proceeds. These audits for fiscal years 1999 - 2003 are in process. Under the bankruptcy claims procedures, Kmart has filed a claim of approximately $58.0 million related to the period 1999 to 2003. Of this amount, approximately $25.0 million relates to claims for fiscal 2002 and prior. The Company has accrued approximately $10.0 million as of December 28, 2002. The remaining claim of $33.0 million relates to fiscal 2003. Of this amount approximately $24.0 million relates to excess rent and minority interest distributions of which the Company has recorded $18.0 million in fiscal 2003. The Company believes, that upon reconciliation, its recorded amounts will be adequate, but there can be no assurances and any material changes in this reconciliation could have a material adverse effect on the Company.

J. Baker Licensed Footwear Acquisition

On February 4, 2001, the Company completed the acquisition of the licensed footwear operations of J. Baker for $59.0 million cash consideration. Through the J. Baker acquisition, the Company acquired the operations of licensed footwear departments in 11 retail chains, including Ames, Steinmart, Spiegel, Roses, and Variety.

The acquisition was based on the perceived value of the Ames licensed footwear business and to preempt competitive entry into this channel. The Company took over 400 Ames footwear departments providing sales of $134.5 million and $2.6 million in operating profits in 2001. Under the terms of the licensing agreement, the Company owned the inventory and maintained staffing to operate each store in return for a rental fee of 19.0% of the Ames' licensed footwear departments' sales.

In November 2001, Ames filed a voluntary petition for reorganization under Chapter 11. In August, 2002, Ames decided to liquidate its assets. In 2002, the Company recorded sales of $81.0 million and operating losses of $14.0 million in the Ames licensed footwear departments. These operating losses were primarily related to $7.7 million for markdowns recorded in the liquidation and $6.4 million related to severance and other costs associated with the closing of stores. In addition to these costs, during the fiscal 2002 second quarter the Company recorded a bad debt write-off of approximately $9.2 million of licensed footwear department sales which were not collected.

Of the $98.1 million reduction in sales experienced by Meldisco in fiscal 2002, $53.5 million was related to the liquidation of Ames.

As a result of the loss of leverage resulting from the Ames' bankruptcy and the poor performance in the other licensed footwear operations acquired from J. Baker, the Company decided to exit substantially all the remaining licensed footwear operations acquired from J. Baker. Table 6 below shows the operating results of these businesses for 2002 and 2001.

Table 6: J. Baker Acquisition Financial Performance

                                            2001
(dollars in millions)           2002     (Restated)     2002%        2001%
---------------------------------------- ------------ ----------- ------------

Net Sales                        $137.8       $212.5
Gross Margins                      25.4         48.0       18.4%        22.6%
Restructuring & Other Charges      40.5          8.4       29.4%         4.0%
Operating (Loss) Profit          (31.2)          2.0     (22.6)%         0.9%

---------------------------------------- ------------ ----------- ------------

2001 versus 2000:

In fiscal year 2001, Meldisco's total sales increased 10.2% while comparable store sales declined 5.2%. Total sales increased due to the acquisition of the
J. Baker licensed footwear businesses. Comparable store sales decreased as a result of lower than anticipated sales of winter related product due to abnormally warm weather, and the reduction in circular advertising by Kmart during the fourth quarter of 2001. Comparable store sales performance in fiscal 2001 was 1.0% lower than that reported by the FDRA, 3.0% lower than Kmart, and comparable to other discount footwear retailers. Gross margin in the Kmart licensed footwear departments declined to 31.7% in 2001 from 32.1% in 2000. This decline primarily resulted from higher levels of in-store shrink and the increased expense of delivering products.

Overall, Meldisco's gross margin declined from 32.1% in 2000 to 30.5% in 2001. This decline resulted from a combination of higher in-store shrink in Kmart licensed footwear departments and the impact of the J. Baker licensed footwear businesses which paid a higher percentage of revenues in rent than the Kmart licensed footwear departments. Selling, general and administrative expenses increased to 20.7% of sales from 19.6% of sales in 2000 due to the lower average sales in the J. Baker licensed footwear businesses.

In November 2001, Ames filed a voluntary petition for reorganization under Chapter 11 and announced the closure of 47 underperforming stores. As a result, the Company incurred costs of $5.8 million for the impact of the store closures.

Athletic Segment

Industry/Competitive Environment
--------------------------------

The Athletic Segment competed in the $16 billion domestic athletic footwear market. The industry has experienced low single digit growth rates over the past three to five years which is expected to continue. The industry had significant store square footage expansion in the mid-1990's followed by square footage reductions in the late 1990's, and has had relatively flat growth over the past three years. The most significant industry trend over the past several years has been the reduction in the amount of footwear that is sold above the $100 price point.

The retail athletic and outdoor footwear industry is highly competitive. Historically, the athletic footwear retail consumer has been served through a wide variety of distribution channels, including mall-based specialty athletic footwear retailers, department stores, discount retailers, traditional shoe stores, and sporting goods stores.

Footaction competed in the brand-name segment of the athletic footwear market and faced competition primarily from other mall-based athletic footwear and sporting goods stores. Within the mall-based specialty athletic footwear retail environment, Footaction's primary competitors were Foot Locker, The Finish Line and The Athlete's Foot. Foot Locker is the largest athletic footwear retailer, offering multiple formats, including Foot Locker, Lady Foot Locker, Kids Foot Locker and Champs. Just For Feet competed with traditional athletic specialty retailers, sporting goods stores and family footwear retailers due to its broad consumer target.

Table 1 summarizes the Athletic Segment's financial performance for the past three fiscal years.



TABLE 1: FINANCIAL DATA (in millions)





                                                                               %   of    Sales
                                                                         -------------------------------
                                        2002       2001       2000         2002       2001       2000
                                        ----       ----       ----         ----       ----       ----
                                                 (Restated) (Restated)            (Restated) (Restated)
Sales                                  $  953.9   $1,016.4   $  926.4
Cost of Markdowns
(Restructuring and Other Charges)           0.3       40.0      --
Gross Margin                              246.3      241.4      258.4       25.8%      23.7%      27.9%
SG&A                                      233.5      245.6      227.3       24.5%      24.2%      24.5%
Depreciation/Amortization                  37.1       28.7       24.5        3.9%       2.8%       2.6%
Restructuring                               3.8       57.4       (0.9)

Operating (Loss)/Profit                   (28.1)     (90.3)       7.5       -2.9%      -8.9%       0.8%


Table 2 summarizes the changes in the Athletic Segment's stores for the past three fiscal years.

TABLE 2: STORES

                        2002           2001            2000
                        ----           ----            ----
Beginning                610            643            633
Opened                    27              6             33
Closed                    80             39             23
End                      557            610            643


Table 3 provides information as to the Athletic Segment's comparable store sales during the past three fiscal years.

Table 3: Comparable Store Sales
-------------------------------






                                 2002           2001            2000
                                 ----           ----            ----

Footaction                      -4.5%           1.4%            1.6%
Just For Feet                   -2.5%           3.8%             --
Athletic Segment                -3.8%           2.0%            1.6%

Table 4 provides sales data by brand during the past three fiscal years.

Table 4: Brand % of Business
----------------------------
                                 2002          2001          2000
                                 ----          ----          ----
                                            (Restated)    (Restated)

Nike                              47%           44%           44%
Reebok                             9%            8%            7%
Adidas                             7%            6%            7%
New Balance                        6%            6%            6%
All Other                         31%           36%           36%
                                 ---           ---           ---
                                 100%          100%          100%

2002 versus 2001
----------------

The Athletic Segment net sales decreased 6.2% to $953.9 million in fiscal 2002 from $1,016.4 million in fiscal year 2001. The Athletic Segment sales decrease resulted from a combination of a 3.8% comparable store sales decrease and a net reduction of 53 stores. The Athletic Segment had a net reduction of 63 stores at Footaction (FA), a net increase of 7 stores at Just For Feet (JFF) and opened the first 3 Uprise stores in fiscal 2002.

FA sales decreased 9.2% with comparable store sales decreasing 4.5%. FA store count at fiscal year-end 2002 was 459 versus 522 at fiscal year-end 2001 as 16 stores were opened and 79 stores were closed. The FA comparable store decrease occurred entirely in the second half of 2002 for three principal reasons. First, the Athletic Segment consolidation, whereby the FA offices in Dallas, Texas were closed and merged with the JFF offices in Mahwah, NJ, resulted in significant employee turnover and a transition which caused significant business disruption. Next, FA had traditionally performed extremely well in the greater than $100 price point; however, the market for $100 and greater athletic footwear weakened dramatically during the Fall of 2002 and FA experienced a 25% decline at this price point in 2002. Finally, the mall-based athletic specialty market continued to be highly promotional and FA had difficulty in matching the 2001 sales promotion levels.

JFF sales decreased 0.5% versus 2001 with comparable store sales decreasing 2.5% in fiscal 2002. JFF store count at year-end 2002 was 95 versus 88 at fiscal year-end 2001. The sales increase from seven additional stores partially offset the comparable store sales decrease. The JFF comparable store sales decrease was primarily experienced during those periods in 2002 when JFF had executed aggressive promotional activity in 2001 and not in 2002.

The Athletic Segment gross margin increased 2.1% from $241.4 million in 2001 to $246.3 million in 2002. This increase in the 2002 gross margin occurred despite a 6.1% sales decrease. The increase in gross margin in 2002 was primarily the result of recording a $40.0 million restructuring charge in 2001 for the liquidation of aged merchandise. Excluding this restructuring charge, both Athletic Segment chains experienced gross margin declines in 2002 due to the need to discount more heavily on promotional and clearance product. The average retail selling prices at the Athletic Segment decreased 3% in 2002 versus 2001, with both FA and JFF experiencing similar price declines.

The Athletic Segment depreciation and amortization expenses increased by 29.3% to $37.1 million from $28.7 million in 2002 versus 2001. The increase of $8.4 million in depreciation and amortization expense was related to initial depreciation on new store openings and certain asset impairment charges predominantly at JFF.

The Athletic Segment incurred an operating loss of $28.1 million in 2002 compared with an operating loss of $90.3 million in 2001. Total restructuring charges and other charges amounted to $97.4 million in 2001 for store exit costs, the markdown of inventory in closing stores and markdowns to liquidate aged product on a more timely basis, compared with the $4.1 million restructuring charge in 2002 for the consolidation of the Athletic Segment. The total improvement of $62.2 million in operating margin was due to the $93.3 million in lower restructuring charges and $12.0 million in selling, general and administrative expense reductions which was partially offset by lower sales and the associated gross margin reduction of $34.7 million, net of restructuring charges, and the $8.5 million increase in depreciation and amortization expense.

2001 versus 2000
----------------

The Athletic Segment sales increased 9.7% to $1,016.4 million in fiscal 2001 from $926.4 million in fiscal year 2000. The sales increase was the combination of a 2.0% comparable store sales increase and the acquisition of JFF on March 7, 2000. The Athletic Segment had a net reduction of 33 stores in 2001, consisting of 30 store reductions in FA and 3 net store reductions in JFF.

FA sales increased 0.4% with comparable store sales increasing 1.4% from fiscal 2000. FA store count at year-end 2001 was 522 versus 552 at fiscal year-end 2000 as 3 stores were opened and 33 stores were closed. The FA sales increase was led by strong performance in the children's footwear category with higher allocated product resulting in a 12.4% sales increase in 2001. Total FA sales volume was driven by a 5% unit sales increase in 2001 that was offset by a 4% decline in average prices. The percent of footwear business in the greater than $100 price segment declined from 21% of sales in 2000 to 17% of sales in 2001. The FA apparel and accessory product categories experienced a 6.0% sales decrease from 2000 to 2001 while footwear sales increased 1.8% in 2001 versus 2000 levels.

JFF recorded a 3.8% comparable store sales increase in 2001 for two reasons. First, JFF performed very well during the Back-to-School period as the merchandise mix was far stronger in 2001 versus 2000. JFF was acquired in March 2000 and the initial merchandise mix was limited due to JFF's financial condition prior to the acquisition. The second major factor in the comparable store sales increase was that, during the late third quarter/early fourth quarter, JFF introduced aggressive promotional activity which drove positive comparable sales during this period.

The Athletic Segment gross margin decreased 6.6% from $258.4 million in 2000 to $241.4 million in 2001. The decrease in 2001 gross margin was due to recording a $40.0 million restructuring charge in 2001 for aged merchandise liquidation at both athletic chains which was partially offset by the 9.7% sales increase. FA experienced a 5.5% decline in gross margin with gross margin rates declining by approximately 2% in 2001, excluding $16.5 million in restructuring charges. The gross margin rate declines were a combination of higher promotional activity resulting in lower maintained product margins and higher product shrink levels in 2001 compared to 2000. JFF experienced a 15.2% increase in gross margin including a charge of $23.5 million for inventory liquidation. JFF gross margin improved due to a 32.8% increase in sales and improvement in gross margin rate compared to 2000. The gross margin rate improvement was the result of lower product shrink and improved product margins.

The Athletic Segment depreciation and amortization expenses increased by 17.1% from $24.5 million in 2000 to $28.7 million in 2001. The increase of $4.1 million was the result of a full twelve months of expenses at JFF in 2001.

The Athletic Segment incurred an operating loss of $90.3 million in 2001 compared with an operating profit of $7.5 million in 2000. Total restructuring charges were $97.4 million in 2001 for store exit costs, the markdown of inventory in closing stores and markdowns to liquidate aged product more timely, compared to a reversal of $0.9 million of charges in fiscal 2000 related to a 1998 restructuring plan. The reduction of $97.8 million in operating margin was due to the $98.3 million increase in restructuring charges, $18.3 million in higher selling, general and administrative expense and $4.1 million in higher depreciation and amortization expense which was partially offset by sales and the associated gross margin increase of $22.9 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity used in funding its short-term operations are its operating cash flows and the DIP and Exit Facility with a syndicate of lenders led by Fleet and GECC. The DIP and Exit Facility is used to support general corporate borrowing requirements.

Based on the information currently available and current assumptions as to its cash and capital needs, the Company believes that its current cash, together with cash generated from operations and cash available under the DIP and Exit Facility, will be sufficient to fund its currently expected operating expenses, capital expenditures and working capital needs.

Prior to filing the Chapter 11 cases, the Company was in negotiations with its lending syndicate with respect to obtaining necessary liquidity. The Company had also initiated discussions with additional financing sources. In addition, the Company explored the possibility of a sale of certain of its assets to obtain liquidity. As none of these alternatives were successful, the Company filed voluntary petitions for relief under Chapter 11 in order to obtain necessary liquidity and restructure its debt. See "Introductory Note".

Operating Cash Flows

Net cash provided by operating activities totaled $120.3 million in fiscal year 2002, compared with $98.5 million and $66.5 million for fiscal year 2001 and 2000 respectively. During fiscal year 2002, net cash requirements for operations, capital additions and dividends to Kmart were funded from cash flows from operations and the then existing Credit Facility.

At the end of fiscal year 2002, accounts receivable balances decreased from fiscal year-end 2001 levels due to lower sales and the write-off of the Ames receivable. Ames, whose footwear department license was acquired in the J. Baker acquisition, filed a voluntary petition for reorganization under Chapter 11 and named the Company as a general unsecured creditor with respect to a receivable of $9.2 million, which was fully reserved by the Company in the second quarter of fiscal year 2002. All proceeds due to Meldisco from the sale of products in the licensed footwear departments at Kmart stores, both before and after Kmart's filing and through July 31, 2004, have been paid to Meldisco in a timely manner.

The Dip and Exit Credit Facility

Effective March 4, 2004, the Company entered into a DIP Credit Agreement with a syndicate of lenders co-led by Fleet and GECC. The DIP Credit Agreement provided a secured credit facility consisting of revolving commitments of up to $240.0 million (including a sub-limit of $75.0 million for letters of credit) and a term loan of $60.0 million. The DIP Credit Agreement had a term of two years.

As a result of recent asset sales and other restructuring activities, the DIP Credit Agreement was amended on May 11, 2004 to, among other things, reduce the amount of DIP financing available to $130.0 million to reflect the operating needs of the Company's smaller business base. This amendment included repayment in full of the $60.0 million term loan portion of the DIP Credit Facility, which carried an interest rate of 15.0%.

By Court order dated July 22, 2004, the Debtors further amended the DIP Credit Agreement to also provide for financing upon emergence from Chapter 11 (as so amended, the "DIP and Exit Facility"). Under the DIP and Exit Facility, the Company will have access to up to $100.0 million of secured DIP financing, including a sub-limit for letters of credit, subject to a borrowing base formula based upon inventory and accounts receivable. Upon emergence from Chapter 11, the Company may, at its option, convert the DIP and Exit Facility to post emergence financing (the "Exit Facility"), which will provide for up to $160.0 million in revolving commitments, including a sub-limit for letters of credit. Borrowings under the DIP and Exit Facility will bear interest at Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at the Company's option, with the applicable margin based on excess availability levels.

The DIP and Exit Facility has a term not to exceed five years from the Petition Date, including the period during which the Company operates as a debtor-in-possession. The Exit Facility term will be three years, as long as the DIP lending period does not exceed two years. As of July 31, 2004, there were no loans outstanding under the DIP and Exit Facility.

The DIP and Exit Facility is secured by substantially all of the assets of the Company and its subsidiaries and contains various affirmative and negative covenants, representations, warranties, and events of default to which the Company is subject, all as specified in the DIP and Exit Facility, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases, and capital expenditures. The DIP and Exit Facility contains a minimum excess availability covenant as well as a maximum capital expenditure covenant. After the Company's emergence from Chapter 11, if minimum excess availability falls below 20% of the borrowing base, the Company will be subject to a fixed charge coverage covenant. The DIP and Exit Facility also includes representations and warranties that, on an ongoing basis, there are no material adverse events affecting the Company's business, operations, property, assets, or condition, and that the Master License Agreement underlying the agreements that the Company maintains with Kmart is in full force and effect and not in default. A failure by the Company to satisfy any of the covenants, representations or warranties under the DIP and Exit Facility would result in default or other adverse impact under the DIP and Exit Facility. The lenders have extended the time for the delivery of fiscal 2002 and 2003 consolidated financial statements and certain compliance certifications until the earlier to occur of January 31, 2005 or the date the Company emerges from Chapter 11.

The Pre-petition Credit Facility

Prior to the Company's filing under Chapter 11, its principal sources of liquidity used in funding its short-term operations were its operating cash flows and its senior secured credit facility ("Credit Facility") with a syndicate of lenders led by Fleet National Bank. The Credit Facility has since been replaced by the DIP and Exit Facility. As of December 28, 2002, there was $154.0 million outstanding under the Credit Facility, including letters of credit, and the Company had $13.4 million in cash and cash equivalents.

As of December 28, 2002, there was $70.0 million outstanding under the term loan portion of the Credit Facility and $84.0 million outstanding under the revolving commitments (including letters of credit). Based on the borrowing base availability calculation contained in the Credit Facility, as of December 28, 2002, the Company had approximately $126.4 million of excess availability remaining after the application of $20.0 million in required minimum excess availability. On that date, the interest rate on the term loan was 14.25%, the weighted average interest rate on the outstanding revolving loans was 4.1% and the weighted average interest rate of all outstanding borrowings was 9.0%.

Commitments

As of December 28, 2002, the Company leased various properties, primarily in connection with its Athletic Segment. The vast majority of these were operating leases and, as such, were not included in the assets or liabilities of the Company. As of December 28, 2002, the future minimum rental payments under these operating leases, excluding the lease obligations for closed stores, which were already reflected as liabilities of the Company, amounted to $711.7 million (the net present value of which was $471.2 million using a 10% discount rate) and were expected to be paid over the respective lease periods, which generally ranged from 5 to 15 years.

Following is a summary of the Company's significant contractual obligations as of December 28, 2002 (in millions):

                                                          Payments Due By Period
Contractual Obligations        Total  Less than 1 Year    1-3 Years    4-5 Years    After 5 Years
----------------------- ------------- ----------------- ------------ ------------ ----------------

Credit Facility               $154.0            $154.0         $ --         $ --             $ --
Mortgage payable                 7.9               0.8          1.8          2.1              3.2
Operating leases               711.7              98.3        181.5        155.3            276.6
Capital leases                   3.6               3.6           --           --               --
----------------------- ------------- ----------------- ------------ ------------ ----------------

        Total                 $877.2            $256.7       $183.3       $157.4           $279.8
----------------------- ------------- ----------------- ------------ ------------ ----------------

Included in the fiscal year 2002 restructuring, asset impairment and other charges, the Company accrued $10.1 million for store exit costs and severance costs. The store exit costs were principally for future lease payments offset by anticipated sublease activity and lease buyouts. Costs were being charged to the reserve as incurred. As of December 28, 2002 the remaining balance in the reserve for severance and store exit costs amounted to $4.0 million.

The above table does not include (i) the license fees and excess fees, as defined in its Kmart agreement, as such fees are based on sales and profits and
(ii) contingent fees relating to store leases, as such fees are based on sales. License fees, excess fees and contingent fees were approximately $145.6 million, $158.1 million and $173.7 million in 2002, 2001 and 2000, respectively.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventory and the impairment of long-lived assets. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may ultimately differ from these estimates. The Company's management has discussed with the Audit Committee of its Board of Directors the development, selection and disclosure of the Company's critical accounting policies and estimates and the application of these policies and estimates. The Company applies the following critical accounting policies in the preparation of its Consolidated Financial Statements.


Valuation and Aging of Inventory and Shrink Reserve

Merchandise inventory is a significant portion of the Company's consolidated balance sheet, representing approximately 46% of total assets as of December 28, 2002 compared with 43% of total assets as of December 29, 2001. Inventories are valued using the lower of cost or market value, determined by the reverse mark-up or retail inventory method ("RIM"). Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

The methodologies utilized by the Company in its application of RIM are consistent for all periods presented. Such methodologies include the development of cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. RIM calculations require management to make estimates, such as merchandise mark-on, mark-ups, markdowns and shrinkage, that can significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, may not, in all circumstances, reflect actual historical experience, and could result in significant differences. Future events, such as store closings and liquidations, could result in an increase in the level of estimated markdowns which could result in lower inventory values and increases to cost of sales in future periods. In addition, failure to take markdowns currently can result in an overstatement of inventory value under the lower of cost or market principle.

As a supplement to the inventory values established under the RIM, the Company establishes reserves for additional markdowns associated with shrink and aged product. The shrink expense reserve represents a reserve for the unidentified loss of inventory. Management uses historical percentages to accrue shrink expense. Physical inventory counts are performed at each store and distribution location throughout the year. At the completion of the inventory count, actual shrink expense is quantified and compared to the shrink reserve. Any difference between actual shrink expense and the reserve is recorded as a reduction or addition to inventory on the Consolidated Balance Sheet and as a reduction or addition to cost of sales on the Consolidated Statement of Operations.

The aged inventory reserve represents an estimate of the markdown required to liquidate aged inventory, which is generally defined as inventory that is aged 12 months or more. Management calculates a reserve for aged inventory by comparing the cost of the inventory to the estimated realizable value of the inventory. In order to accomplish this, the Company analyzes the quantity and quality of all inventory in seasonal aging brackets (i.e., aged one season, two seasons, etc.). The expected markdowns necessary to liquidate each aging bracket are thus analyzed to determine if the related cost exceeds the net realizable value and a reserve, if necessary, is established.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of, which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible assets and intangible assets that are amortized may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. The ability to accurately predict future cash flows may impact the determination of fair value. Management's assessments of cash flows represent its best estimate as of the time of the impairment review and are based upon expected future results of operations. Management believes that its estimates of applicable cash flows in the current period are reasonable; however, if different cash flows had been estimated in the current period, the Property and Equipment balances could have been materially impacted. Furthermore, estimates may change from period to period as new information is generated and as trends are identified, and this could materially impact results in future periods. Factors that management must estimate when performing impairment tests include, among other items, sales volume, the related cost of product, markdowns, shrink and estimated flow through or operating profit percentages. Actual results may ultimately differ from these estimates and, as a result, the fair values may be adjusted in the future.

Insurance and Self-insurance Liabilities

The Company is primarily self-insured for worker's compensation and medical costs, as the Company's deductible under third party coverage is $250,000 per claim. The Company establishes accruals for its insurance programs based on available claims data and historical trends and experience, as well as loss development factors prepared by third party actuaries. Loss development factors are estimates based on the Company's actual historical data and other retail industry data. The Company evaluates the accrual and the underlying assumptions for workers compensation claims and for medical costs quarterly and makes adjustments as needed based on third party actuarial assessments. The ultimate cost of these claims may be greater than or less than the established accrual. While the Company believes that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimating process. In the event the Company determines the accruals should be increased or reduced, the Company records such adjustments in the period in which such determination is made. The accrued obligation for these self-insurance programs was approximately $12.3 million at the end of fiscal year 2002 and $9.6 million at the end of fiscal year 2001. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from the Company's accrued obligation.

Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods.

As of December 28, 2002 the Company has recorded a net deferred tax asset of $73.6 million and a related valuation allowance of $70.2 million. In connection with the audit of its fiscal year 2002 Consolidated Financial Statements, the Company reviewed the valuation of its deferred tax assets based on projections of its future taxable earnings. Primarily due to the Company's historical losses, estimated results for fiscal 2003 and projected results for fiscal 2004, for accounting purposes the Company cannot rely on anticipated long-term future profits to utilize certain of its deferred tax assets. As a result, the Company could not conclude that it is more likely than not that certain deferred tax assets will be realized and has recorded a non-cash valuation allowance of $70.2 million during fiscal 2002 in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Goodwill and Other Assets

FASB Statement No. 142, Goodwill and Other Intangible Assets, requires annual testing for the impairment of goodwill and unamortized intangibles at a reporting unit level. Statement No. 142 also required a goodwill impairment test as of the first day of fiscal year 2002, the adoption date. The Company identified its reporting units under Statement No. 142 as the operating segments: the Meldisco and Athletic Segments. The Company maintained goodwill at the Athletic Segment relating to the assets of Footaction in the amount of $18.0 million and at the Meldisco Segment relating to the assets acquired from J. Baker in the amount of $24.3 million. The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of related businesses, where appropriate. The Company completed its impairment test during the third quarter of fiscal year 2002 and determined that the $24.3 million of goodwill of the Meldisco Segment relating to the assets acquired from J. Baker was impaired under the fair value test. This impairment was the result of sequential periods of decreased operating profit and the Company's decision to close down the operations acquired from J. Baker. Accordingly, the Company has recognized a charge for the cumulative effect of a change of adopting the accounting standard as shown in the Consolidated Statements of Operations.

The Company has established the first day of its fourth fiscal quarter as the Company's annual impairment test date and will test its goodwill on that date each year unless circumstances arise prior to that date indicating that impairment may exist.

Store Exit Costs

The Company made certain estimates and assumptions in determining store exit costs in connection with its restructuring plans and as a result of store closings of other retailers, such as Kmart and Ames. Exit costs, other than for Kmart and Ames, are principally for future lease payments, offset by assumed sublease activity and lease buyouts, are estimated using historical experience. On average, the remaining lease term for stores to be exited was approximately five years at the time of establishment of the restructuring reserve. Given the extended payment terms of these leases, the actual settlement of these store exit costs may ultimately differ from these estimates and may result in additional costs in the future.

Retiree Medical Benefits

The costs and obligations of the Company's retiree medical plans (for current retirees and a "closed" group of active associates who meet certain eligibility requirements) are calculated by third party actuarial assessments using many assumptions to estimate the benefit that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. The most significant assumptions, as presented in Note 27 to the Consolidated Financial Statements, include discount rate and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Future health care costs may differ substantially from these assumptions. These differences may significantly impact future retiree medical expenses.

Excess Rent and Minority Interest Payments

As set forth in the Master License Agreement, Kmart collects the sales proceeds for the Company's inventory and remits those sales proceeds on a weekly basis to the Company less any applicable fees outlined in the Master License Agreement. In addition, Meldisco distributes annually at the end of the first quarter of each fiscal year, a payment to Kmart for a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries for the preceding fiscal year and an excess rent payment for the preceding fiscal year end which is contingent upon store-by-store or store level profits above certain levels. Under the Master License Agreement, Kmart may audit the books and records of the Shoemart Subsidiaries. In addition, the Company may audit the deductions taken by Kmart from the weekly sales proceeds. Audits for fiscal years 1999-2003 are in process, which could result in material amounts due to or from Kmart.

Under the bankruptcy claims procedures, Kmart has filed a claim of approximately $58.0 million. As of December 28, 2002, the Company has accrued approximately $28.0 million relating to this claim.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement No. 143 on December 29, 2002. The adoption of Statement No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

Effective for fiscal year 2002, the Company adopted the provision of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of. This Statement addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 superseded Statement No. 121, while retaining many of the fundamental provisions covered by that statement. Statement No. 144 differs fundamentally from Statement No. 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of Statement No. 144. Additionally Statement No. 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121.

Statement No. 144 also superseded the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The Company evaluated the 283 Kmart stores closed, along with the Variety, Ames and Stein Mart store closings during the nine months ended September 28, 2002, and determined that, in substantially all the cases, the operations and cash flows of the stores will not be eliminated from the Company's ongoing operations to the extent required by this standard to be reported as discontinued operations under Statement No.
144. The application of Statement No. 144 in fiscal year 2002 did not have a material impact on the Company's Consolidated Financial Statements as the impairment assessment under Statement No. 144 is predominantly unchanged from Statement No. 121 and the stores closed during the nine months ended September 28, 2002 did not meet all of the requirements to be reported as discontinued operations under Statement No. 144. The results of operations of the limited number of stores that were considered to be discontinued operations, based on both quantitative and qualitative factors, were not material for separate presentation as discontinued operations.

During April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally, Statement No. 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. This Statement also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The amendment to Statement No. 13 is effective for transactions occurring after May 15, 2002 and the remainder of Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The application of Statement No. 145 did not have a material impact on the Company's Consolidated Financial Statements.

On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although Statement No. 146 does not impact the Company's exit activity initiated during fiscal year 2002 and prior years, the adoption of Statement No. 146 will substantially impact the timing of liability recognition associated with post-2002 exit activities. In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's Consolidated Financial Statements. The disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002 and are included in Note 5 to the Consolidated Financial Statements.

In November 2002, the EITF issued Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. One issue addressed included the circumstances under which cash consideration received from a vendor by a reseller should be characterized as (a) a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or
(c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The EITF also reached a consensus that a rebate or refund that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration that results in progress by the customer toward earning the rebate or refund. The application of EITF No. 02-16 did not have a material impact on the Company's Consolidated Financial Statements.

In January 2003 the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. As of December 28, 2002, the Company did not have interests in VIEs. The adoption of the provisions of this interpretation is not expected to have a material effect on the Company's Consolidated Financial Statements.

In April 2003 the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS 149 is not expected to have a material effect on the Company's Consolidated Financial Statements.

In May 2003 the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of FAS 150 is not expected to have a material effect on the Company's Consolidated Financial Statements.

In December 2003 the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R is not expected to have a material effect on the Company's Consolidated Financial Statements.

In January 2004 the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. See Note 27 of the Notes to the Consolidated Financial Statements for information on the Company's Postretirement Benefit Obligation. In 2004, the FASB issued FASB Staff Position 106-2, which requires that employers that qualify for a prescription drug subsidy must recognize the reduction in costs as employees provide services in future years, commencing with reporting periods ending after June 15, 2004. The Company has not yet determined the impact, if any, to its financial statements that may result from the enactment of FSP.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

DERIVATIVES

As of December 28, 2002, the Company was not materially exposed to changes in the underlying values of its assets or liabilities nor was it materially exposed to changes in the value of expected foreign currency cash flows.

INTEREST RATES

As of December 28, 2002, the Company had $154.0 million outstanding under the Credit Facility, including letters of credit. The Credit Facility was subject to variable and fixed rates. The Company, from time to time, undertakes borrowings to finance working capital, acquisitions and other corporate requirements. The Company's peak borrowing periods coincide with peak inventory purchases.

The Company incurred variable rate debt through the revolving credit portion of the Credit Facility. This debt exposed the Company to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of its interest expense, effective January 8, 2002, the Company entered into four interest rate swap agreements with a total notional amount of $60 million, which fixed the interest rate at 3.6% on the notional amount of $60 million. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The four interest rate swap agreements expired on January 8, 2004. For the year ended December 28, 2002, the interest rate cash flow hedges were highly effective. As of December 28, 2002, the fair value of each interest rate swap is reflected in the Consolidated Balance Sheets as a current payable in accrued expenses totaling $1.5 million. For the years ended December 28, 2002 and December 29, 2001, the Company reclassified $1.0 million and $0, respectively, into interest expense. There were no net gains or losses from cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation. Since the four interest rate swaps qualified as cash flow hedges and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive loss. The Company does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, the Company does not hold derivative financial investments for trading or speculative purposes. No swap agreements were discontinued during fiscal year 2002 or 2001.

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

FOREIGN EXCHANGE

A significant percentage of Meldisco's products are sourced or manufactured offshore, with China accounting for approximately 90% of all sources. The Company's offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, the Company does not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The report of independent auditors, the Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, and the supplementary financial information called for by this Item 8 are set forth on pages F-1 to F-62 of this report. Specific financial statements and supplementary data can be found beginning on the page listed in the following index:

                                      INDEX

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 28,
2002, December 29, 2001 (Restated) and December 30, 2000 (Restated)         F-3

Consolidated Balance Sheets as of December 28, 2002 and December 29,
2001 (Restated)                                                             F-4

Consolidated Statements of Shareholders' Equity and Comprehensive
Income for the Fiscal Years Ended December 28, 2002, December 29,
2001 (Restated) and December 30, 2000 (Restated)                            F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
December 28, 2002, December 29, 2001 (Restated) and December 30,
2000 (Restated)                                                             F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
December 28, 2002, December 29, 2001 and December 30, 2000                  98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.  CONTROLS AND PROCEDURES


On November 13, 2002, the Company announced that management had discovered discrepancies in the reporting of its accounts payable balances, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." An investigation of the discrepancies was conducted with the oversight of the Audit Committee of the Board of Directors and the assistance of outside legal advisors and forensic accountants.

The investigation found that certain members of the Company's management used manual entries to reach incorrect accounting results, including the write-off of certain liabilities with corresponding reductions in cost of sales, certain operating expenses, and offsetting unrelated items, such as unrecoverable receivables and vendor credits with unmatched receipts (accounts payable). With respect to the Company's acquisition of Just For Feet in 2000, the investigation found that the original purchase price allocation contained misstatements as a result of the Company not utilizing all of the detailed information available at that time and certain members of senior management allowed incorrect entries to be made to the Company's income statement rather than making such adjustments to the original purchase price allocation. This resulted in overstating profitability and gross margins in 2000.

The investigation also found that, in addition to the specific items giving rise to the need for the restatement, there were instances in which some members of management and finance-related employees devoted insufficient attention and resources to ensuring accurate accounting and financial reporting, and did not communicate adequately to the Company's internal auditors, independent external auditors, the Audit Committee and the Board of Directors, which caused the problems arising from the deficiencies in the Company's internal controls and procedures not to be identified. In addition, the investigation identified that there was a failure by the Company's management to establish an appropriate control environment, and there were significant deficiencies in the Company's internal controls and procedures resulting from numerous causes, including inadequate staffing, insufficient quality and training of personnel and inadequate systems and systems interfaces.

The Company is committed to maintaining disclosure controls and procedures that are designed and maintained to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that this information is accumulated and communicated to its management, including its Chief Executive Officer and Senior Vice President of Financial Reporting and Control, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Rule 13a-15(b), which became applicable to the Company during the third quarter of its fiscal year 2003, requires the Company to evaluate the effectiveness of the design and operation of its disclosure controls and procedures as of the end of each fiscal quarter. Because of the late filing of this report, the Company conducted an evaluation both as of December 28, 2002, the end of the period covered by this report, and as of July 31, 2004. The evaluations were conducted by the Company's management, under the supervision and with the participation of its Chief Executive Officer and its Senior Vice President of Financial Reporting and Control.

Based upon this evaluation and the investigation discussed above, the Company's Chief Executive Officer and Senior Vice President of Financial Reporting and Control concluded that, as of December 28, 2002, the Company's disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed in the Company's Exchange Act reports was accumulated and communicated to Company management, including its Chief Executive Officer and its Senior Vice President of Financial Reporting and Control, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with assistance from a professional services firm, has implemented an Internal Process and Controls Plan (formerly the "Remediation Plan") and revised its Disclosure Controls Policy and Procedures (together, the "Internal Process and Controls Plan") designed to improve the Company's internal controls. The Internal Process and Controls Plan, which is administered by an Internal Process and Controls Committee, has been finalized and implemented. The Internal Process and Controls Plan provides for continuous updates as improvements in internal controls are identified and implemented and for new processes and systems or changes to the existing processes and systems. The Company's management has also adopted a comprehensive Certification Process to ensure that all decision makers are provided with timely and accurate information and to provide them with the opportunity to address the quality and accuracy of operating and financial results. Based on these new policies and procedures, the Company's Chief Executive Officer and Senior Vice President of Financial Reporting and Control concluded that, as of July 31, 2004, the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in this 2002 Form 10-K was accumulated and communicated to Company management, including its Chief Executive Officer and its Senior Vice President of Financial Reporting and Control, as appropriate to allow timely decisions regarding disclosure. The Internal Process and Controls Plan, which is discussed in more detail below, includes a number of initiatives related to the areas of weakness identified during the investigation and the restatement.

In its initial assessment of controls at the entity level, the investigation concluded the following:

     o Control Environment - Tone at the Top. The two operating segments and Corporate operated separately with ineffective communications among the segments and Corporate. Additionally, former senior management did not demonstrate a commitment to the development of high quality financial statements and disclosures and instead made decisions on the basis of minimizing expenses without sufficient consideration of the potential impact on the Company's controls.

     o Risk Assessment - While the allocation of control resources, including information systems, internal audit, and training, had been determined by an assessment of areas presenting the most risk to the Company's achievement of its goals, the Company's risk assessment should be periodically updated for recent events.

     o Information and Communications - Communications among the two operating segments and Corporate were inadequate. The personnel at the Shared Service Center were not well-connected, on a day-to-day basis, with the rest of the business. In addition, because the Company operated a number of different systems, information-gathering was complicated, time consuming and prone to errors.

     o Control Activities -The internal control activities undertaken regularly by the operating segments and Corporate were inconsistent. Control activities were poorly documented and not significantly monitored and reinforced.

     o Monitoring - While the Company regularly conducted weekly teleconferences including each operating segment and Corporate, the discussion of exceptional issues of operating progress or internal control was inadequate. The internal audit function was not used effectively to identify early serious control deficiencies.

The effectiveness of the Company's or any systems of disclosure controls and procedures and internals controls is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures and internal controls will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion.

The restatement process identified certain deficiencies in the Company's internal controls that existed in 2002 and years prior to 2002, which resulted in restatement adjustments totaling $47.4 million. See "Introductory Note". The Company has concluded that the following internally identified control deficiencies constituted "material weaknesses" or "significant deficiencies" as defined under the standards established by the Public Company Accounting Oversight Board:

     o Accounts Payable Reconciliations -These reconciliations were incorrectly prepared and were not properly reviewed as part of the year end closing process.
     o Management Override of Controls - Vendor payables were written off to reduce expenses.
     o Inventory In-Transit - The process and systems used to track and record inventory in-transit were inadequate and flawed resulting in errors in the timing of recording inventory receipts.
     o Warehouse Shrink - There was a lack of controls over and accountability for inventory shipped between distribution centers and stores.
     o Vendor Three-way Match - Controls over the three-way match of vendor purchase orders, receiving reports and invoices were not consistently effective, for example, improved procedures are required to reduce the number of Proof of Delivery ("POD") payments.
     o Manual Entries - Certain manual entries lacked appropriate documentation and systems improvements are necessary to reduce the large number of manual entries required in order to close the books.
     o Vendor Debit Balances - There were a number of unapplied debit balances which were not appropriately reviewed and resolved.
     o Accruals -The quarterly and annual accrual of certain costs such as bonuses, 401k contributions, insurance and royalties were not adequately documented and supported.
     o Document Retention - Retention policies and procedures were not clearly defined and documented.
     o Intercompany Reconciliations - Stronger controls over the reconciliation of intercompany accounts need to be implemented.
     o Inventory Reconciliations - Stronger controls over inventory reconciliation procedures need to be implemented.

     o Payroll Withholding - Improved procedures are required to eliminate the significant number of tax deficiency notices being received, specifically in the payroll withholding area. Controls are required to quantify and record changes to reserves required for estimated adjustments.
     o "Tone at the Top" - Need to improve the control environment at the Company.
     o Organization and Structure - Some levels of the organization were not being sufficiently trained, staffed or supervised to perform as expected.
     o Sales and Use Tax System - The system to identify and assist compliance with use tax obligations needs to be improved.
     o Straight Line Rent - Procedures should be put in place to ensure that straight line rent is being computed accurately.
     o Minority Interest/Excess Calculation - Need to improve the reconciliation process to ensure the accuracy of related balances recorded in the general ledger.

Internal Process and Controls Plan
----------------------------------
The Internal Process and Controls Plan is the basis for improving the control environment and specific internal controls across the Company and includes changes to accounts payable processing, inventory control and accounting processes and procedures. The framework used by the Company in preparing the Internal Process and Controls Plan is based on the control evaluations framework provided by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The following is a summary of the Internal Process and Controls Plan:

Executive Summary
-----------------
The Internal Process and Controls Plan continues to be among the Company's highest priority activities. The Internal Process and Controls Plan covers the five critical areas where internal control weaknesses were identified. The Internal Process and Controls Plan identifies the Project Teams responsible for assessing internal control weakness and developing detailed action plans, with timetables, progress metrics, and budgets, where applicable. The five areas are:

     o    Purchasing and merchandising;

     o    Accounts payable processing;

     o    Receiving, logistics, and inventory control;

     o    General ledger accounting; and

     o    Information systems (which impacts all of the above).

The Internal Process and Controls Plan is coordinated through an Internal Process and Controls Committee, led by the Senior Vice President of Financial Reporting and Control. The Committee reports directly to the Chief Executive Officer, who also actively participates in the Internal Process and Controls Committee. A professional services firm acts as an advisor to the Internal Process and Controls Committee, works with Project Teams and reviews and tests implementation steps as part of ongoing internal audit activity. The professional services firm also provides an independent assessment of the ongoing program to the Audit Committee of the Board of Directors. The allocation of information systems resources to projects is coordinated through the newly formed Information Systems Steering Committee.

While the Internal Process and Controls Plan addressed detailed process and procedure issues, it also addressed the need to improve the control environment at the Company, or "tone at the top," as determined by the Chief Executive Officer and the Senior Vice President of Financial Reporting and Control. The tone at the top has been redefined by leadership and a program that emphasizes:

     o Encouraging open and honest communications vertically and horizontally, across operating segments and Corporate.

     o Demanding appropriate business skepticism of the numbers at all levels to help ensure financial reporting accuracy and integrity.

     o Providing appropriate levels of detail to meet the information requirements and the analytical needs of users at all levels of the organization.

     o    Setting realistic and achievable operating targets and goals.

     o A "Just Say No" message to the entire organization that any business proposal, isolated change to systems, personal workaround of existing procedures, or other activity designed to contravene existing control processes and procedures will not be tolerated or permitted without a full evaluation by the finance, accounting, and information services teams of the effect of such changes on the tightness and integrity of existing systems of control and reporting. The Company is prepared to forego sales growth or cost savings opportunities that might threaten the maintenance of proper internal control.

     o Hiring and retaining highly qualified personnel and providing continuous training.

The Control Environment--Tone At the Top
----------------------------------------
Company managers, including the Chief Executive Officer, Senior Vice President of Financial Reporting and Control and segment president, have been charged with responsibility for the disclosure of the financial results of their respective business areas. The Company's procedures for control over disclosures and management responsibility for financial information as well as improved communication between the operating segment and Corporate are included in the recently revised Disclosure Controls and Procedures statement. This policy and procedures statement describes the disclosure controls that Company personnel are to follow to help ensure that operating results are accurately reported and accompanying narratives are full, fair, complete and accurate. The Company's finance and information systems departments are responsible for the reporting of business activities and reporting of results.

Organization and Structure
--------------------------
The Company's investigation indicated that some levels of the organization were not being sufficiently trained, staffed, or supervised to perform as expected. In response, the reporting lines of the finance function at the Shared Services Center have been realigned to report to the Corporate Controller and staffing and training are in the process of being increased and upgraded to enhance the effectiveness of the internal control function. The reporting lines of Finance and Human Resources at the segment level have also been realigned to report directly into a corporate finance executive and the Senior Vice President Human Resources, respectively.

INTERNAL AUDIT
--------------
The Audit Committee of the Board of Directors has retained Ernst & Young LLP to provide internal audit services for the Company. The internal audit plan includes reviewing the results of the Company's internal process and controls actions. The internal auditors are assisting in the updating of the Company's assessment of the risks relating to its ability to achieve its operating and control objectives. The Company plans to use this updated risk assessment as the basis for its allocation of internal audit resources. In October 2003, the internal auditors began reporting directly to the Audit Committee of the Board of Directors, while the internal audit activity continues to be coordinated by management.

Information Systems
-------------------
The investigation identified significant issues relating to the information systems used to help control business activities and generate financial reports. As the Company made acquisitions and grew, the business became more complex resulting in inadequate integration of systems as a result of multiple systems and resource constraints. Further, there was inadequate coordination among the operations, information systems, and finance functions to allow the identification of new systems needs.

To address these issues, the Company created an Information Systems ("IS") Steering Committee, consisting of senior management, including the Chief Executive Officer, Senior Vice President of Financial Reporting and Control and division president, to assist the Chief Information Officer in the allocation of systems resources so the most important projects are identified and funded. The IS Steering Committee monitors progress on key projects and assesses the benefits of these projects. The IS Steering Committee meets periodically to help ensure sufficient systems resources are dedicated to improving internal controls as part of the Company's remediation plan.

Accounts Payable Reconciliations
--------------------------------
The Company has upgraded and retrained the personnel in the Shared Services Center to help ensure that accounts payable transactions are processed accurately and timely and documented completely. In order to improve segregation of duties, the monthly process of reconciling the accounts payable sub-systems to the general ledger, previously performed at the Shared Services Center, is now performed by the Corporate accounting department in New York.

The Company is also correcting areas of accounts payable processing that the investigation identified as requiring modification:

     o Interfaces between the purchase order management system, the warehouse management system, the accounts payable and retail stock ledger systems and the general ledger system have been re-defined and reprogrammed to eliminate systemic discrepancies in unit amounts, dollar costs and timing of receipts of merchandise.

     o Company payments to vendors for goods received in the United States are now based on a three-way match of a domestic purchase order to evidence of receipt of goods and the vendor invoice. Because of systems weaknesses, unacceptable levels of forced matching (i.e., paying a vendor with less than a perfect three-way match) had been taking place in order to process vendor payments in a timely manner. Systems interface improvement, training of personnel in the finance, logistics and buying and merchandising groups, an internal monitoring process and closer supervision are among the actions taken to improve regular, automatic three-way matching and vendor payment with minimal manual intervention.

     o When goods are received overseas, the Company pays vendors based on a match of the purchase order to evidence of overseas receipt provided by the Company's overseas logistics partner. When the goods are physically checked into the Company's United States-based distribution facilities, the Company also matches that receipt back to the purchase order and the overseas receipt. This "double-check" often occurs after the goods have been paid for, due to the time elapsed for shipping from Asia to the United States. Therefore, final receipt discrepancies are usually resolved by adjustments to subsequent payments to vendors. The Company has instituted regular reports of overseas receipts from the Company's overseas logistics partners.

     o The process for ensuring the proper receipt of all inventory according to negotiated trade, receipt and payment terms has been improved.


The Company continues to review all systems to determine which systems should be maintained or replaced on a going forward basis. In connection with this review, the Company has designed and implemented system changes to improve the matching functions, increase interface controls and testing, establish proper invoicing and receiving procedures, and maintain and accurately identify changes to the retail stock ledger at a more detailed level.

The Company's internal auditors will assist management in the evaluation, documentation and testing of internal controls over financial reporting for the Company's significant accounts and processes and to report any findings and recommendations for improvements in such controls.

                                    PART III
                                    --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the executive officers of the Company as of July 31, 2004:

Dale W. Hilpert, age 61, was appointed Chairman of the Board, Chief Executive Officer and President on January 19, 2004. From 2001 to 2003, Mr. Hilpert was President and Chief Executive Officer of Williams-Sonoma, Inc. From 1998 to 2001, he was Chairman and Chief Executive Officer of Foot Locker. Prior to that, he spent 17 years at May Department Stores serving in senior management positions, including Chairman and Chief Executive Officer of its Payless Shoe Source division.

Neele E. Stearns, Jr., age 68, has been Interim Vice Chairman of the Board of Directors since January 2004. From September 2003 to January 2004, he was Interim Chairman and Chief Executive Officer of the Company. Since February 2001 he has been Chairman of Financial Investments Corporation, a private equity investment firm. Mr. Stearns was Chairman of the Board of Wallace Computer Services, Inc. from January 2000 through November 2000. Prior to 1995, he was President and Chief Executive Officer of CC Industries, Inc.

Stephen R. Wilson, age 57, is Executive Vice President and Chief Administrative Officer. He was Executive Vice President and Chief Financial Officer of the Company from May, 2001 to December 2003. From 2000 to 2001, Mr. Wilson was Executive Vice President, Finance and Administration, of Bridge Information Systems. Bridge Information Systems filed a voluntary petition for reorganization under the U.S. bankruptcy laws in February 2001. In May 2001 the bankruptcy court approved the sale of substantially all of the assets of Bridge Information Systems to Reuters, which sale closed in September 2001. From 1999 to 2000, he was Finance Director in the United Kingdom of Reckitt & Colman, plc; and from 1995 to September 1997, Executive Vice President, Chief Financial Officer, for The Reader's Digest Association.

Jeffrey Shepard, age 54, has been an Executive Vice President of Footstar, Inc. since March 2002 and has been Chief Executive Officer and President of Meldisco since 1996.

Maureen Richards, age 47, has been the Senior Vice President, General Counsel and Corporate Secretary of the Company since March 2001. From October 1996 to March 2001, Ms. Richards was Vice President, General Counsel and Corporate Secretary of the Company.

Richard L. Robbins, age 64, was appointed as Senior Vice President, Financial Reporting and Control on January 5, 2004 and, as the Company's Principal Financial Officer, is the functional equivalent of the Company's Chief Financial Officer. From October 2003 to January 2004, he was Senior Vice President, Financial Reporting of the Company. From August 2002 to October 2003, Mr. Robbins was a Partner in Robbins Consulting LLP (financial, strategic and management consulting firm). From 1978 to July 2002, Mr. Robbins was a Partner in Arthur Andersen LLP.

Mark G. Morrison, age 45, has been the Senior Vice President, Human Resources of the Company since August 2001. From 1996 to 2001, Mr. Morrison was Vice President, Human Resources of Pepperidge Farm, Inc.

James T. DeVeau, age 44, has been the Senior Vice President, Logistics of the Company since March 2001. From September 1996 to March 2001 he was a Vice President responsible for logistics operations of the Company.

BOARD OF DIRECTORS

General. The Board currently consists of seven members divided into three classes. Directors are generally elected for three-year terms on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively. Footstar's last annual meeting was held in May 2002. All of the directors, other than Dale W. Hilpert, have served since that time. The term of Class I directors would have expired at the 2003 Annual Meeting of Shareholders. The term of Class II directors would have expired at the 2004 Annual Meeting of Shareholders. The term of Class III directors would have expired at the 2005 Annual Meeting of Shareholders. Directors whose terms would have expired continue to serve until their successors are elected. The names of the directors and certain information about each of them are set forth below.

                                                                                              Director
                                                                                              Since
   Name and Age                  Principal Occupation and Background.                                          Term
   ------------                  -----------------------------------                                           ----
   Dale W. Hilpert, 61           Chairman of the Board, Chief Executive Officer and              2004        Class II
                                 President. From 2001 to 2003, Mr. Hilpert was
                                 President and Chief Executive Officer of
                                 Williams-Sonoma, Inc. From 1998 to 2001, he was
                                 Chairman and Chief Executive Officer of Foot
                                 Locker. Prior to that, he spent 17 years at May
                                 Department Stores serving in senior management
                                 positions, including Chairman and Chief
                                 Executive Officer of its Payless Shoe Source
                                 division. He is a member of the Board of
                                 Directors of the Signet Group plc.






   Neele E. Stearns, Jr., 68     Presently Interim Vice Chairman of the Board of                 2000        Class I
                                 Directors.  From September 2003 to January 2004, Interim
                                 Chairman and Chief Executive Officer of the Company.
                                 Mr. Stearns has been Chairman of Financial Investments
                                 Corporation, a private equity investment firm since
                                 February 2001.  He was Chairman of the Board of Wallace
                                 Computer Services, Inc. from January 2000 through
                                 November 2000.  Prior to 1995, he was President and
                                 Chief Executive Officer of CC Industries, Inc.  Mr.
                                 Stearns is a Director of Maytag Corporation and a member
                                 of their Executive Committee and Chairman of the Audit
                                 Committee.  He is also a Director of Click Commerce,
                                 Inc. and Chairman of the Audit Committee.  He is a
                                 Trustee of Evanston Northwestern Healthcare and
                                 Presbyterian Homes.

   Stanley P. Goldstein, 70      Former Chairman and Chief Executive Officer of CVS              1996        Class I
                                 Corporation and former Chief Executive Officer of
                                 Melville Corporation (CVS's predecessor). Mr. Goldstein
                                 also serves as a Director of Linens 'n Things, Inc. and
                                 CVS Corporation.

   Robert A. Davies, III, 68     Chairman of Church & Dwight Co., Inc. since July 2004,         1998         Class II
                                 Chairman and Chief Executive Officer of Church & Dwight
                                 Co., Inc. from February 2001 to July 2004.  President,
                                 Chief Executive Officer and Director of Church & Dwight
                                 Co., Inc. from October 1995 to January 2001.

   George S. Day, 67             Geoffrey T. Boisi Professor of Marketing and                   1996        Class III
                                 Co-Director, Mack Center for Technological Innovation
                                 and former Director of Huntsman Center for Global
                                 Competition and Innovation at The Wharton School,
                                 University of Pennsylvania; consultant to companies
                                 including AT&T, Eastman Kodak, General Electric, Nortel
                                 Networks and IBM Corporation.

   Bettye Martin Musham, 71      Chairwoman and Chief Executive Officer of Gear Holdings,       1996        Class III
                                 Inc., which she co-founded in 1977.






   Kenneth S. Olshan, 72         Former Chairman and Chief Executive Officer of Wells           1996        Class III
                                 Rich Greene/BDDP.  Mr. Olshan also serves as a director
                                 of Charming Shoppes, Inc., WellGen, Inc. and as a
                                 Trustee of the Central Park Conservancy.


Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors to file with the SEC reports regarding ownership of the Company's Common Stock, and to furnish the Company with copies of all such filings. Based on a review of these filings, the Company believes that all filings were timely made during fiscal 2002 except a Form 5, which was inadvertently filed late on behalf of Mr. Wilson and Forms 4 filed one day late on behalf of each of Messrs. Davies, Day and Goldstein (reporting a single transaction for each director).

The Company makes available free of charge through its web site, www.footstar.com, the Company's Code of Conduct.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table summarizes compensation awarded to, earned by or paid to the following executive officers of the Company (the "Named Officers") for services rendered to the Company and its subsidiaries. Mr. Shepard and Mr. Neville, who have been employed by divisions of the Company for six and three years, respectively, assumed executive officer positions with the Company during fiscal year 2002.


                                            SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                            Annual Compensation        Awards               Payouts

                         -----------------------------------------------------------------------------------------------
                                                        Other Annual
                                                          Compen-     Restricted/
Name and Principal                                       sation($)    Deferred      Securities     LTIP       All Other
                                                                        Stock       Underlying    Payouts   Compensation
Position                 Fiscal                                        Award(s)($)  Options(#)    ($)(1)         ($)(2)
                          Year     Salary($)   Bonus($)
-------------------------------------------------------------------------------------------------------------------------

J.M. Robinson,            2002     837,500     510,000   125,714(3)         0           150,000      0               7,000
Former Chairman of the    2001     787,500      15,000        0        167,328 (5)      150,000   161,804            6,100
Board, Chief Executive    2000     737,500     720,750        0        393,281 (6)      200,000   123,000            7,528
Officer and President*



Jeffrey A. Shepard,       2002     540,000     294,300        0        110,358 (4)       40,000      0               7,000
Executive Vice            2001     503,750           0        0         63,684 (5)       40,000    63,702            6,100
President                 2000     432,250     449,020        0        222,502 (6)       36,000    54,120            7,919


R. Shawn Neville,         2002     536,500     250,250   125,116(3)    261,000 (4)       40,000      0              13,690
Former Executive Vice     2001     489,000      68,448        0         77,230 (5)       30,000    60,215            6,915
President*                2000     463,500     248,040        0        119,575 (6)       20,000    57,564            7,867


Stephen R. Wilson,        2002     421,250     212,500        0             0            12,000      0               2,500
Executive Vice            2001     273,333      92,250        0        293,524 (5)       20,000    29,060            1,340
President, Chief
Financial Officer **

Joseph C. Caracappa       2002     309,000     124,800        0             0             7,500      0               6,500
Former Senior Vice        2001     287,500       2,625        0         24,221 (5)        7,500    24,307            6,100
President,                2000     245,000     116,813        0         26,341 (6)       10,000    20,500            7,528
Chief Information
Officer*

Maureen Richards,         2002     285,500     130,050        0          7,520 (4)       14,000      0               6,500
Senior Vice President,    2001     269,750       2,750        0         27,770 (5)       14,000    27,835            6,100
General Counsel and       2000     249,750     135,636        0         51,353 (6)       17,600    26,035            7,528
Corporate Secretary

* Messrs. Robinson, Caracappa and Neville ceased employment in September 2003, February 2004 and March 2004, respectively. See "Separation from
     Employment: J. M. Robinson" below.
**   Became Chief Administrative Officer in January, 2004


         (1) Amounts include one-half of the award, if any, pursuant to the Career Equity Program (the Company's long term incentive plan) payable in cash for the three year cycles ended December 28, 2002, December 29, 2001 and December 30, 2000.

         (2) The amounts represent the Company's contributions under the Company's 401(k) and profit sharing plan. The amount for Mr. Neville in 2002 also includes $7,190 for imputed interest on two non-interest bearing loans.

         (3) For Mr. Robinson, this amount represents perquisites including $68,312 for payments on a long-term disability plan. For Mr. Neville, this amount represents a relocation bonus and related tax gross up made in June 2002. This relocation bonus was forgiven in connection with Mr. Neville's separation from employment.

         (4) Amounts include the following match by the Company in deferred shares as a result of the voluntary deferral of a portion of the annual incentive bonus: Mr. Shepard, 13,516 shares; and Ms. Richards, 921 shares. The amount shown for Mr. Neville includes 10,000 restricted stock units which vest five years from the date of grant which were forfeited in connection with his separation from employment. Dividends are not paid on restricted stock units. The number and value of all restricted stock units and of all Company grants of deferred shares (including the restricted and deferred shares granted in years prior to fiscal 2002) which were held by each of the Named Officers as of December 28, 2002 was: Mr. Robinson, 43,159.82 shares valued at $273,201.66 (all of which were forfeited in connection with the settlement of the dispute arising from his separation from employment); Mr. Shepard, 21,987.52 shares valued at $139,181; Mr. Neville, 27,827.10 shares valued at $176,145.54 (4,308 of which were forfeited) ; Mr. Wilson, 8,637 shares valued at $54,672.21; Mr. Caracappa, 6,311.72 shares valued at $39,953.19 (1,055 of which were forfeited); and Ms. Richards, 8,569.99 shares valued at $54,248.04.

         (5) Amounts include the following match by the Company in deferred shares as a result of the voluntary deferral of a portion of the annual incentive bonus: Mr. Robinson, 215 shares (all of which was forfeited in connection with the settlement of the dispute arising from his separation from employment); Mr. Neville, 655 shares (all of which were forfeited); and Mr. Wilson, 1,325 shares. The annual incentive bonus to Mr. Wilson was guaranteed for 2001. The amounts shown also include the following deferred shares awarded as part of the Company's Career Equity Program, 50% of which shares vest in five years and the remaining 50% of which shares vest at retirement: Mr. Robinson, 6,196 shares (all of which were forfeited); Mr. Shepard, 2,440 shares; Mr. Neville, 2,304 shares (all of which were forfeited); Mr. Wilson, 1,110 shares; Mr. Caracappa, 928 shares (all of which were forfeited); and Ms. Richards, 1,064 shares. The amount shown for Mr. Wilson also includes the value of shares of the Company's Common Stock underlying 6,202 restricted stock units that vest five years from the date of grant contingent upon continued employment.

         (6) Amounts include the following match by the Company in deferred shares as a result of the voluntary deferral of a portion of the annual incentive bonus: Mr. Robinson, 5,879 shares (all of which were forfeited in connection with the settlement of the dispute arising from his separation from employment); Mr. Shepard, 3,662 shares; Mr. Neville, 1,349 shares (all of which were forfeited); Mr. Caracappa, 127 shares (all of which were forfeited); and Ms. Richards, 551 shares. The amounts shown also include the following deferred shares awarded as part of the Company's Career Equity Program, 50% of which shares vest in five years and the remaining 50% of which shares vest at retirement: Mr. Robinson, 2,675 shares; Mr. Shepard, 1,177 shares; Mr. Neville, 1,252 shares; Mr. Caracappa, 446 shares; and Ms. Richards, 566 shares.

Option Grants in Last Fiscal Year. The table below shows information regarding grants of stock options made to the Named Officers during fiscal year 2002.


                                         OPTION GRANTS IN LAST FISCAL YEAR


                               Number of        Percent of
                               Securities          Total
                               Underlying         Options       Exercise or
                                Options         Granted to       Base Price      Expiration
           Name              Granted (#)(1)    Employees in        ($/sh)           Date       Present Value
                                                   Fiscal                                      at Grant Date
                                                  Year                                             $ (2)
                                                  ------                                           -----

  J.M. Robinson (3)            150,000             26.9            26.10         2/27/2012      2,070,000

  Jeffrey Shepard               40,000              7.2            26.10         2/27/2012        552,000

  R. Shawn Neville (3)          40,000              7.2            26.10         2/27/2012        552,000

  Stephen R. Wilson             12,000              2.2            26.10         2/27/2012        165,600

  Joseph C. Caracappa (3)        7,500              1.3            26.10         2/27/2012        103,500


  Maureen Richards              14,000              2.5            26.10         2/27/2012        193,200


         (1) Each option vests at the rate of 20% per year beginning on the first anniversary of the date of grant.

         (2) The hypothetical present values on the grant date are calculated under the modified Black-Scholes Model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in hypothesizing an option's present value. Factors used to value options granted included the stock's expected volatility rate (49.6%), risk free rate of return (4.4%), dividend yield (0%), projected time of exercise (6 years) and projected risk of forfeiture and non-marketability for the vesting period (0% per annum).

         (3) Mr. Robinson forfeited all of his stock options as a result of the settlement of a dispute following his separation from employment. As a result of their separation from employment, Mr. Neville's and Mr. Caracappa's right to exercise any outstanding stock options has expired.

Option Exercises and Fiscal Year-End Option Holdings. The following table shows information regarding option exercises during fiscal year 2002 as well as fiscal year 2002 year-end option holdings for each of the Named Officers.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                         AND FISCAL YEAR-END OPTION VALUES




                                                            Number of Securities           Value of Unexercised
                            Shares                          Underlying Unexercised         In-the-Money Options
                            Acquired on     Value           Options at FY-End (#)          at FY-End ($)
Name                        Exercise (#)    Realized ($)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                        ------------    ------------    -------------------------      -------------------------


J.M. Robinson(1)                  0               0                479,159/441,112                        0/0

Jeffrey A. Shepard                0               0                51,242/105,993                         0/0

R. Shawn Neville(1)               0               0                 28,998/86,002                         0/0

Stephen R. Wilson                 0               0                 3,999/28,001                          0/0

                                  0               0                 15,200/22,800                         0/0
Joseph C. Caracappa(1)

Maureen Richards                  0               0                 34,203/44,672                         0/0


(1) As a result of their separation from employment, Messrs. Robinson, Neville and Caracappa no longer have any remaining stock options.

Supplemental Retirement Plan. The following table indicates the approximate amount of annual retirement income that would be payable under the Supplemental Retirement Plan for Select Senior Management of Footstar (the "Supplemental Retirement Plan"), including to each of the Named Officers, based on various assumptions as to compensation and years of service, assuming benefits are computed under a straight life annuity formula and retirement at age 60. The annual benefit will be reduced by the annualized value of any retirement or deferred profit sharing benefit paid or payable under the Company's 401(k) profit sharing plan or any other plan maintained by the Company (excluding benefits attributable to contributions made by participants), and without offset for Social Security or other benefits.

                                                PENSION PLAN TABLE

                  Estimated Annual Retirement Benefits Based on Years of Service and Compensation


                                                    YEARS OF SERVICE
                             ---------- ----------------- ---------------- -----------------
                  COMPENSATION           10               15                20                25
                                         --               --                --                --

               $      200,000     $     40,000     $     60,000     $       80,000   $     100,000
                      400,000           80,000          120,000            160,000         200,000
                      800,000          160,000          240,000            320,000         400,000
                    1,000,000          200,000          300,000            400,000         500,000
                    1,200,000          240,000          360,000            480,000         600,000
                    1,400,000          280,000          420,000            560,000         700,000
                    1,600,000          320,000          480,000            640,000         800,000
                    1,800,000          360,000          540,000            720,000         900,000

The Supplemental Retirement Plan is designed to provide competitive retirement benefits to select executives with at least ten years of credited service. The normal retirement benefit commencing at age 60 is equal to the lesser of (x) or
(y) where (x) is 2% of the average of the executive's base salary for the highest three years out of the ten years preceding the date of termination or change in control plus the participant's full target annual incentive compensation in effect for the year termination or change in control occurs, multiplied by the number of years of credited service with the Company and reduced by an actuarial calculation of any other vested retirement benefits or retirement benefits already paid to the executive by the Company, and (y) is 50% of the average of the executive's base salary for the highest three years out of the ten years preceding the date of termination or change in control plus annual target incentive compensation in effect for the year termination or change in control occurs. In the case of retirement on or after age 55 but before age 60, a reduced benefit is provided. Except in the event of a change in control (as defined in the Supplemental Retirement Plan) or as provided in the Employment Agreements referred to below, no benefits are payable to an eligible executive who terminates employment prior to age 55 and prior to completing ten years of credited service. Benefits are generally payable in annual installments for the life of the executive, but other forms of payment of equivalent actuarial value may be elected by the participant.

Covered compensation (base pay plus annual incentive target bonus) under the Supplemental Retirement Plan as of January 1, 2003 for Mr. Robinson, Mr. Shepard, Mr. Neville, Mr. Wilson, Mr. Caracappa, and Ms. Richards was $1,530,000, $872,000, $907,500, $637,500, $436,800 and $419,050, respectively.
As of January 1, 2003, the credited years of service under the Supplemental

Retirement Plan for Mr. Robinson, Mr. Shepard, Mr. Neville (no longer an employee nor entitled to any benefits under the SERP), Mr. Wilson, Mr. Caracappa (no longer an employee nor entitled to any benefits under the SERP)and Ms. Richards, were 21, 6, 3, 1, 6, and 6 years, respectively. If a covered executive is terminated without "cause" or voluntarily terminates employment for "good reason" (as each such term is defined in the Supplemental Retirement Plan) contemporaneously with or within two years following a change in control, and after reaching age 60, the executive would receive a lump sum payment equal to the actuarial equivalent of the executive's normal retirement benefit; where such termination following a change in control occurs after 10 years of service but prior to the executive attaining age 60, the executive would receive a lump sum payment equal to the actuarial equivalent of the executive's normal retirement benefit in the form of a single life annuity commencing upon reaching age 60; and where such termination following a change in control occurs prior to 10 years of service, the executive would receive, payable upon attaining age 60, a lump sum payment equal to the actuarial equivalent of the benefit determined by a fraction where the numerator is the executive's actual years of credited service (but not more than 10) multiplied by the executive's normal retirement benefit and the denominator is 10 (thus reducing the benefit proportionately to the extent the executive's actual years of credited service are less than 10).

Employment Agreements. As of December 28, 2002, the Company had employment agreements ("Employment Agreements") with each of Messrs. Robinson, Shepard, Neville, and Wilson and Ms. Richards, and a Change in Control Agreement with Mr. Caracappa. The following briefly summarizes the principal terms of the Employment Agreements of Mr. Shepard, Mr. Wilson and Ms. Richards, who continue to be employed by the Company, the Employment Agreements in effect as of December 28, 2002 for Messrs. Robinson and Neville, who are no longer employed by the Company, and the Change in Control Agreement of Mr. Caracappa, who is no longer employed by the Company. The following descriptions are subject to the actual terms of the Employment Agreements and the Change in Control Agreement.

The period of employment under the Employment Agreements extends for an initial term of three years (five years in the case of Mr. Robinson) subject to automatic one-year extensions at the end of the initial terms unless either the executive or the Company gives notice of non-renewal at least 180 days prior to the expiration of the term.

The Employment Agreements provide for payment of an annual base salary that will be reviewed on an annual basis, but may not be decreased from the amount in effect in the prior year. The Employment Agreements also include provisions concerning annual incentive compensation with minimum target annual incentive awards that may range from 35% to 80% of base salary for the agreements as in effect on December 28, 2002, and long term incentive compensation with a minimum target award opportunity ranging from 25% to 50% of base salary for the agreements as in effect on December 28, 2002.

The Employment Agreements generally provide for (i) participation in benefit plans and programs including retirement benefits, life insurance, medical benefits, and the Supplemental Retirement Plan; (ii) deferred compensation arrangements; and (iii) restrictive covenants including non-competition, non-disclosure, non-solicitation of employees and availability for litigation support. Upon a termination by the Company without cause, the executives have agreed not to compete with the Company for a period of 18 months (36 months for Mr. Robinson) or until any earlier change in control.

In the event the executive's employment is terminated without cause prior to a change in control, the Employment Agreements (other than Mr. Robinson's employment agreement) generally provide for (i) the payment of base salary earned through the cessation of employment; (ii) continued payment of base salary for 18 months; (iii) a lump sum amount equal to the executive's pro rata annual incentive award for the year in which termination occurs at an annual incentive target level of base salary; (iv) an amount equal to 1.5 times an annual incentive target level of base salary payable in monthly installments over the 18 month severance period; (v) a grant of common stock equal to any outstanding award of contingent shares including any matching grant under the Company's "STEP" program and under the Company's "Founder's Stock" or similar program (multiplied by a fraction the numerator of which is the number of completed years of service and the denominator is 5 (for Mr. Wilson the denominator is the vesting period)); (vi) the right to exercise all outstanding stock options that are vested as of the date of termination for the shorter of 18 months or the remainder of the exercise period; (vii) immediate vesting of all outstanding awards under the Company's Career Equity Program (which is the Company's long term incentive plan, with awards payable 50% in cash and 50% in deferred shares based on achievement of financial targets measured over three-year cycles) relating to completed performance cycles and a lump sum payment of such awards; (viii) payment of the balance of any incentive awards earned as of December 31 of the prior year but not yet paid; (ix) settlement of all deferred compensation arrangements in accordance with the executive's deferral election forms and (x) continued participation in all medical, health and life insurance plans until the earlier of 18 months or the receipt from a subsequent employer of equivalent coverage.

In the event of termination of employment without cause prior to a change in control, Mr. Robinson's employment agreement provided for (i) the payment of base salary earned through the cessation of employment; (ii) continued payment of base salary for 36 months; (iii) an amount equal to his pro rata annual incentive award for the year in which termination occurs, at a target level of 80% of base salary; (iv) an amount equal to three times 80% of base salary payable in monthly installments over the 36 month severance period; (v) the immediate vesting of all restricted stock; (vi) a grant of Company common stock equal to any outstanding award of contingent shares including any matching grant under the Company's "STEP" program or award under the Company's "Founder's Stock" program; (vii) immediate vesting of all outstanding stock options and the right to exercise such outstanding options for the 36 month severance period or the remainder of the term of the options, whichever is shorter; (viii) immediate vesting of all awards under the Company's Career Equity Program, and a lump sum pro rata payment of such awards based on target performance; (ix) payment of the balance of any incentive award earned as of December 31 of the prior year but not yet paid; (x) immediate vesting of benefits under the Supplemental Retirement Plan and two years of additional age and service credit under the Supplemental Retirement Plan; (xi) settlement of all deferred compensation arrangements in accordance with his deferral election forms; and (xii) continued participation in all medical, health and life insurance plans until the earlier of the end of the 36 month severance period or the receipt from a subsequent employer of equivalent coverage.

In the event an executive officer's employment is terminated without cause following a change in control, the Employment Agreements and the Change in Control Agreement generally provide for (i) the payment of base salary earned through the cessation of employment; (ii) lump sum severance payment equal to 2 times the annual base salary; (iii) an amount equal to the executive's pro rata annual incentive award for the year in which termination occurs, at an annual incentive target level of base salary; (iv) lump sum payment equal to 2 times the executive's base salary multiplied by an annual incentive target level; (v) the immediate vesting of all restricted stock; (vi) a grant of common stock equal to any outstanding award of contingent shares including any matching grant under the Company's "STEP" program or award under the Company's "Founder's Stock" or similar program; (vii) immediate vesting of all outstanding stock options and the right to exercise such outstanding options for the 24 month severance period or the remainder of their term, whichever is shorter; (viii) immediate vesting of all awards under the Company's Career Equity Program, and a lump sum pro rata payment of such awards based on target performance; (ix) payment of the balance of any incentive awards earned as of December 31 of the prior year but not yet paid; (x) settlement of all deferred compensation arrangements in accordance with deferral election forms and (xi) continued participation in all medical, health and life insurance plans until the earlier of 24 months or the receipt from a subsequent employer of equivalent coverage.

If payments under the Employment Agreements following a change in control are subject to the "golden parachute" excise tax, the Company will make an additional "gross-up" payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the gross-up payment) is the same as would have been the case had such excise tax not applied.

Each of the Employment Agreements provides for the following in the event of termination of employment with cause: (i) the payment of base salary earned through the cessation of employment; (ii) payment of the balance of any incentive award earned as of December 31 of the prior year but not yet paid;
(iii) settlement of all deferred compensation arrangements in accordance with the executive's deferral election forms; and (iv) other or additional benefits then due or earned in accordance with applicable plans or programs of the Company including but not limited to the Supplemental Retirement Plan.

The Employment Agreements obligate the Company to indemnify the executives to the fullest extent permitted by law including the advancement of expenses in connection therewith, and provide that the Company generally will reimburse an executive for expenses incurred in seeking enforcement of the Employment Agreement unless the executive's assertion of rights was in bad faith or frivolous.

The Employment Agreement with Mr. Robinson related to his employment as Chairman and Chief Executive Officer and his agreement to serve as a director. The Employment Agreements with Messrs. Wilson, Neville, Shepard and Ms. Richards and the Change in Control Agreement with Mr. Caracappa each related to the individual's employment as a senior executive of the Company.

Under the Employment Agreements and the Change in Control Agreement, "change in control" is defined generally as (i) any person becoming the beneficial owner of 25% or more of the outstanding Common Stock or the combined voting power of the Company's outstanding voting securities, including, for Messrs. Robinson and Wilson, such beneficial ownership resulting from the acquisition of Common Stock by the Company which reduces the number of shares of outstanding Common Stock;
(ii) the approval by stockholders of a reorganization, merger, consolidation, complete liquidation or dissolution of the Company, as well as the sale or disposition of all or substantially all of the assets of the Company or similar corporate transaction; or (iii) members of the Board serving as of April 1, 2002, together with members first elected thereafter (excluding certain directors elected as a result of an actual or threatened solicitation of proxies or consents, including by reason of any agreement intended to avoid or settle any such proxy contest) with the approval of a majority of the original members and new members previously so approved, ceasing to constitute a majority of the Board. "Good reason" or "constructive termination without cause" is defined generally as a demotion, reduction in compensation, unapproved relocation in the case of Mr. Robinson (for other executives an unapproved relocation following a "change in control") or material breach of the Employment Agreement by the Company. "Cause" is defined generally as a breach of the restrictive covenants referred to above (covenants regarding non-disclosure and availability for litigation support in the case of Mr. Caracappa), certain felony convictions, or conduct that constitutes willful gross neglect or willful gross misconduct resulting in material harm to the Company.

Separation from Employment: J.M. Robinson. Mr. Robinson's employment as the Company's Chairman, President and Chief Executive Officer was terminated in September 2003. The Company entered into a Settlement Agreement and Releases with Mr. Robinson under which the Company paid Mr. Robinson an initial payment of $2.5 million and agreed to pay another $2.5 million on the later date of the effective date of the Company's Chapter 11 plan, or between 12 and 18 months from entry of the Court Order approving the Agreement. In addition, the Company paid Mr. Robinson's attorney's fees of $100,000.

Director Compensation. Directors, as of January 1, 2003, who are not receiving compensation as officers or employees of the Company or any affiliate ("non-employee directors") are paid an annual retainer of $25,500 and a $1,000 fee for attendance at each meeting of the Board or any committee of the Board. Non-employee directors are entitled to a $2,500 annual fee for serving as a committee chair, other than for the Audit Committee Chair, who is paid an annual retainer of $7,500. Non-employee directors are also eligible to participate in the 1996 Non-Employee Director Stock Plan (the "1996 Director Plan"). Under the 1996 Director Plan, each non-employee director receives a one-time non-qualified option to purchase 2,000 shares of Common Stock at an exercise price equal to the fair market value of Common Stock on the grant date. Each option becomes exercisable in 20% increments beginning one year from the date of grant, and thereafter remains exercisable until the option expires. As of January 1, 2003, the 1996 Director Plan also provides for an automatic grant of 4,000 stock units ("Stock Units") to each non-employee director on the date of each annual meeting of the Company's stockholders. Each Stock Unit represents the right to receive one share of Common Stock at the end of a specified period. Fifty percent of such Stock Units vest six months and a day after the grant date, provided the non-employee director has not ceased to serve as a director for any reason other than death, disability, or retirement at or after attaining age 65, except that payment of such Stock Units will be accelerated in the event of a change in control. The remaining fifty percent of such Stock Units become payable upon the later of ceasing to be a director or attaining age 65, provided that delivery of such Stock Units is accelerated in the event of death, disability, or a change in control.

The 1996 Director Plan permits a non-employee director to elect to defer receipt of all or a portion of the shares otherwise deliverable in connection with Stock Units. The 1996 Director Plan also permits a non-employee director to elect to defer receipt of fees otherwise payable in cash, with such deferred amounts deemed invested in Stock Units.

In 2000, the Board approved voluntary stock ownership guidelines for all independent directors providing for ownership of Common Stock of the Company in an amount equal to at least five times their annual retainer and fees, to be achieved over a five-year period.

Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Board is comprised of three outside independent directors, George S. Day, Stanley P. Goldstein and Bettye Martin Musham.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to beneficial ownership of the outstanding Common Stock of the Company as of July 30, 2004, by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, by each director of the Company, by each of the Named Officers and by all directors and executive officers of the Company as a group. To the Company's knowledge, except as otherwise indicated, all persons listed below have sole voting and investment power with respect to such shares.


                                           Number of Common Shares    Percent of
            Name of Beneficial Owner       Beneficially Owned (1)        Class
            ------------------------       ----------------------    -----------

Directors and Named Officers:

     Robert A. Davies, III                         16,993 (2)              *
     George S. Day                                 26,705 (2)              *
     Stanley P. Goldstein                          73,292 (2)(3)           *
     Dale W. Hilpert                              -- 0 --                  *
     Bettye Martin Musham                          16,347 (2)              *
     Kenneth S. Olshan                             20,677 (2)              *
     Neele E. Stearns, Jr.                          8,600 (2)              *
     Jeffrey A. Shepard                           215,313 (2)              *
     Stephen R. Wilson                             29,169 (2)              *
     Maureen Richards                              95,223 (2)              *

     All current executive officers and           560,683 (2)(3)
     directors as a group

     J.M. Robinson (4)                             18,000 (4)              *
     J.C. Caracappa (5)                            30,430 (5)              *
     R. Shawn Neville(6)                           76,292 (6)              *

5% Stockholders:
     ESL Partners, L.P.
     ESL Institutional Partners, L.P.
     ESL Investors, L.L.C.
     ESL Investment Management, L.L.C.
     200 Greenwich Avenue
     Greenwich, CT  06830                       1,999,800 (6)             9.9%

     Triage Management, L.L.C.
     Leonid Frenkel
     Triage Offshore Fund, Ltd.
         401 City Avenue, Suite 526
         Bala Cynwyd, PA  19004                      1,849,859 (7)          9.1%

     North Run Capital, L.P.
     North Run GP, L.P.
     North Run Advisors, L.L.C.
     Todd B. Hammer
     Thomas B. Ellis
         One International Place, Ste 2401
         Boston, MA  02110                           2,000,000 (8)          9.9%

     Couchman Partners, L.P.
     Couchman Capital, L.L.C.
     Jonathan Couchman
         800 Third Avenue, 31st Floor
         New York, NY  10022                         1,121,900 (9)          5.6%

     U.S. Trust Corp.
     United States Trust Company
     of New York
     U.S. Trust Company, N.A.
         114 West 47th Street
         New York, NY  10036                         1,374,886 (10)         6.8%

     FMR Corp.
     Edward C. Johnson, 3d and
     Abigail P. Johnson
         82 Devonshire Street
         Boston, MA  02109                           2,096,000 (11)        10.4%

     Dimensional Fund Advisors Inc.
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA  90401                     1,238,000 (12)         6.2%



1. Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power and includes restricted or deferred shares.

2. The amounts shown also include the following shares issuable pursuant to stock options which, as of July 30, 2004, were currently exercisable or would become exercisable within 60 days: Mr. Shepard, 110,033; Mr. Wilson, 16,798; Ms. Richards, 61,353; Mr. Davies, 2,000; Dr. Day, 2,000; Mr.
     Goldstein, 2,000; Ms. Musham, 2,000; Mr. Olshan, 2,000; and Mr. Stearns, 1,600.

3. Of the shares shown, 5,758 shares are owned by Mr. Goldstein's wife. Mr. Goldstein disclaims beneficial ownership of such shares.

4. Ceased employment as an executive officer in September 2003; this amount is based on a Form 5 filed by Mr. Robinson dated February 13, 2004.

5. Ceased employment in February 2004 and calculations based on information available to the Company at that time.

6. Ceased employment in March 2004 and calculations based on information available to the Company at that time.

7. Pursuant to a Schedule 13G filed on July 2, 2004, ESL Partners, L.P., ESL Investment Management, L.L.C., ESL Institutional Partners, L.P. and ESL Investors, L.L.C., ESL Partners, L.P. showed sole voting and sole dispositive power of 1,483,798 shares; ESL Investment Management L.L.C showed sole voting and sole dispositive power of 2,313 shares; ESL Institutional Partners, L.P. showed sole voting and sold dispositive power of 9,847 shares; and ESL Investors, L.L.C. showed sole voting and dispositive power of 503,842 shares.

8. Pursuant to a Schedule 13G filed on July 1, 2004, Triage Management L.L.C., Leonid Frenkel and Triage Offshore Fund, Ltd. (collectively "Triage"), Triage Management L.L.C. showed sole voting and sole dispositive power of 1,695,567 shares; Leonid Frenkel showed sole voting and sole dispositive power of 1,695,567 shares; and Triage Offshore Fund, Ltd. showed sole voting and sole dispositive power of 1,245,276 shares.

9. Pursuant to a Schedule 13G filed on March 17, 2004, North Run Capital, L.P. North Run GP, L.P., North Run Advisors, L.L.C., Todd B. Hammer and Thomas
     B. Ellis (collectively "North Run"), North Run showed sole voting and dispositive power of 1,245,276 shares.

10. Pursuant to a Schedule 13G filed on March 12, 2004, Couchman Partners, L.P., Couchman Capital, L.L.C. and Jonathan Couchman (collectively "Couchman"), Couchman showed sole voting and dispositive power of 1,245,276 shares.

11. Pursuant to a Schedule 13G filed on February 17, 2004, U.S. Trust Corp., United States Trust Company of New York and U.S. Trust Company, N.A. (collectively "US Trust), US Trust showed sole voting power with respect to 595,823 and shared dispositive power of 1,374,886 shares.

12. Pursuant to a Schedule 13G filed on February 17, 2004, FMR Corp., Edward C. Johnson, 3d and Abigail Johnson (collectively "FMR"), FMR has sole voting power with respect to no shares and sole dispositive power with respect to 2,096,000 shares.

13. Pursuant to a Schedule 13G filed on February 6, 2004, Dimensional Fund Advisors Inc. has sole voting and sole dispositive power with respect to 1,238,000 shares.



                      EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                        (b)                            (c)


                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,               options,               (excluding securities
        Plan category              warrants and rights           warrants and rights        reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approved by security holders (1)       2,209,923                     $29.00                        260,966

 Equity compensation plans not
 approved by security holders (2)         954,199                     $32.00                      1,018,094

            Total                       3,164,122                     $30.00                      1,279,060

(1) 1996 Non-Employee Director Stock Plan and 1996 Incentive Compensation Plan

(2) 2000 Equity Incentive Plan

         The Company's 2000 Equity Incentive Plan was adopted by the Board and became effective on March 10, 2000. The plan is administered as a "broadly-based plan" within the meaning of Section 312 of the New York Stock Exchange Listing Rules. The plan provides for grants of stock options and other stock based awards to full-time employees of the Company and its subsidiaries other than to any individual who would be a named executive officer in the proxy statement to be filed with the SEC in connection with the annual meeting for the applicable year. Participants in the plan may be granted stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, or other stock based awards, performance awards or annual incentive awards. All stock option grants have an exercise price per share no less than the fair market value per share of Common Stock on the grant date and may have a term of no longer than ten years from grant date. For further information concerning the plan, see Note 24 to the Consolidated Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company made a $75,000 loan to Mr. Neville in 1999 and a $75,000 loan in 2002. The 1999 loan bore interest at 8% and was due upon separation of employment. The 2002 loan bore no interest and would be forgiven after Mr. Neville completed five years of employment from the loan date with the Company. Both loans were forgiven upon Mr. Neville's separation of employment in March, 2004. In March 2002, the Company made a non-interest bearing relocation loan in the amount of $225,000 to Mr. Neville, which Mr. Neville has fully repaid.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following table presents fees for professional audit services rendered by KPMG LLP as of August 15, 2004 for the audit of the Company's annual financial statements for fiscal 2001 and 2002, and fees billed for other services rendered by KPMG LLP. Commencing March 2, 2004 ("Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Law. As of March 2, 2004, KPMG LLP was owed $1,068,059 for professional services rendered in connection with the audit of the 2002 consolidated financial statements of the Company prior to that date. Such amount is included in the 2002 pre-petition fees below. In connection with KPMG LLP's employment as the Company's accountants and auditors in the Company's Chapter 11 proceedings, KPMG LLP has waived any rights to receive these fees once the court's order authorizing such employment becomes final and non-appealable.


                                              PRE-PETITION FEES   POST-PETITION FEES     TOTAL FEES
                                 2001               2002                2002                2002
                               -------------  -----------------  -------------------  -----------------
Audit fees (1)                    $ 808,000        $ 5,564,000          $ 1,101,000         $6,665,000
Audit-related fees (2)               13,000             38,000                    -             38,000
                               -------------  -----------------  -------------------  -----------------
Audit and audit related fees        821,000          5,602,000            1,101,000          6,703,000

Tax fees (3)                        221,000             40,000                    -             40,000
All other fees                            -                  -                    -                  -
                               -------------  -----------------  -------------------  -----------------
Total fees                       $1,042,000        $ 5,642,000          $ 1,101,000         $6,743,000
                               =============  =================  ===================  =================




(1) Audit fees include fees relating to the Company's restatement of its consolidated financial statements.

(2) Audit related fees consist principally of fees for audit of the financial statements of employee benefit plans and accounting consultation on proposed transactions.

(3) Tax fees consist of tax compliance services and tax advice.

Part IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a)(1)   Financial Statements

The following financial statements are included within this report:

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Statements of Operations for the fiscal
  years ended December 28, 2002, December 29, 2001
  (Restated) and December 30, 2000 (Restated).                               F-3

Consolidated Balance Sheets as of December 28, 2002
  and December 29, 2001 (Restated).                                          F-4

Consolidated Statements of Shareholders' Equity and
  Comprehensive Income for the fiscal years ended
  December 28, 2002, December 29, 2001 (Restated) and
  December 30, 2000 (Restated).                                              F-5

Consolidated Statements of Cash Flows for the
  fiscal years ended December 28, 2002,
  December 29, 2001 (Restated) and December 30, 2000
  (Restated).                                                                F-6

Notes to Consolidated Financial Statements.                                  F-7

(a)(2)  Schedule

The following schedule is included in Part IV of this report:               Page
                                                                            ----


Schedule II - Valuation and Qualifying Accounts for the
  fiscal years ended December 28, 2002, December 29, 2001
  and December  30, 2000.                                                     98



Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) Exhibits

The exhibits to this report are listed in the Exhibit Index included elsewhere herein.


(b)(1)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on October 23, 2002 concerning a new credit facility with a syndicate of banks led by Fleet National Bank. The Company filed a Current Report on Form 8-K on November 13, 2002 concerning discrepancies in the reporting of its account payable balances at its Shared Services Center in Texas.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FOOTSTAR, INC.


                                      By   /s/DALE W. HILPERT
                                           ------------------
                                           DALE W.  HILPERT
                                           Chairman of the Board,
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.


     Signature                 Title                                     Date
     ---------                 -----                                     ----
                              Chairman of the Board and
/s/DALE W. HILPERT            Chief Executive Officer
------------------
Dale W. Hilpert               (Principal Executive Officer)         August 31, 2004


/s/NEELE E. STEARNS, JR.
------------------------
Neele E. Stearns, Jr.         Interim Vice Chairman and Director    August 31, 2004

                              Senior Vice President Financial
/s/RICHARD L. ROBBINS         Planning and Control
---------------------
Richard L. Robbins            (Principal Financial Officer)         August 31, 2004


/s/SHEAMUS G. TOAL            Vice President and Controller
------------------
Sheamus G. Toal               (Principal Accounting Officer)        August 31, 2004

/s/ROBERT A. DAVIES, III
------------------------
Robert A. Davies, III         Director                              August 30, 2004

/s/GEORGE S. DAY
----------------
George S. Day                 Director                              August 22, 2004

/s/STANLEY P. GOLDSTEIN
-----------------------
Stanley P. Goldstein          Director                              August 30, 2004

/s/ BETTYE MARTIN MUSHAM
------------------------
Bettye Martin Musham          Director                              August 31, 2004

/s/KENNETH S. OLSHAN
--------------------
Kenneth S. Olshan             Director                              August 31, 2004



                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 Valuation and Qualifying Accounts Fiscal Years
                 ended December 28, 2002, December 29, 2001, and
                                December 30, 2000
                              (dollars in millions)

                                                                                                   Schedule II



                                                             Additions
                                           Balance at        Charged to
                                            Beginning        Costs and                              Balance at
                                                                      -
Description                              of Fiscal Year     Expenses(3)     Deductions(2)(3)    End of Fiscal Year
-----------                             ---------------     -----------     ----------------    ------------------

Fiscal Year Ended December 28, 2002
      Allowance for Doubtful Accounts            $2.8           $9.4(1)                $(9.3)             $2.9

      Aged Inventory Reserve                     $7.6            -                     ($4.3)             $3.3
                                                                 -
      Allowance for Sales Returns                $0.8            -                     ($0.1)             $0.7
                                                                 -

Fiscal Year Ended December 29, 2001
      Allowance for Doubtful Accounts            $2.6                                     - -             $2.8
                                                                $0.2
      Aged Inventory Reserve                     $2.3                                     - -             $7.6
                                                                $5.3
      Allowance for Sales Returns                $0.8                   -                 - -             $0.8
                                                                 -

Fiscal Year Ended December 30, 2000
      Allowance for Doubtful Accounts            $3.0          $(0.1)                  $(0.3)             $2.6

      Aged Inventory Reserve                     $2.2           $0.1                      - -             $2.3

      Allowance for Sales Returns                $0.7           $0.1                      - -             $0.8






(1) Additions include $9.2 million of expense relating to uncollectible receivables from Ames Department Stores.
(2) Deductions of allowance for doubtful accounts include write-offs, net of recoveries.
(3) The Company determines the aged inventory reserve and allowance for sales returns as of the end of each reporting period. Accordingly, the above schedule reflects net additions (deductions) for each period, as applicable.

                                  Exhibit Index


    Exhibit
    Number                      DESCRIPTION

2.1 Form of Distribution Agreement among Melville Corporation ("Melville"), Footaction Center, Inc., and Footstar, Inc. (incorporated by reference to Exhibit 2.1 to Footstar, Inc.'s Form 10/A Information Statement filed on September 13, 1996).

3.1 Amended and Restated Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibit 3.1 to Footstar, Inc.'s Form 10/A Information Statement filed on September 13, 1996).

3.2 Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.2(a) to Footstar, Inc.'s Annual Report on Form 10-K filed on March 30,
          2001).

4.1 Rights Agreement, dated as of March 8, 1999, between Footstar, Inc. and ChaseMellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, which includes, as Exhibit A, the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.'s Form 8-A filed on March 9, 1999) and Amendment No. 1 dated as of May 31, 2002 (incorporated by reference to Exhibit 2 to Footstar, Inc.'s Form 8-A filed on June 4, 2002).

10.1 Master Agreement, dated as of June 9, 1995, as amended, between the Kmart Corporation and Footstar, Inc. (incorporated by reference to
          Exhibit 10.1 to Footstar, Inc.'s Form 10/A Information Statement filed on May 24, 1996 and the exhibits filed with Exhibit 10.1 to Footstar, Inc.'s Form 10/A Information Statement filed on July 23, 1996. Certain portions of these Exhibits have been accorded confidential treatment).

10.2 Form of Tax Disaffiliation Agreement between Melville and Footstar, Inc. (incorporated by reference to Exhibit 10.2 to Footstar, Inc.'s Form 10/A Information Statement filed on September 13, 1996).

10.3 1996 Incentive Compensation Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.3 to Footstar, Inc.'s Form 10/A Information Statement filed on September 13, 1996).*

10.4 1996 Non-Employee Director Stock Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.4 to Footstar, Inc.'s Form 10/A Information Statement filed on September 13, 1996).*

10.5      Motion of the Registrant to Assume the Employment Contract with Dale
          W. Hilpert and Establish a Retention Plan for Key Employees with Related Orders Dated May 6, 2004 and May 27, 2004.

10.5(a) Employment Agreement with Dale W. Hilpert. (incorporated by reference to Exhibit 99.1 to Footstar, Inc.'s Current Report on Form 8-K filed on February 18, 2004) as amended by Court order dated May 27, 2004 and attached as Exhibit 10.5 hereto.*

10.5(b) Employment Agreement with Neele E. Stearns, Jr. (incorporated by reference to Exhibit 99.2 to Footstar, Inc.'s 8-K filed on February 18, 2004). *

10.5(c)   Employment Agreement with Jeff Shepard.*

10.5(d)   Employment Agreement with Stephen R. Wilson.*

10.5(e)   Severance agreement with Thomas Baumlin.*

10.5(f) Employment Agreement with Maureen Richards (incorporated by reference to Exhibit 10.5 of Footstar, Inc.'s 1996 Annual Report on Form 10-K filed on March 28, 1997). *

10.5(g)   Employment Agreement with Mark G. Morrison.*

10.5(h)   Employment Agreement with J.M. Robinson (incorporated by reference to
          Exhibit 10.5(a) to Footstar Inc.'s Quarterly Report on Form 10-Q filed on May 14, 2002). * (no longer in effect).

10.5(i)   Settlement Agreement with J.M. Robinson (incorporated by reference to
          Exhibit 99.2 to Footstar, Inc.'s Form 8-K filed on July 7, 2004.

10.5(j)   Employment Agreement with R. Shawn Neville.* (no longer in effect)

10.5(k)   Agreement and General Release with R. Shawn Neville.

10.5(l) Change in Control Agreement for Joseph Caracappa (no longer in effect) and James DeVeau. Incorporated by reference to Exhibit 10.7 to Footstar, Inc.'s Form 10-K dated December 28, 1996.

10.5(m)   Agreement and General Release with Joseph Caracappa.

10.6      Footstar Deferred Compensation Plan (incorporated by reference to
          Exhibit 10.8 to Footstar, Inc.'s 1996 Annual Report on Form 10-K filed on March 28, 1997).*

10.7 Supplemental Retirement Plan for Footstar, Inc., as Amended and Restated effective on June 19, 2002 (incorporated by reference to Exhibit 10.9(a) to Footstar, Inc.'s Quarterly Report on Form 10-Q filed on August 13, 2002).*

10.8(a) Credit Agreement, dated as of October 18, 2002, by and among Footstar, Inc., Footstar Corporation, the Lenders listed therein, Fleet National Bank, as Swingline Lender and Administrative Agent, Fleet Retail Finance, Inc., as Collateral Agent, Congress Financial Corporation and Wells Fargo Retail Finance, LLC, as Syndication Agents and JPMorgan Chase Bank, as Documentation Agent ("Credit Agreement") (incorporated by reference to Exhibit 99.1 of Footstar, Inc.'s Current Report on Form 8-K filed on October 23, 2002).

10.8(b) Amendment No. 1, dated as of January 3, 2003, to Credit Agreement (incorporated by reference to Exhibit 10.2 of Footstar, Inc.'s Current Report on Form 8-K filed on September 16, 2003).

10.8(c) Amendment No. 2, dated as of March 21, 2003, to Credit Agreement (incorporated by reference to Exhibit 10.3 of Footstar, Inc.'s Current Report on Form 8-K filed on September 16, 2003).

10.8(d) Amendment No. 3, dated as of June 28, 2003, to Credit Agreement (incorporated by reference to Exhibit 10.6 of Footstar, Inc.'s Current Report on Form 8-K filed on September 16, 2003).

10.8(e) Amendment No. 4, dated as of September 24, 2003, to Credit Agreement (incorporated by reference to Exhibit 99.1 of Footstar, Inc.'s Current Report on Form 8-K filed on September 29, 2003).

10.8(f) Amendment No. 5 dated as of October 31, 2003 to Credit Agreement (incorporated by reference to Exhibit 99.1 of Footstar, Inc.'s Current Report on Form 8-K filed on November 3, 2003).

10.8(g)   Amendment No. 6 dated as of January 30, 2004 to Credit Agreement.

10.8(h)   Amendment No. 7 dated as of February 11, 2004 to Credit Agreement.

10.8(i) Waiver, dated as of November 12, 2002, to Credit Agreement (incorporated by reference to Exhibit 10.1 of Footstar, Inc.'s Current Report on Form 8-K filed on September 16, 2003).

10.8(j) Waiver, dated as of April 30, 2003, to Credit Agreement (incorporated by reference to Exhibit 10.4 of Footstar, Inc.'s Current Report on Form 8-K filed on September 16, 2003).

10.8(k) Waiver, dated as of May 29, 2003, to Credit Agreement (incorporated by reference to Exhibit 10.5 of Footstar, Inc.'s Current Report on Form 8-K filed on September 16, 2003).

10.10 Asset Purchase Agreement, dated as of February 16, 2000, by and among Footstar, Inc. and Just For Feet, Inc., Just For Feet of Nevada, Inc., Sneaker Stadium Inc., Just For Feet of Texas, Inc., Just For Feet Specialty Stores, Inc., SNKR Holding Corp. and Athletic Attic Marketing, Inc. (incorporated by reference to Exhibit 10.10 to Footstar, Inc.'s Current Report on Form 8-K filed on March 22, 2000).

10.11 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Footstar, Inc.'s 1999 Annual Report on Form 10-K filed on March 31,
          2000). *

10.12 Asset Purchase Agreement, dated as of November 16, 2000, by and among Footstar Corporation, J. Baker, Inc., JBI, Inc. and Morse Shoe, Inc. (incorporated by reference to Exhibit 10.13 to Footstar, Inc.'s 2000 Annual Report on Form 10-K filed on March 30, 2001).

10.13(a) Debtor-In-Possession Credit Agreement dated as of March 4, 2004 among Footstar, Inc., as Lead Borrower for Footstar, Inc. and Footstar Corporation; the Lenders party thereto, Fleet National Bank, as Administrative Agent and Swingline Lender; Fleet Retail Group, Inc. as collateral Agent; General Electric Capital Corporation and Congress Financial Corporation , as Syndication Agents; Back Bay Capital Funding LLC, as Term Agent; and JP Morgan Chase Bank and Wells Fargo Foothill, LLC, as Documentation Agents.

10.13(b) Amended and Restated Debtor-In-Possession Credit Agreement dated as of May 11, 2004 among Footstar, Inc., as Lead Borrower for Footstar, Inc. and Footstar Corporation; the Lenders party thereto; Fleet National Bank, as Administrative Agent and Swingline Lender; Fleet Retail Group, Inc., as Collateral Agent; General Electric Capital Corporation as Syndication Agent; and Wells Fargo Foothill, LLC as Documentation Agent.

10.13(c) Amended and Restated Debtor-In-Possession and Exit Credit Agreement dated as of June 25, 2004 among Footstar, Inc., as Lead Borrower for Footstar, Inc. and Footstar Corporation; the Lenders party thereto; Fleet National Bank, as Administrative Agent and Swingline Lender; Fleet Retail Group, Inc., as Collateral Agent; General Electric Capital Corporation, as Syndication Agent; and Wells Fargo Foothill, LLC, as Documentation Agent.

10.14 Receiving, Warehousing and Physical Distribution Services Agreement dated as of July 8, 2004 by and between Footstar Corporation and FMI International, LLC, as amended (incorporated by reference to Exhibits
          99.2 and 99.3 to Footstar, Inc.'s Current Report on Form 8-K filed on August 5, 2004).

10.14(a) Purchase and Sale Agreement dated as of July 19, 2004 by and between Thrifty Oil Co., and Footstar Corporation.

10.15 Asset Purchase Agreement dated as of April 13, 2004 by and among Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail Operations LLC; Foot Locker Stores, Inc.; Foot Locker Retail, Inc. and Foot Locker, Inc. as amended by First Amendment to Asset Purchase Agreement dated as of April 28, 2004 and Second Amendment to Asset Purchase Agreement dated as of May 7, 2004.

10.16 First Amendment to Asset Purchase Agreement dated as of April 28, 2004 by and among Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail Operations LLC; Foot Locker Stores, Inc.; Foot Locker Retail, Inc. and Foot Locker, Inc.

10.17 Second Amendment to Asset Purchase Agreement dated May 7, 2004 by and among Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail Operations LLC; Foot Locker Stores, Inc.; Foot Locker Retail, Inc. and Foot Locker, Inc.

21.1      Description of subsidiaries of Footstar, Inc.

23.1      Consent of Independent Registered Public Accounting Firm

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Senior Vice President of Financial Reporting and Control (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.


* Management contract or compensatory plan.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                                                           Page


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Statements of Operations for the Fiscal Years Ended
December 28, 2002, December 29, 2001 (Restated) and December 30,
2000 (Restated)                                                             F-3

Consolidated Balance Sheets as of December 28, 2002 and December 29,
2001 (Restated)                                                             F-4

Consolidated Statements of Shareholders' Equity and Comprehensive
Income for the Fiscal Years Ended December 28, 2002, December 29,
2001 (Restated) and December 30, 2000 (Restated)                            F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
December 28, 2002, December 29, 2001 (Restated) and December 30,
2000 (Restated)                                                             F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule II - Valuation and Qualifying Accounts for the fiscal years         98
ended December 28, 2002, December 29, 2001 and December 30, 2000
                                                          (Part IV, Item 15(a)2

                    FOOTSTAR, INC. and SUBSIDIARY COMPANIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the consolidated financial statements of Footstar, Inc. and Subsidiary Companies as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and Subsidiary Companies as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2002 in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the accompanying consolidated balance sheet as of December 29, 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years ended December 29, 2001 and December 30, 2000, have been restated.

As discussed in Note 15 to the Consolidated Financial Statements, effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The accompanying consolidated financial statements and the financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on March 2, 2004 the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing for reorganization raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





KPMG  LLP
New York, New York
August 27, 2004


                                             FOOTSTAR, INC. and SUBSIDIARY COMPANIES

                                              Consolidated Statements of Operations
                                             (in millions, except per share amounts)

                                                                                  For the Fiscal Years Ended
                                                                                           December 29,     December 30, 2000
                                                                     December 28,              2001            (Restated)
                                                                         2002               (Restated)
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $     2,299.9             $2,460.5            $2,236.5
Cost of sales                                                                1,625.3              1,762.2             1,551.4
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                   674.6                698.3               685.1
Store operating, selling, general and administrative expenses                  550.9                568.5               499.4
Bad debt expense - Ames Department Stores                                        9.2                   --                  --
Depreciation and amortization                                                   57.4                 47.6                39.6
Loss on investment                                                                --                   --                 3.0
Restructuring, asset impairment and other
     charges (reversals), net                                                   17.7                 60.6               (0.9)
------------------------------------------------------------------------------------------------------------------------------
Operating profit                                                                39.4                 21.6               144.0
Interest expense                                                                15.3                 16.8                11.6
Interest income                                                                (1.1)                (1.6)               (1.4)
------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes, minority interests
   and cumulative effect of a change in accounting principle                    25.2                  6.4               133.8
Provision (benefit) for income taxes                                            67.3                 (7.8)               38.0
------------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before minority interests                       (42.1)                 14.2                95.8
Minority interests in net income                                                37.1                 44.8                51.4
------------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before cumulative effect of a
   change in accounting principle                                             (79.2)               (30.6)                44.4
Cumulative effect of a change in accounting principle                         (24.3)                 --                  --
------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                      $     (103.5)             $ (30.6)              $ 44.4
------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding
Basic                                                                           20.4                 20.2                19.9
------------------------------------------------------------------------------------------------------------------------------
Diluted                                                                         20.4                 20.2                20.4
------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
Basic:
  (Loss) income before cumulative effect of a change                    $     (3.87)             $ (1.51)              $ 2.23
  in accounting principle
  Cumulative effect of a change in accounting principle                       (1.19)                   --                  --
------------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                                     $     (5.06)             $ (1.51)              $ 2.23
------------------------------------------------------------------------------------------------------------------------------
Diluted:
  (Loss) income before cumulative effect of a change in                 $     (3.87)             $ (1.51)              $ 2.18
      accounting principle
  Cumulative effect of a change in accounting principle                       (1.19)                   --                  --
------------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                                      $    (5.06)             $ (1.51)              $ 2.18
------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings per share excluding amortization of goodwill and intangible asset with indefinite useful life:
------------------------------------------------------------------------------------------------------------------------------
Basic:                                                                  $     (5.06)             $ (1.41)              $ 2.26
Diluted:                                                                $     (5.06)             $ (1.41)              $ 2.21


          See accompanying notes to consolidated financial statements.



                    FOOTSTAR, INC. and SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                       (in millions, except share amounts)

                                                                            December  29,
                                                          December 28,           2001
                                                             2002             (Restated)
---------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                               $ 13.4             $ 12.5
     Accounts receivable, net                                  51.1               68.6
     Inventories                                              360.9              389.5
     Prepaid expenses and other current assets                 36.4               55.1
---------------------------------------------------------------------------------------
        Total current assets                                  461.8              525.7
Property and equipment, net                                   266.7              256.2
Goodwill                                                       18.0               41.7
Intangible assets, net                                         17.9               22.6
Deferred charges and other noncurrent assets                   10.9               52.6
---------------------------------------------------------------------------------------
        Total assets                                         $775.3             $898.8
---------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
    Notes payable                                            $146.8            $ 146.9
    Accounts payable                                          169.4              171.3
    Accrued expenses                                          144.6              137.9
    Income taxes payable                                        5.0               13.2
---------------------------------------------------------------------------------------
        Total current liabilities                             465.8              469.3
Other long-term liabilities                                    72.8               81.5
Minority interests in subsidiaries                             61.9               70.1
---------------------------------------------------------------------------------------
        Total liabilities                                     600.5              620.9
---------------------------------------------------------------------------------------
Shareholders' equity:
     Common stock $.01 par value: 100,000,000 shares
          Authorized; 30,896,192 and 30,770,372
          shares issued                                         0.3                0.3
     Additional paid-in capital                               346.3              347.3
     Accumulated other comprehensive loss                      (1.6)              (0.1)
     Treasury stock:  10,711,569 shares, at cost             (310.6)            (310.6)
     Unearned compensation                                     (2.9)              (5.8)
     Retained earnings                                        143.3              246.8
---------------------------------------------------------------------------------------
        Total shareholders' equity                            174.8              277.9
---------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity           $775.3             $898.8
---------------------------------------------------------------------------------------
                 See accompanying notes to consolidated financial statements.


                    FOOTSTAR, INC. and SUBSIDIARY COMPANIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                       (in millions, except share amounts)



                                                                                                                  Accum.
                                                                                                                  Other
                                  Common Stock            Treasury Stock        Add'l     Unearned               Compre-
                                  ------------            --------------       Paid-in     Compen-    Retained   hensive
                                 Shares     Amount       Shares     Amount     Capital     sation     Earnings    Income     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance as of January 1,
    2000 as Reported           30,634,283    $0.3    (10,510,300)   (305.4)     $338.6      $(5.2)      $239.7     $(0.1)    $267.9
Cumulative restatement
    adjustment, net of tax                                                                                (6.7)                (6.7)
                              ------------------------------------------------------------------------------------------------------
Balance as of January 1,
 2000, as Restated             30,634,283    $0.3    (10,510,300)   (305.4)     $338.6      $(5.2)       233.0     $(0.1)     261.2
Net income, as
    Restated                           --      --              --        --         --          --        44.4         --      44.4
Common stock incentive
      plans                         2,601      --         436,094      12.7        0.7       (0.2)          --         --      13.2
Purchase of treasury stock             --      --        (707,900)    (19.9)        --          --          --         --     (19.9)
Tax benefit of stock
    incentive plans                    --      --              --        --        2.8          --          --         --       2.8
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 30,
    2000, as Restated          30,636,884    $0.3     (10,782,106)  $(312.6)     $342.1      $(5.4)      $277.4     $(0.1)   $301.7
Net loss, as
    Restated                           --    --          --          --          --         --          (30.6)     --         (30.6)
Common stock incentive plans
                                  133,488      --          70,537       2.0        4.2       (0.4)          --         --       5.8
Tax benefit of stock incentive
      plans                            --      --              --        --        1.0          --          --         --       1.0
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December
    29, 2001, as               30,770,372    $0.3     (10,711,569)  $(310.6)     $347.3      $(5.8)      $246.8     $(0.1)   $277.9
    Restated
Comprehensive loss:
    Net loss                           --      --              --        --         --          --       (103.5)       --    (103.5)
   Unrealized loss on
    interest rate swap
    agreement                          --      --              --        --         --          --          --      (1.5)      (1.5)
                                                                                                                          ----------
Total comprehensive loss                                                                                                     (105.0)

Common stock incentive plans      125,820      --              --        --      (1.0)         2.9          --         --       1.9
------------------------------------------------------------------------------------------------------------------------------------
Balance as of
  December 28, 2002             30,896,192    $0.3     (10,711,569)  $(310.6)     $346.3      $(2.9)      $143.3     $(1.6)  $174.8
------------------------------------------------------------------------------------------------------------------------------------
                             See accompanying notes to consolidated financial statements.


                    FOOTSTAR, INC. and SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                                  (in millions)




                                                                                 For the Fiscal Years Ended
-------------------------------------------------------------------  ---------------------------------------------------
                                                                                        December 29,     December 30,
                                                                      December 28,          2001             2000
                                                                          2002           (Restated)       (Restated)
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                        $(103.5)        $(30.6)        $44.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Restructuring, asset impairment and other charges
          (reversals), net                                                     47.1          106.4          (0.9)
       Bad debt expense                                                         9.4             --            --
       Loss on investment                                                        --             --           3.0
       Minority interests in net income                                        37.1           44.8          51.4
       Depreciation, amortization and impairments                              57.4           47.6          39.6
       Cumulative effect of change in  accounting principle                    24.3             --            --
       Loss on disposal of fixed assets                                         2.2            3.9           4.3
       Deferred income taxes                                                   51.4          (31.1)          0.1
       Stock incentive plans                                                    0.3            2.7           2.0
       Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable, net                    7.1          (17.2)        (12.9)
        (Increase) in inventories                                              (0.8)         (15.3)        (79.4)
        Decrease (increase) in prepaid expenses and other assets                5.3          (16.8)        (19.1)
        Increase (decrease)  in accounts payable and accrued
          expenses                                                             (6.0)           2.8          32.6
        Increase (decrease) in income taxes payable and other
          long-term liabilities                                               (11.0)           1.3           1.4
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                          120.3           98.5          66.5
-----------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
     Acquisitions, net of cash acquired                                          --          (59.0)        (64.2)
       Additions to property and equipment                                    (75.6)         (68.6)        (41.2)
       Proceeds from sale of furniture and equipment and building               3.7            0.3            --
-----------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                              (71.9)        (127.3)       (105.4)
-----------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by financing activities:
       Net (payments) proceeds from Credit Facility                            (0.1)          72.9          74.0
     Dividends paid to minority interests                                     (44.8)         (51.2)        (44.4)
     Proceeds from investments (payments for return of capital)
        to minority shareholders                                               (0.5)            --           0.1
     Proceeds from issuance of stock options                                    1.0            2.4           1.2
     Treasury stock acquired                                                     --             --         (19.9)
     Treasury stock issued                                                       --            2.0          12.7
     Payments on capital leases                                                (1.0)          (1.0)         (3.9)
     Payments on mortgage note                                                 (0.7)          (0.7)         (0.2)
     Other                                                                     (1.4)            2.6           1.8
-----------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities                (47.5)          27.0          21.4
-----------------------------------------------------------------------------------------------------------------
           Net increase (decrease) in cash and cash equivalents                 0.9           (1.8)        (17.5)
Cash and cash equivalents, beginning of year                                   12.5           14.3          31.8
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                        $13.4          $12.5         $14.3
-----------------------------------------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

THE COMPANY

Footstar, Inc. ("Footstar" or the "Company") is a holding company in which its businesses are operated through its subsidiaries. The Company is principally a specialty retailer conducting business through its Meldisco and, formerly, Athletic segments. See "Note 2 - Business Risks - Bankruptcy Filing". The Meldisco segment (the "Meldisco Segment" or "Meldisco") sells family footwear through licensed footwear departments at mass merchandisers, stand alone retail stores and wholesale arrangements. The Athletic Segment sold athletic footwear and apparel through its Footaction, Just For Feet, and Uprise chains. The Company was organized in Delaware in March 1996 and became a publicly traded company on October 12, 1996 when Melville Corporation, as part of its overall restructuring, distributed Footstar's outstanding common stock to the Melville stockholders.

1.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2002, the Company announced that management had discovered discrepancies in the reporting of its accounts payable balances.

Beginning in November, 2002, an investigation was conducted, under the oversight of the Audit Committee of the Board of Directors. Based on the findings of the investigation the Company has restated its financial statements for fiscal years 1997 through 2001 and the first two quarters of fiscal year 2002.

The U.S. Securities and Exchange Commission ("SEC") is conducting a formal inquiry into the facts and circumstances giving rise to the restatement. The Company cannot predict the outcome of such an inquiry.

The restatement reduced earnings by an aggregate of $47.4 million pre-minority interests and pre-taxes (or $27.7 million after minority interests and taxes) over the five-and-one-half-year period from the beginning of fiscal year 1997 through June 29, 2002 and reduced the Company's consolidated retained earnings as of June 29, 2002 by $28.2 million, inclusive of $0.5 million related to the recognition of certain retirement benefits. Of the $47.4 million in pre-minority interests and pre-tax reduction in earnings, $46.1 million related to accounts payable adjustments and the remaining $1.3 million, which is net of various adjustments discussed below, primarily related to accounting adjustments affecting inventory, fixed assets, accrued expenses, minority interests and intercompany transaction entries.

The following table and captions describe the primary categories of the cumulative restatement adjustments as of January 1, 2000 and the restatement adjustments for fiscal years 2000 through June 29, 2002 to the Company's previously reported financial results.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


RESTATEMENT SUMMARY

---------------------------------------- --------------- ------------ --------------- ----------- ------------------
(in millions) (Income)/Expense

                                                                                                       CUMULATIVE
                                             TOTAL            FISCAL      FISCAL        FISCAL        RESTATEMENT
                                            RESTATEMENT        2002        2001          2000       ADJUSTMENT AS OF
                                                                                                    JANUARY 1, 2000
---------------------------------------- --------------- ------------ --------------- ----------- ------------------

Accounts Payable
       Accumulated Matching Adjustments      $ 35.8          $ 3.7        $ 19.9        $ 5.4            $ 6.8
       Unrecorded Inventory                    10.3            0.0           --          10.3              --

Timing Adjustments to Estimates                (3.5)         (3.2)          (1.5)         1.1              0.1
Inventory Reserve Adjustments                  (2.2)          2.7           (3.7)         1.4             (2.6)
Purchase Accounting                             3.8          (0.4)          (2.4)         6.6              - -
Contingent Fee                                 (5.0)         (0.3)          (2.0)        (0.9)            (1.8)
Reserve for Contingent Fee                      4.7           - -            2.0          0.9              1.8
Elimination Adjustments                         3.5          (0.2)           2.0          0.5              1.2
                                         --------------- ------------ --------------- ----------- ------------------
                      Subtotal                 47.4           2.3           14.3         25.3              5.5
Taxes                                         (19.3)         (3.5)          (7.2)        (9.3)             0.7
Minority Interests                             (6.0)         (0.4)          (3.0)        (1.4)            (1.2)
Reserve for Minority Interests                  5.6           --             3.0          1.4              1.2
                                         --------------- ------------ --------------- ----------- ------------------
       Total                                 $ 27.7       $  (1.6)         $ 7.1       $ 16.0           $  6.2
======================================== =============== ============ =============== =========== ==================

ACCOUNTS PAYABLE RECONCILIATION DISCREPANCIES

The cumulative accounts payable discrepancies, which understated accounts payable, cost of sales and selling, general and administrative expenses by $46.1 million, consist of two components:

     o $35.8 million for the fiscal years 1997 through June 29, 2002 related to amounts reversed to reduce costs without an appropriate basis.

     o $10.3 million related to errors occurring during the conversion and transition of Just For Feet's systems in fiscal 2000 and related errors in recording positive shrink as described below within "Unrecorded Inventory".

ACCUMULATED MATCHING ADJUSTMENTS

The Company's accounts payable systems utilize a three-way matching process in which purchase orders, receipts and invoices are compared and matched in transaction sub-systems prior to payment to a vendor. At the time when the Company receives merchandise from vendors, the Company records the related inventory and accrues a liability in an unmatched receipt account. These accrued receipts are then matched with the related purchase orders and invoices.

This unmatched receipt account was aged monthly and, periodically, (though not on a consistent basis) certain aged amounts were reversed to reduce costs without an appropriate basis. These reversals or write off of payables reduced shrink expense or certain other expenses.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

The accumulated matching restatement adjustments increase accounts payable, shrink and other expenses by year and affect the Consolidated Statement of Operations or retained earnings as of January 1, 2000 as follows:

                                            Loss/(Income)

         Fiscal 2002                       $ 3.7 million
         Fiscal 2001                        19.9 million
         Fiscal 2000                         5.4 million
         Cumulative restatement
         adjustment at
         January 1, 2000                     6.8 million
                                          --------------

                                          $ 35.8 million
                                          ==============

UNRECORDED INVENTORY

The Company recorded incorrect entries to the Consolidated Statement of Operations related to what was then described as "positive shrink" or an unexpected increase in Just For Feet inventory. These errors occurred after the assets of Just For Feet were acquired by the Company in fiscal year 2000. The failure to record the receipt of inventory and the related accounts payable resulted in shrink gains when the inventory was counted. As a result, accounts payable and cost of sales for Just For Feet were understated for fiscal year 2000 by $10.3 million.

TIMING ADJUSTMENTS TO ESTIMATES

Certain accounts, which included allowance for co-op receivables, inventory costing, restructuring reserves, customer loyalty program accruals, bonus accruals, payroll accruals, rent accruals and property tax accruals, were not adjusted on a timely basis based on information available to the Company prior to the issuance of the related fiscal year's financial statements. The timing adjustments which adjust accruals or reserves and cost of sales or expenses by year affect the Consolidated Statement of Operations or retained earnings as of January 1, 2000 as follows:

                                            Loss/(Income)

         Fiscal 2002                      $  (3.2) million
         Fiscal 2001                         (1.5) million
         Fiscal 2000                          1.1  million
         Cumulative restatement
         adjustment at
         January 1, 2000                      0.1   million
                                         ------------------

                                         $   (3.5)  million
                                         ==================

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



INVENTORY RESERVE ADJUSTMENTS

The Company reviewed the estimates and judgments used in determining aged inventory reserves and has adjusted these reserves for the correction of errors and the elimination of non-specific reserves. The adjustments to inventory and cost of sales by year affect the Consolidated Statement of Operations or retained earnings as of January 1, 2000 as follows:

                                            Loss/(Income)

         Fiscal 2002                       $   2.7  million
         Fiscal 2001                          (3.7) million
         Fiscal 2000                           1.4  million
         Cumulative restatement adjustment
         at January 1, 2000                   (2.6) million
                                           -----------------

                                           $  (2.2) million
                                           ================
PURCHASE ACCOUNTING

The Company performed a re-evaluation of the accounting for the acquisitions of Just For Feet and J. Baker, Inc. and subsidiaries ("J. Baker"). Based upon this evaluation, two misstatements were identified in the initial allocation of the purchase price and in the subsequent accounting for acquired assets. The first misstatement related to the valuation of the acquired inventory and the subsequent utilization of reserves that were established as part of the purchase price allocation. The second misstatement related to the establishment of liabilities in connection with a customer loyalty program. As a result, the restatement adjustments reduced negative goodwill and therefore affected the recorded values of certain fixed and intangible assets. This also results in adjustments to the depreciation and amortization expense of these assets. The restatement adjustments which affect inventories, negative goodwill and fixed assets by year also affect the Consolidated Statements of Operations as follows:

                                            Loss/(Income)

         Fiscal 2002                       $  (0.4) million
         Fiscal 2001                          (2.4) million
         Fiscal 2000                           6.6  million
                                            ----------------

                                            $  3.8  million
                                            ===============

CONTINGENT FEE

Under the Company's agreement with Kmart as described in Note 2, Kmart is entitled to certain fees based upon store profits ("Contingent Fee"). To the extent that the restatement adjustments relate to the operations in the footwear departments in Kmart, management believes there is an effect on the Contingent Fee for that department. The contingent fee adjustments which decrease the contingent fee payable and expense by year affect the Consolidated Statement of Operations or retained earnings as of January 1, 2000 as follows:

                                            Loss/(Income)

         Fiscal 2002                      $  (0.3) million
         Fiscal 2001                         (2.0) million
         Fiscal 2000                         (0.9) million
         Cumulative restatement adjustment
         at January 1, 2000                  (1.8) million
                                          ------------------

                                          $  (5.0) million
                                          ================


ELIMINATION ADJUSTMENTS

These adjustments principally relate to the timing of recognizing profit on the sale of inventory with respect to vendor rebates and elimination of intercompany royalties. The adjustments to inventories and cost of sales by year affect the Consolidated Statement of Operations or retained earnings at January 1, 2000 as follows:


                                                  Loss/(Income)

         Fiscal 2002                          $   (0.2) million
         Fiscal 2001                               2.0  million
         Fiscal 2000                               0.5  million
         Cumulative restatement adjustment
         at January 1, 2000                        1.2 million
                                             ------------------

                                             $     3.5 million
                                             =================

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


INCOME TAXES

Income taxes are adjusted to reflect the tax effect of the restatement items described above and the reduction of certain deferred tax assets in the amount of $1.2 million. The tax adjustments decrease income tax expense or increase retained earnings as of January 1, 2000 as follows:

                                              Loss/(Income)

         Fiscal 2002                      $   (3.5) million
         Fiscal 2001                          (7.2) million
         Fiscal 2000                          (9.3) million
         Cumulative restatement adjustment
         at January 1, 2000                    0.7  million
                                          ------------------

                                          $ (19.3) million
                                         ===================

The Company subsequently established a valuation allowance for certain deferred tax assets in fiscal 2002 as discussed in Note 23.

MINORITY INTEREST

Under the Company's arrangement with Kmart, the Company has a 51% equity interest and Kmart has a 49% equity interest ("Minority Interest") in each individual subsidiary that operates the licensed footwear departments in Kmart stores. To the extent that the restatement adjustments impact the retained earnings of these subsidiaries, management believes the restatement adjustments affect Kmart's Minority Interest in these retained earnings. The minority interest adjustments by year which affect the consolidated Statement of Operations or retained earnings as January 1, 2000 are as follows:

                                                 Loss/(Income)

         Fiscal 2002                         $   (0.4) million
         Fiscal 2001                             (3.0) million
         Fiscal 2000                             (1.4) million
         Cumulative restatement adjustment
         at January 1, 2000                      (1.2) million
                                             ------------------

                                             $   (6.0) million
                                             ==================

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



RESERVE FOR CONTINGENT FEE AND MINORITY INTEREST

Due to the Company's inability to confirm its adjustment to the Contingent Fee and Minority Interest payments for the effect of the restatement adjustments, the Company has establisheda reserve for the Contingent Fee and related Minority Interest. The reserve for contingent fee and minority interest adjustments by year which affect the Consolidated Statement of Operations or retained earnings at January 1, 2000 are as follows:

                                                       Loss/(Income)

                                         Contingent Fee        Minority Interest

     Fiscal 2002                         $  - -  million       $  - - million
     Fiscal 2001                             2.0 million          3.0 million
     Fiscal 2000                             0.9 million          1.4 million
     Cumulative restatement adjustment
     at January 1, 2000                      1.8 million          1.2 million
                                         --------------        ---------------

                                         $   4.7 million        $ 5.6 million
                                         ===============        ==============


CONSOLIDATED BALANCE SHEET

In addition to the effect of the adjustments described above on the balance sheet accounts, the Company determined some goods sourced and received overseas were not properly reported in the accounting records on a timely basis. These amounts were recorded upon receipt at the Company's United States facilities; however, for the period of time between the transfer of title overseas and the receipt at the Company's United States facilities, the reported inventory and accounts payable balances were incorrectly understated by $20.7 million as of December 29, 2001. The Company also determined that it had not properly established liabilities for certain retirement obligations upon its inception in 1996 and as such has recorded an adjustment of $0.5 million to retained earnings and long-term liabilities for all periods presented.

The following table summarizes the Consolidated Statements of Operations as reported and as restated for the fiscal years ended December 29, 2001 and December 30, 2000, and the December 29, 2001 consolidated balance sheet as reported and as restated.


                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements





                      Consolidated Statements of Operations
                 (dollars in millions, except per share amounts)



                                            For the Fiscal Year Ended  For the Fiscal Year Ended

                                            December 29,  December 29, December 30, December 30,
                                                 2001        2001        2000         2000
                                           (As Reported)  (Restated) (As Reported) (Restated)
--------------------------------------------------------------------------------------------------
Net sales                                     $ 2,460.5    $ 2,460.5    $ 2,237.1    $ 2,236.5
Cost of sales                                   1,751.1      1,762.2      1,530.3      1,551.4
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                      709.4        698.3        706.8        685.1
Store operating, selling, general
  and administrative expenses                     567.1        568.5        495.4        499.4
Depreciation and amortization                      45.3         47.6         40.0         39.6
Loss on investment                               --           --              3.0          3.0
Restructuring, asset impairment and other
    charges (reversals), net                       61.0         60.6         (0.9)        (0.9)
--------------------------------------------------------------------------------------------------
OPERATING PROFIT                                   36.0         21.6        169.3        144.0
Interest expense                                   16.9         16.8         11.6         11.6
Interest income                                    (1.6)        (1.6)        (1.4)        (1.4)
--------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS BEFORE INCOME
  TAXES AND MINORITY INTERESTS                     20.7          6.4        159.1        133.8
(Benefit) provision for income taxes               (0.6)        (7.8)        47.3         38.0
--------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS BEFORE MINORITY
  INTERESTS                                        21.3         14.2        111.8         95.8
Minority interests in net income                   44.8         44.8         51.4         51.4
--------------------------------------------------------------------------------------------------
Net (loss) income                              $  (23.5)    $  (30.6)     $  60.4       $ 44.4
--------------------------------------------------------------------------------------------------
Average common shares outstanding
Basic                                              20.2         20.2         19.9         19.9
--------------------------------------------------------------------------------------------------
Diluted                                            20.2         20.2         20.4         20.4
--------------------------------------------------------------------------------------------------
Earnings (loss) per share:
Basic:                                         $  (1.16)    $  (1.51)    $   3.03     $   2.23
Diluted:                                       $  (1.16)    $  (1.51)    $   2.97     $   2.18




Note: See Note 33, Summary of Quarterly Results - Unaudited for the presentation of the As Reported and As Restated financial data relating to the first two quarters of fiscal 2002.


                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



                           Consolidated Balance Sheet
                              (dollars in millions)


                                                               December 29,       December 29,
                                                                  2001               2001
                                                             (As Reported)       (Restated)

-----------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                   $ 12.4              $12.5
     Accounts receivable, net                                      69.6               68.6
     Inventories                                                  368.5              389.5
     Prepaid expenses and other current assets                     61.2               55.1
-------------------------------------------------------------------------------------------
        Total current assets                                      511.7              525.7
Property and equipment, net                                       258.6              256.2
Goodwill                                                           42.4               41.7
Intangible assets, net                                             23.6               22.6
Deferred charges and other noncurrent assets                       29.7               52.6
-------------------------------------------------------------------------------------------
        Total assets                                             $866.0             $898.8
-------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
     Notes payable                                                 --                146.9
     Accounts payable                                             108.8              171.3
     Accrued expenses                                             144.0              137.9
     Income taxes payable                                          12.2               13.2
-------------------------------------------------------------------------------------------
        Total current liabilities                                 265.0              469.3
Long-term debt                                                    146.9                - -
Other long-term liabilities                                        70.7               81.5
Minority interests in subsidiaries                                 75.7               70.1
-------------------------------------------------------------------------------------------
        Total liabilities                                         558.3              620.9
-------------------------------------------------------------------------------------------
Shareholders' equity:
     Common stock $.01 par value:  100,000,000 shares
          Authorized, 30,770,372 shares issued                      0.3                0.3
     Additional paid-in capital                                   347.3              347.3
     Accumulated other comprehensive loss                          (0.1)              (0.1)
     Treasury stock:  10,711,569 shares, at cost                 (310.6)            (310.6)
     Unearned compensation                                         (5.8)              (5.8)
     Retained earnings                                            276.6              246.8
-------------------------------------------------------------------------------------------
        Total shareholders' equity                                307.7              277.9
-------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity               $866.0             $898.8
-------------------------------------------------------------------------------------------

 FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


2.       BUSINESS RISKS - BANKRUPTCY FILING AND SIGNIFICANT KMART RELATIONSHIP

BANKRUPTCY FILING

Commencing March 2, 2004 ("Petition Date"), Footstar and most of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court").

As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, on notice and an opportunity to be heard.

As part of its initial reorganization plans, after filing Chapter 11 the Company closed 166 underperforming stores within the Athletic Segment: all 88 Just For Feet stores; 75 Footaction stores and three Uprise stores. In fiscal 2002, the net sales of these stores were $378.2 million. Within the Meldisco Segment, management stated the Company plans to exit the footwear departments in 26 stores operated by subsidiaries of Federated Department Stores, Inc. by September 2004, has exited the footwear departments in 44 Gordmans stores, has closed 13 Shoe Zone stores and has sold 26 Shoe Zone stores in Puerto Rico. In fiscal 2002, the net sales of these Meldisco businesses were $24.7 million. The Company also announced its decision to sell the remaining 353 Footaction retail stores that comprised the Athletic Segment.

On April 21, 2004, the Company received Court approval to sell to certain affiliates of Foot Locker, Inc. (collectively "Foot Locker") 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the other three remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sale price was placed in escrow with respect to 14 store locations which were leased on a month-to-month basis. During the year following the closing of the sale, if Foot Locker enters into a new lease for any of these stores locations, the escrow amount relating to that location shall be paid to the Company. The escrow amount relating to any location for which Foot Locker has not entered into a new lease within one year of the closing shall be paid to Foot Locker.

In July 2004, the Debtors entered into a debtor-in-possession credit agreement (`DIP and Exit Facility") with a syndicate of lenders co-led by Fleet National Bank ("Fleet") and GECC Capital Markets Group, Inc. ("GECC"). See Note 17, "The DIP and Exit Facility".

In July 2004, the Company sold 26 of its Shoe Zone stores located in Puerto Rico to Novus, Inc. for approximately $5.5 million in cash.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

The Company pursued the sale of certain other assets, including its distribution centers. The Company began soliciting offers for its distribution centers in Mira Loma, California ("Mira Loma") and Gaffney, South Carolina ("Gaffney"). The Company sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Pursuant to the terms of the pertinent sale documents, Thrifty has leased Mira Loma to FMI International LLC, a logistics provider, which has agreed to lease to the Company warehousing and distribution services for Meldisco for the next eight years under an operating lease agreement. The sale of Mira Loma closed on July 22, 2004. On August 20, 2004, the Company announced that it had entered into an agreement to sell Gaffney to Automated Distribution Systems, L.P., a logistics provider, for approximately $15.1 million. This sale is subject to certain closing conditions and Court approval.

Pursuant to Court orders, the Debtors have been authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of its pre-petition obligations. The Debtors have notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim. Differences between liability amounts recorded by the Debtors and claims filed by creditors will be reconciled and, if necessary, the Court will make a final determination of allowable claims. The Debtors will continue to evaluate the amount of its pre-petition liabilities on an ongoing basis and recognize any additional liabilities, which may be material.

Under the Bankruptcy Code, the Company has the ability to reject executory contracts, including leases, subject to the approval of the Court and certain other conditions. Parties affected by the rejection of a contract may file claims against the Company in the Court in accordance with the Bankruptcy Code. Due to the uncertain nature of many of the potential claims, which have been or may be asserted against the Company, the Company is unable to project the magnitude of such claims with any degree of certainty. The Company has incurred, and will continue to incur, significant costs associated with the Chapter 11 cases.

At this time, the Company does not believe it is possible to predict the effect of the Chapter 11 cases on the Company's business, various creditors and security holders or when the Company will be able to exit Chapter 11.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

SIGNIFICANT KMART RELATIONSHIP

Footstar operates licensed footwear departments in every Kmart Corporation ("Kmart") store in the United States, the U.S. Virgin Islands, Puerto Rico and Guam through Shoemart subsidiaries, in which Kmart owns a 49% equity interest with the exception of 29 subsidiaries in which the Company has a 100% equity interest (collectively the "Shoemart Subsidiaries"). As of December 28, 2002, the Company operated, through its Shoemart Subsidiaries, licensed footwear departments in approximately 1,832 Kmart locations. The Company's arrangement with Kmart is governed by a Master License Agreement effective as of July 1, 1995, as amended ("Master License Agreement"). Under the Master License Agreement, these Shoemart Subsidiaries retain title to the inventory in each licensed footwear department up until the time the product is sold. Kmart collects the proceeds of each sale and, on a weekly basis, Kmart remits the proceeds of the sales to Meldisco, less applicable deductions and fees. Such deductions and fees for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000 amounted to $171.0 million, $179.7 million, and $186.1 million, respectively, exclusive of the excess fee. See Note 6, "Meldisco's Relationship with Kmart."

On January 22, 2002, Kmart filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Kmart's final Plan of Reorganization was confirmed on April 23, 2003 and Kmart assumed the Company's Master License Agreement when the plan became effective on May 6, 2003. All proceeds due to Meldisco from the sale of products in the licensed footwear departments at Kmart stores, both before and after the bankruptcy filing date, have been paid to Meldisco in a timely manner.

For the fiscal year 2002, sales at the footwear departments operated in Kmart stores were $1,154.3 million compared with $1,209.3 million and $1,290.5 million in fiscal years 2001 and 2000, respectively, which represented 50%, 49% and 58% of Footstar's net sales in the respective years.

There can be no assurance that Kmart's post-reorganization operations will be successful. Footstar's business relationship with Kmart is subject to significant risks and uncertainty, including, but not limited to, the ability of Kmart to operate pursuant to the terms of its exit financing, the ability of Kmart to maintain ongoing trade credit, timely and adequate shipments and acceptable payment terms from vendors and service providers, risks associated with reduced liquidity or poor results of operations and the ability of Kmart to fund and execute a successful business plan and to retain and attract customers. The occurrence or realization of any one or more of such risks or uncertainties could materially adversely affect Footstar and its future financial position and results of operations.

Under the Master License Agreement, Kmart may audit the books and records of the Shoemart Subsidiaries. In addition, the Company may audit the deductions taken by Kmart from the weekly sales proceeds. These audits for fiscal years 1999 - 2003 are in process. Under the bankruptcy claims procedures, Kmart has filed a claim of approximately $58.0 million related to the period 1999 to 2003. Of this amount, approximately $25.0 million relates to unrecorded claims for fiscal 2002 and prior. The Company has accrued approximately $10.0 million as of December 28, 2002 and December 29, 2001. The remaining claim of $33.0 million relates to fiscal 2003. Of this amount, approximately $24.0 million relates to excess rent and minority interest distributions of which the Company has recorded $18.0 million in fiscal 2003. The Company believes that, upon reconciliation, its recorded amounts will be adequate but there can be no assurances and material changes in this reconciliation could have a material adverse effect on the Company.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements of the Company include the accounts of all subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. The minority interests represent the 49% participation of Kmart in the ownership of substantially all subsidiaries of Meldisco formed or to be formed for the purpose of operating licensed footwear departments in Kmart stores. The accompanying financial statements include the consolidated results of operations, assets and liabilities of the Company for the 52-week fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies, which may be impacted by management's estimates and assumptions, are discussed in these notes and include the valuation and aging of inventory and shrink reserve, the impairment of long-lived assets, insurance liabilities, the valuation of deferred tax amounts, goodwill and other intangible assets, the reserve for store exit costs, the valuation of retiree medical benefits and the reserve for the Kmart claim.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to current liabilities.

MERCHANDISE INVENTORIES AND COST OF SALES

Inventories are finished goods, consisting of merchandise purchased from domestic and foreign vendors, and are carried at the lower of cost or market value, determined by the retail inventory method on a first-in, first-out ("FIFO") basis. The retail inventory method is commonly used by retail companies to value inventories at cost and calculate gross margins by applying a cost-to-retail percentage to the retail value of inventories. The retail inventory method is a system of averages that requires management's estimates and assumptions regarding mark-ons, mark-ups, markdowns and shrink, among others and, as such, could result in distortions of inventory amounts.

The cost of inventories includes the cost of merchandise, freight-in, duties, royalties and related fees and the cost of the Company's merchandise sourcing operations. Cost of sales is comprised of the cost of merchandise, warehousing and delivery costs, inventory shrinkage, rent and buying/merchandising costs.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed on a straight-line basis, generally over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Capitalized software costs are amortized on a straight-line basis over their estimated useful lives not exceeding five years. Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements are capitalized after making the necessary adjustment to the asset and accumulated depreciation accounts of the items renewed or replaced.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("Statement") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of, an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be principally individual stores or leased departments. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company's weighted average cost of capital. The Company estimates fair value based on the best information available using estimates, judgments and projections as considered necessary.

DEFERRED CHARGES

Deferred charges, including favorable leases and deferred financing costs, are amortized on a straight-line basis over the remaining life of the asset.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets, ("Statement No. 142") as of the first day of fiscal year 2002, the adoption date. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. See Note 15, "Goodwill and Other Intangible Assets," for more information. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144. See Note 5, "Impact of Recently Issued Accounting Standards," for more information.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

Intangible assets and intangible liabilities that do not have indefinite useful lives consist of trade names, a customer database, trademarks and unfavorable/favorable leases and are classified within other noncurrent assets or other long-term liabilities in the accompanying consolidated balance sheets. The cost of these intangibles is amortized on a straight-line basis over the estimated useful lives of the respective assets and liabilities, which range from 5 to 20 years.

Prior to the adoption of Statement No. 142, goodwill was assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using the Company's weighted-average cost of capital.

REVENUE RECOGNITION

Revenues from retail stores are recorded at the point of sale when the product is delivered to customers and revenues from internet businesses and wholesale operations are recorded when the product is shipped to customers in accordance with the terms of the applicable contractual agreement. Retail sales exclude all taxes. Provisions for merchandise returns are provided in the period that the related sales are recorded and are reflected as a reduction of revenues. The Company determines the amount of provisions based on historical information. Revenues from gift cards and gift certificates are recognized when the related product is delivered or shipped to customers in accordance with the terms of the applicable contractual agreement. Sales discounts, coupons and other similar incentives are recorded as a reduction of revenues in the period in which the related sales are recorded.

PURCHASE BASE REWARD PROGRAM

The Company maintained a customer loyalty program related to its Just For Feet stores which was designed to reward customers with a free pair of shoes after the customer purchased 12 pairs of shoes.

The Company accrues for rewards under this program by assessing a probability based on each customer's cumulative purchase within the program as of the balance sheet date. The merchandise costs associated with administrating this program are charged to cost of sales as accrued. The Company had accrued $4.8 million and $2.0 million as of December 28, 2002 and December 29, 2001, respectively, related to this program.

STORE OPENING AND CLOSING COSTS

New store opening costs are charged to expense as incurred. New store opening costs primarily consist of store payroll and general operating costs incurred prior to the store opening. When a decision to close a store is made before its lease has expired, the estimated lease obligation or the expected amount necessary to eliminate such obligation, less estimated sublease rental income, is provided. Effective December 29, 2002, the Company adopted the requirements of Statement No. 146, Accounting for Costs Associated with Exit or Disposed Activities for store closing costs, which may impact future financial results.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


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

ADVERTISING COSTS

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs, net of co-operative credits from vendors, are recorded as a component of store operating, selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and were $63.2 million, or 2.8%, of net sales in fiscal year 2002, $68.2 million, or 2.8%, of net sales in fiscal year 2001, and $65.8 million, or 2.9%, of net sales in fiscal year 2000.

INCOME TAXES

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for amounts which the Company cannot conclude that it is more likely than not that such amounts will be realized (see Note 23, "Income Taxes", for more information).

POSTRETIREMENT BENEFITS

The Company provides a defined benefit health care plan for substantially all retirees who meet certain eligibility requirements, including current active full-time associates who had a minimum of 10 years of service as of December 31, 1992 and work up to age 60. As of December 28, 2002 and December 29, 2001, the Company had an accrual of $30.9 million and $32.0 million, respectively, relating to postretirement benefits in other long-term liabilities on its consolidated balance sheets. The annual cost of postretirement benefits is funded as it arises and the cost is recognized over an employee's term of service to the Company. See Note 27, "Postretirement Benefits".

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

INSURANCE LIABILITIES

The Company is primarily self-insured for health care costs. The Company maintains workers' compensation insurance that has a deductible of $250,000, property insurance with deductibles ranging between $50,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, including medical, post retirement benefits, workers' compensation, general, automobile and property claims, provisions are made for the Company's actuarially determined estimates of discounted future claim costs for such risks.

STOCK-BASED COMPENSATION PLANS

As permitted under Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected not to adopt the fair value method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion ("APB 25"), Accounting for Stock Issued to Employees. In accordance with APB 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 1997 Associate Stock Purchase Plan since the plan is non-compensatory as defined in APB 25.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN No.") 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25 ("FIN 44"). FIN 44 provides further guidance related to accounting for stock-based compensation, in particular to changes in stock-based awards after the grant date. The application of FIN 44 did not have an impact on the Company's financial statements.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 ("Statement No. 148"). Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements for fiscal years ending after December 15, 2002.

As of December 28, 2002, the Company has stock-based employee compensation plans which are described more fully in Note 24, "Stock Incentive Plans." The Company has adopted the disclosure standards of Statement No. 123 which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value method of accounting for stock options as defined in Statement No. 123 had been applied. The following table illustrates the effect on net (loss) income and per share amounts if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation:

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


                                                                                    2001               2000
       (in millions, except per share amounts)                                   (Restated)       (Restated)
                                                             2002
       -----------------------------------------------------------------------------------------------------

       Net (loss) income:
             Reported                                          $ (103.5)            $(30.6)           $44.4
              Stock-based employee compensation
              expense determined under fair
              value       method for all awards,
              net of related tax effects in 2001
              and 2000                                             (7.0)              (4.0)           (3.0)
       -----------------------------------------------------------------------------------------------------
              Pro forma net (loss) income                      $ (110.5)            $(34.6)           $41.4
       -----------------------------------------------------------------------------------------------------

       (Loss) income per share:
           Basic:
             Reported                                           $ (5.06)            $(1.51)           $2.23
             Pro forma                                            (5.41)             (1.71)            2.08
           Diluted:
             Reported                                           $ (5.06)            $(1.51)           $2.18
             Pro forma                                            (5.41)             (1.71)            2.03
       -----------------------------------------------------------------------------------------------------


The fair value of options granted during fiscal years 2002, 2001 and 2000 was $13.75, $22.64 and $12.28, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                    2002               2001           2000
-------------------------------- ------------ --- --------------- --------------

Expected volatility                 49.6%             45.0%           45.0%
Expected life in years               6.0               6.0             6.0
Risk-free interest rate             4.4%               4.8%           6.6%
Assumed forfeiture rate              --                 --             --

-------------------------------- ------------ --- --------------- --------------

EARNINGS PER SHARE

The Company presents earnings per share ("EPS") data according to Statement No. 128, Earnings Per Share ("Statement No. 128"). Under Statement No. 128, basic EPS is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contracts or obligations to issue common stock were exercised or converted. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute basic and diluted loss per share.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



(in millions)                                    2002(1)     2001(1)      2000
-------------------------------------------------------------------------------

Shares outstanding at beginning of year           20.1        19.9        20.1
Weighted average shares repurchased, net            --          --       (0.5)
Contingently issuable shares                       0.3         0.3         0.3
-------------------------------------------------------------------------------
Average shares outstanding - basic                20.4        20.2        19.9
Dilutive effect of stock options                    --          --         0.5
-------------------------------------------------------------------------------

Average shares outstanding - diluted              20.4        20.2        20.4
-------------------------------------------------------------------------------

(1) The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. During the years ended December 28, 2002, and December 29, 2001, the Company had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on EPS and, therefore, excluded from the calculation of diluted earnings per share, totaled 20,158 shares and 415,100 shares for the years ended December 28, 2002 and December 29, 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The carrying value of mortgages as of December 28, 2002 and December 29, 2001 was $7.9 million and $8.6 million, respectively. The fair value of mortgages is estimated using the present value of future cash flows, using a discount rate of 6.0% and 7.5% as of December 28, 2002 and December 29, 2001, respectively. As of December 28, 2002 and December 29, 2001, the fair value of the mortgage was $8.5 million and $8.8 million, respectively. The fair value of the Company's four interest rate swap agreements is reflected in accrued expenses in the consolidated balance sheets and totaled $1.5 million as of December 28, 2002.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative instruments and hedging activities in accordance with Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("Statement No. 133") and Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133 ("Statement No. 138"). Statements No. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative instrument along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings, provided that the derivative is highly effective and is designated and qualifies as a fair value hedge. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, a hedged firm commitment no longer meets the definition of a firm commitment, designation of the derivative as a hedging instrument is no longer appropriate.

In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

4.       RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements of prior years to conform to the fiscal year 2002 presentation.

5.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement No. 143"). Statement No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Statement No. 143 requires the recording of a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation should be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement No. 143 on December 29, 2002. The adoption of Statement No. 143 will not have a material effect on the Company's financial statements.

Effective for fiscal year 2002, the Company adopted the provisions of Statement No. 144. Statement No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement No. 121"), while retaining many of the fundamental provisions covered by that statement. Statement No. 144 differs fundamentally from Statement No. 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


Statement No. 144. Additionally, Statement No. 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121.

Statement No. 144 also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. Statement No. 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The Company evaluated the 283 Kmart stores closed, along with the closing or exiting of stores operated by Variety, the Ames and Stein Mart relationships during fiscal 2002, and determined that these closures did not meet the requirements to be reported as discontinued operations under Statement No. 144. The application of Statement No. 144 in fiscal year 2002 did not have a material impact on the Company's Consolidated Financial Statements as the impairment assessment under Statement No. 144 is predominantly unchanged from Statement No. 121, and as the stores closed did not meet all of the requirements to be reported as discontinued operations under Statement No. 144. The results of operations of the limited number of stores that were considered to be discontinued operations, based on both quantitative and qualitative factors, were not material for separate presentation as discontinued operations.

During April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions.
Additionally, Statement No. 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The amendment to Statement No. 13 is effective for transactions occurring after May 15, 2002 and the remainder of Statement 145 is effective for fiscal years beginning after May 15, 2002. The application of Statement No. 145 did not have a material impact on the Company's financial statements.

On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement No. 146"). This Statement nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although Statement No. 146 does not impact the Company's exit activity initiated during fiscal year 2002 and prior fiscal years, the adoption of Statement No. 146 can be expected to substantially impact the timing of liability recognition associated with future exit activities, if any.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and is not expected to have a material effect on the Company's financial statements.

In November 2002, the EITF issued Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. One issue addressed included the circumstances under which cash consideration received from a vendor by a reseller should be characterized as (a) a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or
(c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income statement. The EITF also reached a consensus that a rebate or refund that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration that results in progress by the customer toward earning the rebate or refund. The application of EITF No. 02-16 is not expected to have a material impact on the Company's financial statements.

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement No. 132"), was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in Note 27 do not incorporate the requirements of Statement 132 (revised) which are required for fiscal year 2003.

In January 2003 the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. As of December 28, 2002, the Company did not have interests in variable interest entities. The adoption of the provisions of this interpretation is not expected to have a material effect on the Company's financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, Employers '

Accounting for Postretirement Benefits Other Than Pensions, addresses employers' accounting for postretirement health care benefits. FASB Staff Position 106-2 requires that employers that qualify for a prescription drug subsidy must recognize the reduction in costs as employees provide services in future years, commencing with reporting periods ending after June 15, 2004. The Company has not yet determined the impact, if any, to its financial statements that may result from the enactment of this Act.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

6.       MELDISCO'S RELATIONSHIP WITH KMART

As described in Note 2, "Business Risks- Bankruptcy Filing and Significant Kmart Relationship," the Company, through its Shoemart Subsidiaries, operated the footwear departments in 1,832 Kmart stores as of December 28, 2002. Kmart owns a 49% equity interest in substantially all of the subsidiaries that operate these footwear departments. The business relationship between Meldisco and Kmart is very significant to the Company and a significant reduction in Meldisco's Kmart operations would have a material adverse effect on the Company. The Shoemart Subsidiaries own the inventory and are responsible for staffing the departments. The Kmart licensed footwear departments account for a significant portion of Footstar's total sales and profits, as shown in the table below:


-------------------------------------------------------------- ---------------- -----------
(in millions)                                            2002                         2000
                                                                          2001
-------------------------------------------------------------- ---------------- -----------

Sales
    Footstar                                         $2,299.9        $2,460.5    $ 2,236.5
    Meldisco                                         $1,346.0        $1,444.1    $ 1,310.1
    Kmart footwear departments                       $1,154.3        $1,209.3    $ 1,290.5

Kmart footwear sales as percentage of:
    Footstar                                              50%             49%          58%
    Meldisco                                              86%             84%          99%

-------------------------------------------------------------- --------------- ------------


                                                                                        2000
(in millions)                                             2002             2001   (Restated)
                                                                     (Restated)
--------------------------------------------------------------- -----------------------------

Operating profit
-------------------
    Footstar                                             $39.4           $21.6       $144.0
    Meldisco                                             $75.4          $120.5       $149.2
    Kmart footwear departments                          $109.4          $120.3       $147.2

Kmart's interest in footwear departments                 $50.9           $56.2        $67.9
    operating profit
------------------------------------------------ -------------- --------------- ------------

Operating (loss) profit adjusted to exclude
   Kmart's 49% interest in footwear
   departments operating profit
    Footstar                                           $ (11.5)       $ (34.6)        $76.1
    Meldisco                                              $24.5          $64.3        $81.3
    Kmart footwear departments                            $58.5          $64.1        $79.3

------------------------------------------------ --------------- -------------- ------------


The Master License Agreement provides the Company with the non-transferable exclusive right and license to operate a footwear department in each applicable Kmart store. The initial term of the Master License Agreement expires July 1, 2012, and is renewable thereafter for 15-year terms upon mutual agreement, unless terminated as follows:

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

     o At least four years prior to the end of the applicable term or renewal term, either party may give the other party written notice of its intent to either renew the agreement ("Renewal Notice") or to terminate the agreement ("Termination Notice") at the end of the applicable term or renewal term.

     o If either party gives Renewal Notice to the other, the agreement shall renew for a 15 year renewal term commencing on the day following the end of the applicable term or renewal term, unless, within 60 days of receipt of Renewal Notice, the receiving party responds with written notice of its intent to terminate the agreement (in which latter case the agreement shall terminate at the end of the applicable term or renewal term.)

     o If either party gives Termination Notice to the other, the agreement terminates at the end of the applicable term or renewal term.

     o If neither party gives the other Renewal Notice or Termination Notice, the applicable term or renewal term will be extended for a period ending on the date four years following either party's written notice to the other of its intent to terminate.

As set forth in the Master License Agreement, Kmart collects the sales proceeds for the Company's inventory and remits those sales proceeds on a weekly basis to the Company less any applicable fees outlined in the Master License Agreement. As of December 28, 2002 and December 29, 2001, the Company had outstanding accounts receivable due from Kmart of $31.0 million and $37.9 million respectively, which were subsequently collected in January 2003 and January 2002, respectively.

Under the Company's arrangement with Kmart, Meldisco distributes annually at the end of the first quarter of each fiscal year, a payment to Kmart for a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries for the preceding fiscal year end and an excess rent payment (contingent fee) for the preceding fiscal year end which is contingent upon store-by-store or store level profits above certain levels. As of December 28, 2002 and December 29, 2001, Kmart's undistributed equity percentage share of the retained earnings (minority interests) after the effect of the restatement amounted to $32.9 million and $40.3 million, respectively. As the Company's audited financial statements were not finalized by March 31, 2003, the payment due date, the Company made an estimated payment of $36.2 million for the fiscal 2002 dividend on March 31, 2003 and paid the fiscal 2001 dividend of $44.8 million on April 1, 2002.

In addition to the minority interest dividends, as of December 28, 2002 and December 29, 2001, the Company had a liability for undistributed contingent fees, as restated, of $15.8 million and $21.6 million, respectively. The Company made contingent fee payments of $15.2 million for fiscal 2002 on March 31, 2003 which included an adjustment for the estimated accumulated impact of reduced prior year's earnings due to the restatement. In addition, on April 1, 2002 the Company paid the then estimated pre-restatement fiscal 2001 contingent fee of $26.3 million.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

7.       2002 RESTRUCTURING PLAN AND OTHER CHARGES

During fiscal year 2002, the Company approved several plans pursuant to EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity to which the Company recorded net restructuring, asset impairment and other charges (the "Charge") of $49.0 million principally in connection with its exiting of various license arrangements, the closing of certain Kmart stores and the Company's reorganization of its athletic business. The inventory portion of the Charge, which amounted to $29.4 million, has been reflected in the consolidated statements of operations as a component of cost of sales. The non-inventory amounts, which accumulated to $19.6 million, net, have been reflected as restructuring, asset impairment and other charges (reversals) in the accompanying consolidated statements of operations. In addition to the charge, net reversals of $(2.0) million have been recorded during 2002 related to restructuring and other charges recorded in fiscal 2001 and fiscal 1998. See
Note 8. The following is with respect to the activity by quarter.

First Quarter
During the first quarter of fiscal year 2002, the Company approved a restructuring plan (the "2002 First Quarter Plan") in connection with its athletic reorganization and incurred other charges relating to Kmart's store closing plan (the "2002 First Quarter Charges"). The 2002 First Quarter Charges totaling $20.4 million cover costs related to inventory write-downs and severance costs in connection with Kmart's announcement of its plan to close 283 stores, as well as costs to shut down the Company's Footaction offices in Texas, including building exit costs and severance costs in connection with the Company's plan to combine the marketing, planning, finance and human resources functions of its athletic chains at the Just For Feet offices in Mahwah, New Jersey.

The most significant component of the 2002 First Quarter Charges was the write-down of certain inventory in the Meldisco Segment related to the Kmart store closings, which totaled $13.1 million and has been recorded as a component of cost of sales.

Additionally, in connection with the first quarter consolidation of the Company's athletic businesses, the Company established reserves within the Athletic Segment for costs to exit its Footaction headquarters building in Texas of $2.3 million and severance costs of $2.1 million. The Company increased this reserve for the Footaction headquarters building in the third quarter, as discussed below, due to the downturn in the real estate market in the Texas area. In connection with Kmart's 283 store closings, Meldisco established reserves for various exit costs and severance costs totaling $0.6 million and $1.9 million respectively, and Corporate established reserves for severance costs totaling $0.4 million. Costs are charged against the reserves as incurred, and the reserves are reviewed periodically to determine their adequacy.

SECOND QUARTER
During the second quarter of fiscal year 2002, the Company adopted a restructuring plan in connection with its decision to end two unprofitable licensed footwear relationships operated by its Meldisco Segment (the "2002 Second Quarter Plan"). The Company exited the footwear departments in Variety during the second quarter of fiscal year 2002 and ceased operating the footwear departments in Stein Mart in February 2003 when that contract expired. The Company recorded restructuring and other charges ("2002 Second Quarter Charges") totaling $14.3 million for the write-down of inventory, asset impairment costs, lease exit costs and severance costs.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

The restated 2002 Second Quarter Charges include the write-down of certain inventory, which totaled $7.6 million and was recorded as a component of cost of sales. The 2002 Second Quarter Charges also included approximately $1.2 million relating primarily to costs to exit the Company's Variety operation, which the Company settled through the transfer of inventory to Variety. Additionally, the 2002 Second Quarter Charges included an asset impairment charge of $4.7 million recorded pursuant to the requirements of Statement No. 144, which relate to certain fixed assets, leasehold improvements and intangible assets associated with the exit from Variety and Stein Mart.

In connection with the 2002 Second Quarter Plan, the Company accrued severance and other exit costs totaling $0.8 million within the Meldisco Segment. Costs are charged against the reserves as incurred, and the reserves are reviewed quarterly to determine their adequacy.

THIRD QUARTER
During the third quarter of fiscal year 2002, the Company recorded restructuring, asset impairment and other charges (the "2002 Third Quarter Charges") of $14.0 million, $11.2 million of which related to costs associated with exiting the Ames business as a result of Ames' announcement in August 2002 that it would close its remaining stores.

The most significant components of the 2002 Third Quarter Charges were the write-down of certain inventory in the Meldisco Segment primarily related to the Ames' store closings, which amounted to $8.4 million and were recorded as a component of cost of sales, severance costs, which amounted to $1.2 million, and $0.5 million of J. Baker exit costs. The Athletic Segment restructuring charge included an adjustment of $0.7 million to the lease reserve for the former Footaction headquarters building. Costs are charged against the restructuring reserves as incurred, and the reserves are reviewed quarterly to determine their adequacy. An asset impairment charge of $3.2 million was also recorded in the third quarter of 2002 pursuant to the requirements of Statement No. 144. These charges relate to certain fixed assets associated with the Ames store closings and the J. Baker acquisition.

FOURTH QUARTER
During the fourth quarter of fiscal year 2002, the Company recorded a further charge for prior restructuring, asset impairment and other charges totaling $0.3 million of which ($0.2) million, $0.3 million and $0.2 million related to severance costs, the write-down of inventory and building exit costs that were recorded in fiscal year 2002, respectively.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


The following table displays the 2002 Plans' activity, the significant components of the fiscal year 2002 Charges and the related reserves remaining as of December 28, 2002.

                              (in millions)                    2002
                              -------------- -------------------------------- ------------

                                 Initial         Additional
    2002 Restructuring Plan      Charge       Charge/(reversal)     Usage       Balance
                              -------------- -------------------- ----------- ------------

Non-cash components
    Inventory write-downs            $ 29.4          $--            $ 29.4         $--
    Lease exit costs                    1.2           --               1.2          --
    Asset impairment                    7.9           --               7.9          --
                              -------------- ------------         -------- -----------
        Subtotal                       38.5           --              38.5          --
                              -------------- ------------         -------- -----------

Cash Components
     Severance                          6.7        (0.4)               4.9         1.4
     Store, building and
     lease exit                         3.4          0.8               1.6         2.6
     costs
                              -------------- ------------         -------- -----------
        Subtotal                       10.1          0.4               6.5         4.0
                              -------------- ------------         -------- -----------

        Total                        $ 48.6        $ 0.4            $ 45.0       $ 4.0
                              ============== ============         ======== ===========



8.       2001 RESTRUCTURING PLAN AND OTHER CHARGES

In fiscal year 2001, the Company approved a plan (the "2001 Plan") principally including costs and expenses to reposition the Athletic Segment, as well as asset impairment and other charges. In connection with these charges, the Company recorded restructuring, asset impairment and other charges totaling $107.1 million for the write-down of inventory, the impairment of assets, severance, and costs associated with the early termination of leases. These restructuring, asset impairment and other charges reflect $101.1 million of charges recorded during the third quarter and $7.9 million of charges recorded in the fourth quarter and reversals of $(1.9) million recorded during the fourth quarter. The fourth quarter activity consisted principally of charges related to the Ames announced store closures which were unrelated to the 2001 plan, but classified as exit activity. The fourth quarter activity also included revised severance costs related to the 2001 Plan. The total restructuring, asset impairment and other charges of $107.1 million recorded in 2001 included store exit costs and severance of $30.1 million and inventory write-downs and asset impairment charges of $77.0 million. In addition to these charges, net reversals of $(0.7) million have been recorded during 2001 related to restructuring and other charges recorded in 1998. See Note 9.

The charges related to asset impairments and lease terminations associated with the closing of 60 under-performing stores in the Athletic Segment, asset impairments for additional Athletic Segment stores with estimated future negative cash flows to be closed when their leases expire over the next several years, inventory write-downs due to a more aggressive approach to reducing aged inventory, inventory markdowns related to the stores to be closed, certain costs to exit non-strategic landlord relationships acquired in the J. Baker acquisition, certain costs to close Ames stores in connection with their reorganization plan and a reduction in the carrying value of the former Just For Feet headquarters building in Birmingham, Alabama, an asset held for sale, which was acquired as part of the Just For Feet asset purchase in March 2000.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



The most significant component of these charges included the write-down of certain inventory, which totaled $45.8 million, $40.3 million of which was recorded during the third quarter as part of the 2001 plan and $5.5 million of which was recorded in the fourth quarter relating to the closure of Ames Stores. Approximately $40.0 million of the write-down related to the Athletic Segment, of which $36.6 million was recorded in the third quarter and $3.4 million in the fourth quarter. The athletic inventory write-down included the write-down of specific Just For Feet inventory which had been purchased from vendors' on hand inventories during the initial period subsequent to the acquisition of the chain in fiscal year 2000, a markdown of inventory at the closing stores, and a markdown of various inventory due to a plan to liquidate aged inventory more timely. The remaining $5.8 million portion of the write-downs related to Meldisco, which recorded markdowns for inventory at certain Ames stores and for inventory at licensed departments, which have since been closed. Approximately $3.7 million of these Meldisco amounts were recorded in the third quarter and $2.1 million in the fourth quarter. The inventory component of the charge was recorded as a component of cost of sales and was used in fiscal year 2001 to directly write-down the related inventory.

The Company's initial third quarter of fiscal year 2001 charge recorded a fixed asset and goodwill impairment charge of $31.7 million pursuant to the requirements of Statement No. 121. The charge related to the Athletic Segment's store closings prior to lease expiration, the store closings when leases expire and for certain under-performing stores in the amount of $31.0 million and a ($0.4) million adjustment to the purchase accounting of Just For Feet. The Meldisco Segment charge relating to the termination of certain landlord relationships amounted to $1.1 million. Additionally, during the fourth quarter of fiscal year 2001, the Company recorded a reversal of ($1.2) million related to changes in the value of the former Just For Feet headquarters building, based on a revised sales agreement, and a $0.7 million charge in Meldisco for the impairment of certain assets associated with additional Ames closings. The asset impairment charge was primarily recorded as a reduction of fixed assets, principally representing fixtures and leasehold improvements. The fixed assets written off could not readily be used at other store locations nor was there a ready market outside the Company to determine fair value; the assets are expected to be discarded at the time of closing.

In connection with the store closings, during the third quarter of fiscal year 2001, the Company established a reserve of $28.2 million within the Athletic Segment and $0.9 million within the Meldisco Segment for store exit costs. These store exit costs are principally for future lease payments, offset by sublease activity and lease buyouts based upon historical experience. The Company established a reserve of $1.7 million during the fourth quarter of 2001 for various severance costs in connection with the restructuring plan.

Costs are being charged against these reserves as incurred. On average, the remaining lease term for the stores to be closed at the time the charge was taken was approximately 5 years. Given the extended payment terms of these leases, the reserves will be reviewed periodically to determine their adequacy.

During fiscal year 2002, the Company recorded net reversals of charges of $(1.0) million, which included reversals of $(2.2) million of lease buyout costs, net of $0.3 million of additional severance and $0.9 million of additional asset impairments.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


These net reversals of $(1.0) million included first quarter reversals of $(0.8) million, related to exit costs associated with a landlord relationship assumed in the J. Baker acquisition as the Company did not exit the relationship; third quarter charges of $0.2 million related to the write-down of the former Just For Feet headquarters building to its net realizable value and a fourth quarter reversal of $(0.4) million relating to lease buyout costs at Footaction.

The following table displays the activity and the significant components of the fiscal year 2001 Plan and other charges, and the reserves remaining as of December 28, 2002 (in millions):






                                                2001 (Restated)                             2002
                                 ---------- ------------- ---------- ---------- --------------- --------- ------------

                                             Additional                           Additional
                                 Initial      Charge /                             Charge /
2001 Restructuring Plan           Charge     (Reversal)     Usage      Balance    (Reversal)     Usage       Balance
                                 ---------- ------------- ---------- ---------- --------------- --------- ------------

         Non-cash components
       Inventory write-downs        $ 40.3          $5.5      $45.8       $ --            $ --      $ --       $   --
            Asset impairment          31.7         (0.5)       31.2         --             0.9       0.9           --
                                 ---------- ------------- ---------- ---------- --------------- --------- ------------
                    Subtotal          72.0           5.0       77.0         --             0.9       0.9           --
                                 ---------- ------------- ---------- ---------- --------------- --------- ------------

             Cash components
                   Severance            --           1.7        0.2        1.5             0.3       1.1          0.7
            Store exit costs          29.1         (0.7)        1.1       27.3           (2.2)      18.2          6.9
                                 ---------- ------------- ---------- ---------- --------------- --------- ------------
                    Subtotal          29.1           1.0        1.3       28.8           (1.9)      19.3          7.6
                                 ---------- ------------- ---------- ---------- --------------- --------- ------------

                       Total        $101.1          $6.0      $78.3      $28.8          $(1.0)     $20.2         $7.6
                                 ========== ============= ========== ========== =============== ========= ============



9.       1998 RESTRUCTURING PLAN

During fiscal year 1998, the Company approved a restructuring plan (the "1998 Plan") that included the closing of approximately 30 under-performing Footaction stores, the reconfiguring of Footaction merchandise assortments, the refinement of store layouts and the exiting of Meldisco's Central European business. These charges included lease buyouts, inventory markdowns and asset impairment charges relating to planned store closings and asset impairment charges relating to other stores. In connection with these actions, the Company recorded a charge of $34.4 million in fiscal year 1998.

As of December 30, 2000, the Company had $3.0 million remaining in the 1998 reserve for lease obligations of closed stores.

In fiscal year 2001, the Company recorded additional reserves of $0.9 million and reversed ($1.6) million of the 1998 closed store restructuring charge due to the settlement of various lease obligations. As of December 29, 2001, the Company had $1.8 million remaining in the 1998 reserve for lease obligations of closed stores.

During the third quarter of fiscal year 2002, the Company reversed ($0.9) million relating to the favorable settlement of lease exit costs originally reserved for as part of the 1998 Plan.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



The following table displays the activity and significant components of the 1998 restructuring, asset impairment and other charges and the reserves remaining as of December 28, 2002 and December 29, 2001 (in millions):


                                                              2001                                       2002
                                             ------------ ------- -------------  ---------- --------- --------------
                              December        Additional             December                          December 28,
                              30, 2000         Charge /             29, 2001                           2002 Balance
  1998 Restructuring Plan      Balance        (Reversal)   Usage     Balance     (Reversal)   Usage
                             ------------    ------------ ------- -------------  ---------- --------- --------------

Cash components
    Store exit costs            $3.0            $(0.7)      $0.5      $1.8         $(0.9)      $0.9        $--
                             ------------    ------------ ------- -------------  ---------- --------- --------------

        Total                   $3.0            $(0.7)      $0.5      $1.8         $(0.9)      $0.9        $--
                             ============    ============ ======= =============  ========== ========= ==============



10.      ACQUISITIONS

J. BAKER

In February 2001, the Company completed the acquisition of the footwear assets of J. Baker. The business operated 1,163 licensed footwear departments under 13 agreements with retail chains including Ames, Variety, Stein Mart, Today's Man and Spiegel, Inc. Assets purchased by the Company included inventory, store fixtures, trademarks and license agreements. The cash consideration paid for the assets was $59.0 million. The acquisition was accounted for under the purchase method of accounting for business combinations. The purchase price was allocated to the acquired assets and liabilities assumed, both tangible and intangible, based upon valuations from outside experts and certain management estimates. Management estimated the value of acquired inventory as the net realizable value of the acquired inventory, less a normal profit margin. Accordingly, the financial statements include the results of operations of J. Baker from the acquisition date. The results of operations generated from the assets acquired are reported as part of the Meldisco Segment. Based on the restated purchase price allocations, the excess of the purchase price over the fair market value of the net assets acquired which amounted to $26.0 million ($26.7 million as previously reported) was recorded as goodwill and was being amortized over 15 years. As discussed in Note 15, "Goodwill and Other Intangible Assets," the goodwill has been written off in 2002 in accordance with Statement No. 142. As of April 2003, the Company had exited substantially all of the J. Baker businesses.

JUST FOR FEET

In March 2000, the Company acquired certain assets of Just For Feet, Inc. and its subsidiaries, which had filed for Chapter 11 bankruptcy protection on November 4, 1999. Just For Feet operated large-format superstores that specialized in brand-name athletic and outdoor footwear and apparel. The assets purchased by the Company included three Just For Feet superstores, 76 Just For Feet superstore leases, 23 specialty store leases, the Just For Feet name, the internet business and the corporate headquarters building located in Birmingham, Alabama. The net cash consideration paid for the assets was $64.2 million.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


The acquisition was accounted for under the purchase method of accounting for business combinations. Accordingly, the financial statements include the results of operations of Just For Feet from the acquisition date. The results of operations generated from the assets acquired were reported as part of the Athletic Segment. The purchase price was allocated to the acquired assets and liabilities assumed, both tangible and intangible, based upon valuations from outside experts and certain management estimates. Management estimated the value of acquired inventory as the net realizable value of the acquired inventory, less a normal profit margin. The acquired assets and liabilities assumed were predominantly inventories, fixed assets and lease obligations. Based upon the restated purchase price allocations, the excess of the fair market value of the net assets acquired over the purchase price amounting to $38.1 million ($32.4 million as previously reported) was deducted from the fair values of the noncurrent, nonmonetary assets acquired.

As noted in Note 1, "Restatement of Consolidated Financial Statements", the Company determined that the initial purchase price allocation contained errors in the valuation of the inventory acquired and subsequent utilization of the related reserves and in the establishment of liabilities in connection with a customer loyalty program. These errors resulted in a $5.7 million decrease in the fair value of the acquired assets and resulted in an adjustment to the excess of the fair value of the net assets over the purchase price.

11.      ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:


(in millions)                                                        2001
                                                       2002       (Restated)
----------------------------------------------------------------------------
Due from Kmart                                        $31.0           $37.9
Due from Ames                                            --            18.1
Other - primarily trade                                23.0            15.4
----------------------------------------------------------------------------
                                                       54.0            71.4
Less: Allowance for doubtful accounts                   2.9             2.8
----------------------------------------------------------------------------

      Total                                           $51.1           $68.6
----------------------------------------------------------------------------

During the third quarter of fiscal year 2001, Ames, whose footwear department license was acquired by the Company in the J. Baker acquisition (see Note 10), filed a voluntary petition for reorganization under Chapter 11. On August 14, 2002, Ames announced that, as a result of continued weak sales, it would cease operations and close all of its 327 store locations. The Company's subsidiaries continued to operate licensed footwear departments within Ames stores until all the stores were closed in October 2002. As a result of Ames' decision to cease operations and close all its stores, the Company recorded a charge in the 2002 second quarter of $9.2 million as a write off to bad debt expense in connection with its receivables from Ames. The Company is currently pursuing its claim with respect to the $9.2 million receivable through litigation.

In fiscal 1998, the Company sold its right, title and interest in the trademark Land Rover for a minimum payment of $5.0 million payable in 2004. Subsequent to the sale, the acquiror filed for

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements




bankruptcy and the principal ownership of the company changed. Due to the uncertainty regarding the recoverability of such minimum payment, the Company initially accounted for the sale on a cash basis and had not established a receivable or recorded income for the sale as of December 28, 2002.

In July of 2003, the Company began negotiating with the new owners of the Land Rover trademark and revised the initial agreement to include certain additional future rights to the use of the name in exchange for an additional $0.4 million and the acceleration of the required $5.0 million payment. The amended sale price of $5.4 million would be paid in two installments of $2.7 million, the first payable in August 2003, and the second in January 2004. Based upon these revisions and due to the Company's collection of the first installment of $2.7 million, the Company recorded the $5.4 million as Gain on Sale of Royalties in fiscal 2003 and established a receivable for the final installment of $2.7 million. The second installment due in January 2004 has been collected.

Other receivables include loans to certain employees of approximately $1.8 million and $0.7 million as of December 28, 2002 and December 29, 2001, respectively.

12.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

                                                                   2001
                           (in millions)           2002          (Restated)
                          --------------------------------------------------

Deferred income taxes                              $3.4             $17.2
Income tax refund receivable                       15.8              13.4
Other prepaid taxes                                10.1              13.5
Other                                               7.1              11.0
--------------------------------------------------------------------------

    Total                                         $36.4             $55.1
--------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

See Note 23, "Income Taxes," for information on the deferred income taxes.

13.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



                                             Useful lives               2001
             (in millions)                     (in yrs.)     2002     (Restated)
            --------------------------------------------------------------------

Land
                                                            $ 14.8      $ 14.8
Buildings and improvements                        10-40       50.3        54.8
Equipment and furniture                            5-10      249.0       258.4
Capital leases                                     5-10        7.0         8.4
Leasehold improvements                    10 or life of       90.1        46.5
                                                  lease
Construction in progress                                      41.7        25.9
-------------------------------------------------------------------------------
                                                             452.9       408.8
Less: Accumulated depreciation and
    amortization                                             186.2       152.6
-------------------------------------------------------------------------------

             Total                                          $266.7      $256.2
-------------------------------------------------------------------------------

Depreciation expense amounted to $52.6 million, $42.9 million and $37.5 million in fiscal years 2002, 2001 and 2000, respectively.

Property and equipment has been reduced by $5.5 million, $1.2 million and $2.8 million of asset impairments and such reduction has been included in depreciation expense for fiscal years 2002, 2001 and 2000, respectively, which are in addition to asset impairment charges recorded within restructuring, asset impairment and other charges (reversals), net in the accompanying consolidated statements of operations (See Notes 7, 8 and 9).

14.      INVESTMENT

As a consequence of several events in February 2001, including the withdrawal of support from a major media partner and multiple potential investors, the Company determined that its investment of $3.0 million in HoopsTV.com was unrecoverable. Although these events occurred after the balance sheet date of December 30, 2000, the Company concluded these events provided additional evidence with respect to conditions that existed as of the balance sheet date. Accordingly, the Company recorded the impairment charge in its fiscal year 2000 financial results.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


15.      GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued Statement No. 142. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144.

The Company adopted the provisions of Statement No. 142 effective the first day of fiscal year 2002. The Company ceased the amortization of all unamortized goodwill and ceased the amortization of a $10.5 million trademark, which was determined to have an indefinite useful life. Amortization expense related to goodwill was $2.3 million and $0.7 million for the years ended December 29, 2001 and December 30, 2000, respectively. Amortization expense related to the intangible asset with an indefinite useful life was $0.5 million and $0.1 million for the years ended December 29, 2001 and December 30, 2000, respectively.

Statement No. 142 requires the annual testing for the impairment of goodwill at a reporting unit level. The Standard also required a goodwill impairment test as of the adoption date. The Company identified its reporting units under Statement No. 142 to be the Meldisco and Athletic Segments. The Company maintained goodwill at the Athletic Segment relating to the assets of Footaction in the amount of $18.0 million and at the Meldisco Segment relating to the assets acquired from J. Baker in the amount of $24.3 million. The fair value of these reporting units was estimated using the present value of expected future cash flows on market values of related businesses, where appropriate. The Company completed its impairment test during the second quarter of fiscal year 2002 and determined that the $24.3 million of unamortized goodwill of the Meldisco Segment relating to the assets acquired from J. Baker was impaired in accordance with Statement No. 142. This impairment was the result of sequential periods of decreased operating profit and the exit of most of the leases acquired. Accordingly, the Company recognized a charge for the cumulative change of adopting the accounting standard as shown in the accompanying consolidated statements of operations.

The Company has established the first day of its fourth fiscal quarter as the Company's annual impairment test date and will test its Athletic Segment goodwill on that date each year unless circumstances arise prior to that date indicating that impairment may exist. No further impairment was deemed necessary as a result of the impairment test.

In connection with the adoption of Statement No. 142, the Company reassessed the useful lives of its amortizable intangible assets; there were no changes from previous years. Additionally, a trademark was determined to have an indefinite useful life due to its expected ability to generate cash flows indefinitely. During the first quarter of fiscal year 2002, the Company reevaluated the fair value of the trademark and determined that there was no impairment of the intangible asset.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


The following table shows information regarding intangible assets that are deemed to have a finite life and are, therefore, currently amortized in accordance with Statement No. 142 and intangibles with indefinite life, which are no longer being amortized.

 (in millions)                                              As of December 28, 2002       As of December 29, 2001
------------------------------ ------------------------ -----------------------------   ---------------------------
                                  Weighted-Average          Gross                         Gross
                                 Amortization Period       Carrying     Accumulated      Carrying     Accumulated
                                                            Amount      Amortization      Amount      Amortization
         Amortizable assets

Trade names and trademarks          9 years                $ 13.0         $ 6.1           $13.0          $2.0
            Customer Database       5 years                   2.7           1.6             2.7           1.0

         Unamortizable asset

         Trademark                                           10.5           0.6            10.5           0.6
                                                        --------------- ------------- --------------- -------------
                        Total                              $ 26.2          $8.3           $26.2          $3.6
------------------------------ ------------------------ --------------- ------------- --------------- -------------


                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



The following schedule shows the reconciliation between net (loss) income and adjusted net (loss) income which excludes the amortization of goodwill and amortization of trademark with an indefinite life net of tax as well as the related impact on basic and diluted (loss) earnings per share for the fiscal year ended:

                                                     December 29,   December 30,
(in millions, except per share                           2001           2000
amounts)                           December 29, 2002   (Restated)     (Restated)
--------------------------------------------------------------------------------

Net (loss) income                       $ (103.5)        $ (30.6)        $44.4
Add back: Goodwill amortization               - -             1.8          0.7
Add back: Trade name amortization             - -             0.3          0.1
                                        ----------       ---------      -------
Adjusted net (loss) income              $ (103.5)        $ (28.5)        $45.2
                                        =========        ========        =====

Basic (loss) earnings per share:
Net (loss) income                        $ (5.06)        $ (1.51)        $2.23
Goodwill amortization                         - -            0.09         0.03
Trade name amortization                       - -            0.01          - -
                                        ---------        --------      -------
Adjusted net (loss) income                $(5.06)        $ (1.41)       $ 2.26
                                          =======        ========       ======

Diluted (loss) earnings per share:
Net (loss) income                         $(5.06)        $ (1.51)        $2.18
Goodwill amortization                         - -            0.09         0.03
Trade name amortization                       - -            0.01          - -
                                        ---------        --------      -------
Adjusted net (loss) income                $(5.06)        $ (1.41)       $ 2.21
                                         =======        ========       ======


The following table lists amortization expense relating to amortizable intangible assets for the fiscal year ended December 28, 2002 and currently projected amortization expense for the next five fiscal years (in millions):


     Fiscal year 2002                                 $  4.7
     Fiscal year 2003                                    2.4
     Fiscal year 2004                                    0.9
     Fiscal year 2005                                    0.3
     Fiscal year 2006                                    0.3
     Fiscal year 2007                                    0.3

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


16.      ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                                    2001
                  (in millions)                   2002          (Restated)
                  --------------------------------------------------------

Rent                                             $ 33.8             $ 40.2
Taxes other than federal income taxes              28.6               19.6
Salaries and compensated absences                  21.9               12.5
2002 restructuring reserve                          4.0                --
2001 restructuring reserve                          7.6               28.8
1998  restructuring reserve                          --                1.8
Other                                              48.7               35.0
                                                 ------             ------
Total                                            $144.6             $137.9
                                                 ======             ======

17.      THE DIP AND EXIT CREDIT FACILITY

Effective March 4, 2004, the Company entered into a Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Fleet National Bank and GECC. The DIP Credit Agreement provided a secured credit facility consisting of revolving commitments of up to $240.0 million (including a sublimit of $75.0 million for letters of credit) and a term loan of $60.0 million. The DIP Credit Agreement had a term of two years.

The DIP Credit Agreement was amended on May 11, 2004 to, among other things, reduce the amount of DIP financing available to $130.0 million.

By Court order dated July 22, 2004, the Company further amended the DIP Credit Agreement to also provide for financing upon emergence from Chapter 11 (as so amended, the "DIP and Exit Facility"). Under the DIP and Exit Facility, the Company will have access to up to $100.0 million of secured DIP financing, including a sub-limit for letters of credit, subject to a borrowing base formula based upon inventory and accounts receivable. Upon emergence from Chapter 11, the Company may, at its option, convert the DIP and Exit Facility to post emergence financing (the "Exit Facility"), which will provide for up to $160.0 million in revolving commitments, including a sub-limit for letters of credit. Borrowings under the DIP and Exit Facility will bear interest at Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at the Company's option, with the applicable margin based on excess availability levels.

The DIP and Exit Facility has a term not to exceed five years from the Petition Date, including the period during which the Company operates as a debtor-in-possession. The Exit Facility term will be three years, as long as the DIP lending period does not exceed two years.

The DIP and Exit Facility is secured by substantially all of the assets of the Company and its subsidiaries and contains various affirmative and negative covenants, representations, warranties, and

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

events of default to which the Company is subject, all as specified in the DIP and Exit Facility, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases, and capital expenditures. The DIP and Exit Facility contains a minimum excess availability covenant as well as a maximum capital expenditure covenant. After the Company's emergence from Chapter 11, if minimum excess availability falls below 20% of the borrowing base, the Company will be subject to a fixed charge coverage covenant. The DIP and Exit Facility also includes representations and warranties that, on an ongoing basis, there are no material adverse events affecting the Company's business, operations, property, assets, or condition, and that the Master License Agreement underlying the agreements that the Company maintains with Kmart is in full force and effect and not in default. A failure by the Company to satisfy any of the covenants, representations or warranties under the DIP and Exit Facility would result in default or other adverse impact under the DIP and Exit Facility. The lenders have extended the time for the delivery of the fiscal 2002 and 2003 consolidated financial statements and certain compliance certifications until the earlier to occur of January 31, 2005 or the date the Company emerges from Chapter 11.

18.      THE PRE-PETITION CREDIT FACILITY

Effective October 18, 2002, the Company entered into a new three-year $325 million senior secured credit facility (the "Credit Facility") with a syndicate of lenders led by Fleet National Bank ("Fleet"), which replaced its $325 million senior revolving credit facility. As of December 28, 2002, there was $146.8 million outstanding under the Credit Facility, excluding outstanding letters of credit amounting to $7.2 million. Such amount has been reflected in notes payable in the accompanying consolidated balance sheets. The Credit Facility also included revisions to the cash management arrangement whereby funds received are deposited directly into an account at Fleet and, at the Company's discretion, automatically applied as a reduction of amounts outstanding under the revolving loan component of the Credit Facility. As of December 28, 2002, the Credit Facility consisted of a $255 million revolving credit facility including a sub-limit for letters of credit and a $70 million, 14.25%, term loan, which term loan is subordinate to the revolving loan portion of the Credit Facility.

As of September 24, 2003, the Company and the syndicate of lenders entered into an amendment to the Credit Facility which, among other things, increased the amount of the term loan to $90 million (with the aggregate Credit Facility thereby increased to $345 million). The Credit Facility was secured by substantially all the assets of the Company and its subsidiaries and was subject to advance rates applied to inventory, accounts receivable, and certain inventory not yet received by the Company but supported by trade letters of credit, which determines the amount available for borrowing by the Company.

The Credit Facility had a weighted average interest rate of 9.0% on outstanding borrowings as of December 28, 2002. The weighted average interest rate on outstanding borrowings was 4.6%, 5.5% and 7.7%, in fiscal years 2002, 2001 and 2000, respectively. Interest on the revolving portion of the Credit Facility was determined based upon several alternative rates and may automatically increase or decrease based upon the Company's average excess availability. Interest on the term loan was fixed at 15.0% through September 24, 2004 and was thereafter subject to fluctuating rates. A facility fee was paid based on the aggregate commitments. Up-front fees paid were amortized over the life of the Credit Facility.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

The Credit Facility contained various obligations, affirmative and negative covenants, representations, warranties, and events of default to which the Company is subject, all as specified in the Credit Facility, including, among other things, certain financial covenants as well as limits and restrictions on additional indebtedness, other liens, dividends, stock repurchases, and capital expenditures. Initially, the Credit Facility included a leverage (debt-to-EBITDA) financial ratio covenant and an interest coverage (EBITDAR-to-interest plus rent expense) financial ratio covenant, a minimum excess availability covenant, and a maximum annual capital expenditure limit. Initially, the Company's performance against the interest coverage ratio affected the cost of the revolving loan portion of the Credit Facility and as of September 24, 2003, such provision was amended so that the Company's average excess availability affected the cost of the revolving loan portion of the Credit Facility. On March 21, 2003, the Company and the syndicate of lenders amended the financial covenants in the Credit Facility by replacing the leverage and interest coverage covenants with a minimum consolidated EBITDA covenant and by revising the minimum excess availability covenant, and the maximum annual capital expenditure limit. The Credit Facility also included representations and warranties that, on an ongoing basis, there are no material adverse events affecting the Company's business, operations, property, assets, or condition, and that the Master Agreement underlying the agreements that the Company maintains with Kmart is in full force and effect and not in default. A failure by the Company to satisfy any of the covenants, representations or warranties under the Credit Facility would result in default or other adverse impact under the Credit Facility.

As the Company was unable to confirm compliance during fiscal 2001 and 2002 on a restated basis with the covenants described above, borrowings under the Credit Facility are classified as short-term debt as of December 29, 2001 and December 28, 2002.

The lenders extended the time for the delivery of annual and quarterly financial statements and certain compliance certifications until February 27, 2004 and waived inaccuracies in or breaches of certain provisions of the Credit Facility solely arising from the restatement of the Company's financial statements until February 27, 2004. The Company did not comply with the provisions of this waiver. On March 4, 2004, the Company entered into the DIP Credit Agreement (See
Note 17, "The DIP and Exit Credit Facility").

19.      INTEREST RATE SWAP AGREEMENTS

The Company incurs variable rate debt through its Credit Facility. This debt exposes the Company to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of its interest expense, effective January 8, 2002, the Company entered into four interest rate swap agreements with a total notional amount of $60 million and a fixed rate of 3.6%. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The four interest rate swap agreements expired on January 8, 2004. For the year ended December 28, 2002, interest rate cash flow hedges were highly effective. As of December 28, 2002, the fair value of each interest rate swap is reflected in accrued expenses in the accompanying consolidated balance sheets and totaled $1.5 million. For the year ended December 28, 2002, the

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


Company recorded $1.0 million interest expense relating to the interest rate swap agreements. There were no net gains or losses from cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation. Since the interest rate swaps qualified as cash flow hedges and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive loss. The Company does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, the Company does not hold derivative financial investments for trading or speculative purposes. As of December 28, 2002, the full amount accumulated in other comprehensive loss is expected to be reclassified to earnings during the next 12 months. No cash flow hedges were discontinued during fiscal year 2002 or 2001.

20.      OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following:


                                                               2001
(in millions)                                 2002          (Restated)
-----------------------------------------------------------------------

Employee benefit costs                       $40.2               $41.9
Kmart reserve                                 10.3                10.3
Other                                         22.3                29.3
-----------------------------------------------------------------------
       Total                                 $72.8               $81.5
-----------------------------------------------------------------------

In connection with the Company's purchase of the Meldisco headquarters building in Mahwah, New Jersey, during September 2000, the Company assumed a 10-year term mortgage, of which $7.9 million and $8.6 million were outstanding as of December 28, 2002 and December 29, 2001, respectively. Under the terms of the mortgage agreement, the Company is required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be repaid. The mortgage bears a fixed annual rate of interest of 8.08%. The long-term portion of the mortgage is included in other long-term liabilities.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


21.      LEASES

The Company and its subsidiaries lease retail stores, a warehouse and office facilities through operating leases over periods ranging from 5 to 15 years. The Company also leases automobiles, computer hardware and various equipment for shorter periods.

Net rental expense for all operating leases for each of the fiscal years in the three-year period ended December 28, 2002 was as follows:

(in millions)                                         2001             2000
                                    2002         (Restated)        (Restated)
------------------------------------------------------------------------------

Minimum rentals                   $103.7            $ 108.3          $   92.7
Contingent rentals                 145.3              168.0             148.4
------------------------------------------------------------------------------

   Total                          $249.0            $ 276.3           $ 241.1
------------------------------------------------------------------------------


Contingent rent expense consists primarily of license fees under the Master License Agreement, which are principally based on sales levels. Accordingly, the future minimum rental payments disclosed below exclude future license fees to Kmart.

The Company is obligated under capital leases covering certain equipment and furniture. Amortization of assets held under capital leases is included with depreciation expense.

As of December 28, 2002, the future minimum rental payments under both operating and capital leases, excluding lease obligations for closed stores and lease obligations for stores to be closed when a decision and related charge to close the stores has been made, were as follows:

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



(in millions)    Year                      Capital Leases(1)    Operating Leases
--------------------------------------------------------------------------------
                 2003                             $3.6               $ 98.3
                 2004                              --                  94.1
                 2005                              --                  87.4
                 2006                              --                  83.8
                 2007                              --                  71.5
              Thereafter                           --                 276.6
--------------------------------------------------------------------------------

Total minimum lease payments                     $ 3.6               $ 711.7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Less amount representing interest (at
rates ranging from 6.5% to 7.9%)                 $ 0.7
                                                 -----
--------------------------------------------------------------------------------
Present value of net minimum
capital lease payments                           $ 2.9
--------------------------------------------------------------------------------
Less current installments of
obligations under capital leases                 $ 2.9
                                                 -----
--------------------------------------------------------------------------------
Obligations under capital leases,
 excluding current installments                  $ --
                                                 ====
--------------------------------------------------------------------------------

(1) As of December 28, 2002, the Company was not in compliance with certain financial covenants under its agreement with General Electric Capital Corporation and as such has classified the future lease payments including any applicable penalties as payable in 2003. Accordingly, as such capital lease may be terminated early, the Company has accrued an estimated liability of $1.5 million for such contingency and has classified the outstanding capital lease obligation as of December 28, 2002 as a current liability in the accompanying consolidated balance sheets.


22.      SUB-LEASES

The Company continues to lease seven properties which were formerly Thom McAn store locations. These leases expire at various times from 2004 through 2008. The Company subleases all of these locations. In the event that all of the sublessors were to stop making payments to the Company, the Company would be obligated to pay approximately $1.2 million over the next six years to settle the remaining lease obligations. As of December 28, 2002, the Company has a liability on its books for approximately $0.4 million representing the amount of the Company's lease obligation reduced by expected sublease receipts.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



23.      INCOME TAXES

The provision (benefit) for income taxes was comprised of the following:


                                                  2001                 2000
(in millions)
                                2002           (Restated)            (Restated)
--------------------------------------------------------------------------------
Federal                        $56.5              $(14.4)                 $27.3
State                           10.8                  6.6                  10.7
--------------------------------------------------------------------------------
  Total                        $67.3              $ (7.8)                 $38.0
--------------------------------------------------------------------------------

Included within the consolidated provision (benefit) for income taxes are net deferred tax provision (benefit) of $50.6 million, $(30.2) million and $(2.4) million for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the U.S. federal income tax of 35% to income
(loss) before income taxes as follows:


                                                             2001        2000
(in millions)                                     2002    (Restated)  (Restated)
--------------------------------------------------------------------------------
Computed "expected" income tax expense
                                                 $ 8.8         $ 2.2      $ 47.1
Increases (decreases) in income
  taxes resulting from:
  State income taxes, net of
  federal tax benefit                              8.0           5.5         8.4
  51% owned subsidiaries excluded from the
  Parent's consolidated federal income tax
  return                                        (13.2)        (16.2)      (18.9)
  Goodwill                                          --           1.3         0.3
  Non-Deductible items                             0.4           0.2         0.2
  Other                                          (0.1)         (0.8)         0.9
Valuation allowance                               63.4            --          --
--------------------------------------------------------------------------------
Net income tax expense (benefit)                $ 67.3       $ (7.8)      $ 38.0
--------------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences among the carrying amounts of assets and (liabilities) for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and (liabilities) for the 2002 and 2001 fiscal years were as follows:

                                                                       2001
                                                      2002         (Restated)
------------------------------------------------------------------------------
Deferred tax assets:
    Restructuring reserves                            $7.0              $12.3
    Inventories                                        7.9               20.8
    Postretirement benefits                           11.6               12.0
    Employee benefits                                 15.0                9.7
    NOL Carry forward                                 30.3                4.2
    Intangible assets                                  9.0                1.8
    Other                                              4.4                1.8
------------------------------------------------------------------------------
Total gross deferred tax assets                       85.2               62.6
------------------------------------------------------------------------------
Less valuation allowance
                                                     (70.2)               --
------------------------------------------------------------------------------
Total deferred tax assets                             15.0               62.6
------------------------------------------------------------------------------
Deferred tax (liabilities):
    Property and equipment                           (8.1)              (4.2)
    Other                                            (3.5)              (3.6)
------------------------------------------------------------------------------
Total gross deferred tax (liabilities)              (11.6)              (7.8)
------------------------------------------------------------------------------
Net deferred tax assets                               $3.4              $54.8
------------------------------------------------------------------------------


As of December 28, 2002, the Company has Net Operating Loss carry forwards for federal income tax purposes of approximately $78.7 million which, if not utilized, will expire for federal purposes in 2022 and will begin expiring in 2007 for state income tax purposes. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.

In assessing the realizability of deferred taxes, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of its future taxable earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result of the Company's historical cumulative losses, estimated results for fiscal 2003 and projected results for fiscal 2004, for accounting purposes the Company cannot rely on anticipated long term future profits to utilize certain of its deferred tax assets. As a result, the Company could not conclude that it is more likely than not that all of the deferred tax assets will be realized and has recorded a non-cash valuation allowance of $70.2 million against a portion of its deferred tax assets for fiscal year 2002 in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



Included in deferred charges and other non-current assets are non-current deferred tax assets of $0.0 million and $37.6 million as of December 28, 2002 and December 29, 2001, respectively. See Note 12 for the current portion of deferred tax assets.

Earnings of the Company's 51%-owned subsidiaries are distributed and, accordingly, the Company provides for federal and state income taxes on their undistributed taxable earnings.

24.      STOCK INCENTIVE PLANS

As of October 12, 1996, the Company adopted the shareholder-approved 1996 Incentive Compensation Plan (the "1996 Plan") and the shareholder-approved 1996 Non-Employee Director Stock Plan (the "Director Plan"). As of March 16, 2000, the Company adopted the non-shareholder-approved 2000 Equity Incentive Plan (the "2000 Plan"), which is to be used exclusively for non-executive officers of the Company. Under the 1996 Plan, a maximum of 3,100,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. Under the 2000 Plan, a maximum of 2,000,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. No executive officers of the Company are eligible for awards under the 2000 Plan. A total of 200,000 shares of Company common stock were reserved for issuance under the Director Plan.

Under both the 1996 Plan and the 2000 Plan, employee stock options may not be awarded with an exercise price less than fair market value on the date of grant. Generally, options are exercisable in installments of 20 percent beginning one year from date of grant and expire ten years after the grant date, provided the optionee continues to be employed by the Company.

The Company may grant deferred restricted stock units under both the 1996 Plan and the 2000 Plan. Deferred restricted stock units were granted to certain officers and key employees. Restricted stock units vest generally five years from date of grant, provided the executive continues to be employed by the Company.

In connection with the grant of these deferred restricted stock units, the Company recorded a net increase of $0.3 million to unearned compensation in fiscal 2002 and an increase to unearned compensation of $0.6 million in 2001. The Company amortized $0.5 million, $0.9 million and $0.7 million in fiscal years 2002, 2001 and 2000, respectively, which is recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations

The Company may also grant performance-based stock awards under both the 1996 Plan and the 2000 Plan. Performance-based stock awards include the granting of deferred stock units, representing rights to receive cash and/or common stock of the Company, at the Company's discretion, based upon certain performance criteria generally over a 3-year performance period. These performance-based stock awards vest over a period of time ranging from a minimum of three years to a maximum of the employee's attainment of retirement age. Compensation expense related to grants under these provisions is based on the current market price of the Company's common stock at the date of grant and the extent to which performance criteria are being met. The 1996 Plan and 2000 Plan also offer

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

incentive opportunities based upon performance results against pre-established earnings targets and other selected measures for each fiscal year. The Company also makes cash award payments which employees may elect to defer up to 75% of such payment in deferred shares and receive a matching Company grant. The elective deferrals and matched amounts are deferred for a five year vesting period. The amount deferred will be paid in shares.

In connection with the grant of these performance-based stock awards, the Company recorded a net decrease of $3.4 million to unearned compensation in fiscal 2002 due to a significant earnings shortfall in 2002 and an increase to unearned compensation of $2.1 million in 2001. The Company also amortized $0.2 million as a reduction of expense, $1.8 million into expense and $1.3 million into expense in fiscal years 2002, 2001 and 2000, respectively, which is recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company paid $0.6 million, $0.5 million and $0.5 million in cash relating to the plans in fiscal years 2002, 2001 and 2000, respectively.

The following table provides information relating to the potential dilutive effect and shares available for grant under each of the Company's stock compensation plans.

-------------------------- ------------------ ----------------- ------------------- ----------------------- ----------------------
                               Number of
                             Shares to be         Weighted       Number of Shares                             Number of Shares
                              Issued upon         Average            Issued,           Number of Shares      Remaining Available
                              Exercise of      Exercise Price   Inception to Date    Remaining Available    for Future Issuance,
                              Outstanding      of Outstanding    as of 12/28/2002    for Future Issuance,     as of 12/29/2001
      Plan Category         Options/Awards        Options                              as of 12/28/2002
-------------------------- ------------------ ----------------- ------------------- ----------------------- ----------------------
1996 Incentive
   Compensation Plan               2,103,919               $29             806,505                 189,576                386,078
-------------------------- ------------------ ----------------- ------------------- ----------------------- ----------------------
2000 Equity
   Incentive Plan                    954,199                32              27,707               1,018,094              1,197,083
-------------------------- ------------------ ----------------- ------------------- ----------------------- ----------------------
1996 Non-Employee
   Director Stock Plan               106,004                31              22,606                  71,390                 95,035
-------------------------- ------------------ ----------------- ------------------- ----------------------- ----------------------
Total                              3,164,122               $30             856,818               1,279,060              1,678,196
-------------------------- ------------------ ----------------- ------------------- ----------------------- ----------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements





The tables below provide information relating to employee stock options, deferred restricted stock units and performance-based stock awards:


                                             Employee Stock Options
                                        2002                         2001                       2000
                             -------------- ------------- -------------- ------------ -------------- -------------
                               Employee       Average       Employee       Average      Employee       Average
                                 Stock         Option         Stock        Option         Stock         Option
                                Options        Price         Options        Price        Options        Price
---------------------------- -------------- ------------- -------------- ------------ -------------- -------------
Outstanding,
   beginning of year           2,286,050        $31         1,808,546        $25        1,630,241        $26
Granted                          559,200         26           635,275         45          771,650         23
Cancelled                       (179,061)        33           (80,401)        29         (182,261)        25
Shares issued                    (35,810)        22           (77,370)        24         (411,084)        23
---------------------------- -------------- ------------- -------------- ------------ -------------- -------------
Outstanding,
   end of year                 2,630,379        $30         2,286,050        $31        1,808,546        $25
---------------------------- -------------- ------------- -------------- ------------ -------------- -------------
Exercisable, end of year       1,114,457                      739,979                     389,846

                                 Deferred Restricted Stock Units and Shares and
                                         Performance-Based Stock Awards
                                         2002                           2001                       2000
                             -------------- --------------- -------------- -------------- --------------- ------------
                               Deferred                       Deferred                       Deferred
                              Shares and       Average       Shares and       Average       Shares and      Average
                                 Units          Price           Units          Price          Units          Price
---------------------------- -------------- --------------- -------------- -------------- --------------- ------------
Outstanding,
   beginning of year            518,397          $29           578,483          $25           449,924         $25
Granted                          49,352           26           102,018           45           208,689          24
Cancelled                       (54,000)          27           (38,449)          25           (40,686)         23
Shares issued                   (86,010)          27          (123,655)          26           (39,444)         26
---------------------------- -------------- --------------- -------------- -------------- --------------- ------------
Outstanding, end of year        427,739          $30           518,397          $29           578,483         $25
---------------------------- -------------- --------------- -------------- -------------- --------------- ------------



Summarized information about stock options outstanding as of December 28, 2002 is as follows:

                                                 Options Outstanding                          Options Exercisable
                                ------------------- ------------------- -------------- ------------------- --------------
                                                         Weighted
                                                         Average          Weighted                           Weighted
                                                        Remaining          Average                            Average
                                Number Outstanding     Contractual        Exercise           Number          Exercise
Exercise Price Range                                   Term (Years)         Price         Exercisable          Price
------------------------------- ------------------- ------------------- -------------- ------------------- --------------
            $7 - 9                             400         9.8                $7                        0              -
           $10 - 19                          9,100         9.6               $13                        0              -
           $20 - 29                      1,628,834         6.8               $24                  663,785            $23
           $30 - 39                        490,485         5.6               $33                  341,032            $32
           $40 - 47                        501,560         7.9               $46                  109,640            $46
------------------------------- ------------------- ------------------- -------------- ------------------- --------------
Total                                    2,630,379         6.8               $30                1,114,457            $28

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

DIRECTOR STOCK PLAN

The Director Plan is intended to assist the Company in attracting and retaining highly qualified persons to serve as non-employee directors. Any person who becomes an eligible director receives an initial option to purchase 2,000 shares of common stock. All options are awarded with an exercise price equal to the fair market value of the common stock on the date of grant. Generally, options are exercisable in installments of 20% beginning one year from date of grant and expire ten years after the grant date, provided the non-employee director is still a member of the board.

The Director Plan also provides for automatic grants of 2,000 stock units ("Stock Units") to each non-employee director on the date of the annual meeting of the Company's shareholders. Each Stock Unit represents the right to receive one share of Company common stock at the end of a specified period and vests six months and a day after the grant date. Fifty percent of such Stock Units are payable upon vesting, provided the non-employee director has not ceased to serve as a director for any reason other than death, disability or retirement. The remaining fifty percent of such Stock Units are payable upon the latter of ceasing to be a director or attaining age 65, provided that settlement of such Stock Units shall be accelerated in the event of death, disability or a change in control. Commencing in 2003, each non-employee director will receive 4,000 stock units.

The following tables provide information relating to the status of, and changes in, options and Stock Units granted under the Director Plan:

                                          Director Plan Stock Options
         ------------------------- -------------------------------------------
                                    ---------------------- ---------------------
                                            2002                   2001                  2000
                                    ---------------------- --------------------- ----------------------
                                                Average                Average                Average
                                      Stock    Option        Stock    Option       Stock     Option
                                     Options     Price      Options     Price     Options      Price
----------------------------------- ---------- ----------- ---------- ---------- ----------- ----------

Outstanding, at beginning of year    16,000       $26       16,000       $26       14,000       $24
Granted                                 -          -           -          -         2,000        37
Shares Issued                           -          -           -          -          -           -
                                    ---------- ----------- ---------- ---------- ----------- ----------
Outstanding, at end of year          16,000       $26       16,000       $26       16,000       $26
                                    ---------- ----------- ---------- ---------- ----------- ----------
Options exercisable, at end of       14,400                 13,600                 10,400
year


                                          Director Plan Stock Units
                                           2002                  2001                   2000
                                   --------------------- --------------------- -----------------------
                                             Average                Average                 Average
                                    Stock    Unit Price    Stock    Unit          Stock     Unit
                                    Units                  Units      Price       Units       Price
---------------------------------- --------- ----------- ---------- ---------- ------------ ----------

Outstanding, at beginning of year   56,000      $33       45,000       $33       34,000        $31
Granted                             14,000       27       14,000       36        14,000        38
Shares Issued                      (4,000)       27       (3,000)      36        (3,000)       38
---------------------------------- --------- ----------- ---------- ---------- ------------ ----------
Outstanding, at end of year         66,000      $32       56,000       $33       45,000        $33
---------------------------------- --------- ----------- ---------- ---------- ------------ ----------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements






ASSOCIATE STOCK PURCHASE PLAN

During 1997, the Company adopted an Associate Stock Purchase Plan ("ASPP") to provide substantially all employees who have completed service requirements an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation to a maximum of $25,000 (in fair market value of common stock purchased) annually. Quarterly, participant account balances are used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan, with 1,130,044 available as of December 28, 2002. There were 168,187, 68,216 and 75,683 shares purchased under this plan in fiscal year 2002, 2001, and 2000, respectively.

On December 29, 2003, the NYSE suspended trading in the Company's common stock and applied to the Securities and Exchange Commission to delist the Company's common stock. As a result of the NYSE action, the Company has suspended purchases of its common stock through the ASPP effective December 29, 2003.

25.      TREASURY STOCK

From May 1997 through the end of fiscal year 2002, the Company's Board of Directors authorized five stock repurchase programs of approximately 3,050,000, 3,000,000, 2,450,000, 2,210,000 and 2,000,000 shares. As of December 28, 2002, an aggregate of 11,218,200 shares for an aggregate purchase amount of $325.3 million, or approximately 37% of the total common stock outstanding prior to the repurchase programs, have been repurchased in the open market during this period. The treasury shares may be used under the Company's equity incentive plans and for other corporate purposes.

During fiscal years 2002 and 2001, the Company issued no shares and 70,537 shares, respectively, out of treasury for its stock incentive plans at an average price of $28.99.

26.      401(k) PROFIT SHARING PLAN

The Company has a tax qualified 401(k) Profit Sharing Plan available to full-time employees who meet the plan's eligibility requirements. This plan, which is also a defined contribution plan, contains a profit sharing component, with tax-deferred contributions to each employee based on certain performance criteria, and also permits employees to make contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k). Under the 401(k) profit sharing component, the Company matches a portion of the employee's contribution under a pre-determined formula based on the level of contribution and years of vesting service. The Company's contributions to the plan are made in cash. Company stock is not used to fund the plan, nor is it an investment option for employees under the plan.

Contributions to the plan by the Company for both profit sharing and matching of employee contributions were approximately $3.5 million, $3.3 million (as restated) and $3.9 million (as restated) for fiscal years 2002, 2001 and 2000, respectively.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


27.      POSTRETIREMENT BENEFITS

The Company provides postretirement health benefits for current retirees and a "closed" group of active employees who meet certain eligibility requirements. For an active employee to be eligible for future retiree medical benefits, they must meet all of the following criteria:
     o have a minimum of 10 years of full time active service as of December 31, 1992, and were enrolled in the medical plan on that date,
     o have continuously participated in the medical plan since that date, and,
     o continue employment with the Company until at least age 60, or was terminated by the Company involuntarily due to job elimination and had a minimum of 30 years of continuous service and was at least 50 years of age on the actual termination date.

The following table represents the Company's change in benefit obligations:

                                                 2002                 2001
---------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of year        $ 19.8                $18.9
Service cost                                      0.3                  0.3
Interest cost                                     1.3                  1.3
Amendments                                       (2.2)                  --
Actuarial loss                                    2.4                  0.5
Benefits paid                                    (1.4)                (1.4)
Participant contributions                         0.2                  0.2
---------------------------------------------------------------------------
Benefit obligation at end of year              $ 20.4                $19.8
Unrecognized net actuarial gain                   2.0                  4.6
Unrecognized prior service cost                   8.5                  7.6
---------------------------------------------------------------------------
Accrued benefit cost (unfunded)                $ 30.9                $32.0
---------------------------------------------------------------------------

                                                 2002                 2001
---------------------------------------------------------------------------

Weighted-average assumptions as of
    December 31
Discount Rate                                   6.75%                7.25%
---------------------------------------------------------------------------

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2002. The rate was assumed to decrease gradually to 5.0% for fiscal year 2012 and remain at that level thereafter.

                                                2002       2001        2000
----------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                    $0.3       $0.3        $0.3
Interest cost                                    1.3        1.3         1.3
Amortization of prior service cost              (1.2)      (1.0)       (1.0)
Recognized net actuarial gain                   (0.2)      (0.3)       (0.4)
----------------------------------------------------------------------------

Net periodic benefit cost                       $0.2       $0.3        $0.2
----------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                         1-Percentage      1- Percentage point
                                        point increase           decrease
-----------------------------------------------------------------------------

Effect on total of service and
  interest cost components                   $0.2              $(0.2)
Effect on postretirement benefit
  obligation                                 $2.9              $(2.4)
-----------------------------------------------------------------------------


28.      SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP"). The SERP is designed to provide competitive retirement benefits to selected executives with at least ten years of credited service. The major provisions of the SERP are:
     o The normal retirement benefit commencing at age 60 is equal to 2% of the average of the three highest salary amounts received by the executive in the preceding ten years, plus the target annual incentive, as defined, for each full year of service with the Company. In the case of retirement before age 60, a reduced benefit is provided.
     o The maximum annual benefit available under the plan is 50% of compensation, as defined.
     o The benefits are generally payable in annual installments for the life of the executive, but, other forms of payment equivalent to actuarial value may be elected.

Expense related to the SERP was $1.8 million, $1.9 million and $1.3 million in fiscal years 2002, 2001 and 2000, respectively. The SERP liability was approximately $8.7 million and $7.0 million as of December 28, 2002 and December 29, 2001, respectively.

29.      COMMITMENTS AND CONTINGENCIES

Commencing March 2, 2004, the Company commenced the Chapter 11 cases under the Bankruptcy Code. The Company has continued to manage its property as debtors in possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 case is the imposition of the automatic stay under Section 362 of the Bankruptcy Code, which, with limited exceptions, enjoins the commencement or continuation of: (i) all collection efforts by creditors; (ii) enforcement of liens against any assets of the Company; and (iii) litigation against the Company. However, the automatic stay is applicable only to litigation against the Company, and not its officers and directors. The Company may request the Court to extend the stay to cover its respective officers and directors, but absent Court approval, such litigation may proceed. The automatic stay has no effect on the SEC investigation.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


Prior to the Company's November 13, 2002 announcement that management had discovered discrepancies in the reporting of its accounts payable balances, the Company notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began a regulatory proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the restatement. The Company has been cooperating fully with the SEC. On November 25, 2003, the SEC issued a Formal Order, in the same regulatory proceeding described above, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents.

The fact-finding investigation authorized by the Formal Order includes determining whether the Company and certain of its present or former directors, officers and employees may have engaged in violations of the federal securities laws in connection with: the purchase or sale of the securities of the Company; required filings with the SEC; maintenance of the Company's books, records and accounts; implementation and maintenance of internal accounting controls; making of false or misleading statements or omissions in connection with required audits or examinations of the Company's consolidated financial statements or the preparation and filing of documents or reports the Company is required to file with the SEC. The Company has been and intends to continue cooperating fully with the SEC.

The investigation overseen by the Audit Committee and the restatement have led to a delay in the filing of this and other SEC reports. Because of these delays, the Company was not in compliance with the listing standards of the NYSE on which its common stock was listed. On December 29, 2003, the NYSE suspended and subsequently delisted trading of the Company's common stock on the NYSE. The NYSE's decision was reached in view of the overall uncertainty surrounding the Company's previously announced restatement of its results for 1997 through 2002 and the continued delay in fulfilling its financial statement filing requirements.

The Company and certain of its directors and officers are defendants in two derivative suits (consolidated into a single action as described below) and several purported class action lawsuits (also consolidated into a single action as described below) alleging violations of federal securities laws and breaches of fiduciary duties.

Messrs. Stearns, Day, Davies and Olshan, members of the Company's Board of Directors, and J.M. Robinson, its former Chairman, President and Chief Executive Officer, and Stephen Wilson, an officer of the Company, have been named as defendants in two derivative complaints filed by individual shareowners, one in the United States District Court for the Southern District of New York and one in the Supreme Court of the State of New York, Rockland County. In New York, the Supreme Court is a trial level court. The complaints allege that these directors and officers breached their fiduciary duties to the Company by failing to implement and maintain an adequate internal accounting control system, seek unspecified damages against the defendants and in favor of the Company, as well as costs and expenses associated with the litigation. These complaints have been consolidated in a single action in the United States District Court for the Southern District of New York captioned, Barry Lee Bragger v. J.M. Robinson, et al., Civil Action No. 02 Civ. 9163 (SCR). With Court approval, Footstar and the relevant individual parties have mutually agreed to resolve the claims made in the derivative complaints, without any admission of liability, for $9.2 million, all of which will be funded and paid to the Company with insurance proceeds. Footstar is in the process of seeking an order from the courts before which this litigation is pending approving the resolution of such litigation and dismissing it with prejudice.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



The Company and Messrs. Robinson and Wilson have also been named as defendants in several purported shareholder class action lawsuits for alleged violations of securities laws. These actions seek unspecified monetary damages and costs and expenses associated with the litigation. These initial complaints allege that beginning mid-May 2000, the Company and its officers named above misrepresented the Company's financial performance. The cases have been consolidated into a single action pending in the United States District Court for the Southern District of New York, captioned, Stephen Rush v. Footstar, Inc., et al., 02 Civ. 9130 (SRC) (Consolidated). With Court approval, Footstar and the relevant individual parties have mutually agreed to resolve the claims made in the purported class action, without any admission of liability, for the amount of $14.3 million, all of which will be funded with insurance proceeds. Footstar is in the process of seeking approval from class members and upon such approval, seeking an order from the Court before which this litigation is pending, dismissing it with prejudice.

Mr. Robinson's employment as the Company's Chairman, President and Chief Executive Officer was terminated in September 2003. Mr. Robinson had an employment agreement with the Company and initiated arbitration proceedings against the Company for benefits under such agreement. In July 2004, the parties agreed to settle such matter for $5.1 million.

The Company has estimated its contingent liability for various payroll tax related exposures to be in the range of $4.2 million to $10.2 million and has provided for $4.2 million as of December 28, 2002. The Company will continue to assess this estimated reserve in future periods as amounts are settled with taxing authorities.

The Company is involved in various claims and legal actions arising in the ordinary course of business.

30.      Supplemental Cash Flow Information

Cash payments for income taxes and interest for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 were as follows:

(in millions)                         2002              2001              2000
-------------------------------------------------------------------------------
Income taxes                         $15.2             $35.1             $45.6
Interest                              13.9              16.8              11.2
-------------------------------------------------------------------------------

On September 1, 2000, the Company purchased the current Meldisco headquarters building for $19.3 million. The Company paid $9.8 million to the seller, which is included in additions to property and equipment in the accompanying consolidated statements of cash flows. The Company satisfied the remainder of the purchase price through the non-cash assumption of the seller's outstanding mortgage obligation of $9.5 million.

During fiscal 2000, the Company entered into a capital lease with General Electric Capital Corporation principally for the purchase of furniture and fixtures in the amount of $5.9 million in 42 Just For Feet stores in which GECC had a secured interest at the time of the Just For Feet acquisition.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


31.      VENDOR CONCENTRATION

In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in the Company's business. Product sourcing in the branded athletic footwear and apparel business is driven by relationships with athletic footwear and apparel vendors. In fiscal 2002, approximately 70% of the Athletic Segment's net sales were generated by merchandise purchased from Nike, Reebok, Adidas and New Balance with 47% attributable to Nike. Product sourcing in the discount footwear business is driven by relationships with offshore manufacturers. Approximately 90% of Meldisco's products were manufactured in China.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

32.   SEGMENT INFORMATION

     The Company is a retailer conducting business through retail stores in two reportable business segments: The Meldisco Segment (family footwear) and the Athletic Segment (Footaction, Just For Feet and Uprise chains and all other athletic footwear and apparel related business). Information about operations for each of these segments is summarized as follows:

(in millions)                                                2002           2001             2000
                                                                         (Restated)          (Restated)
                                                                             (4)                (4)
--------------------------------------------------------------------------------------------------------
Reportable Segments:
     Meldisco:
        Net sales                                     $   1,346.0      $    $1,444.1       $   $1,310.1
        Operating profit(1, 2)                        $      75.4      $       120.5       $      149.2
        Identifiable assets at year-end               $     261.1      $       368.6       $      215.9
        Depreciation and amortization                 $      18.2      $        17.8       $       14.8

        Additions to property and equipment           $      10.4      $         2.7       $        3.1
     Athletic:

        Net sales                                     $     953.9      $     1,016.4       $      926.4
        Operating (loss) profit(1, 2, 3)              $    (28.1)      $      (90.3)       $        7.5
        Identifiable assets at year-end               $     354.9      $       367.0       $      440.4
        Depreciation and amortization                 $      37.1      $        28.7       $       24.3
        Additions to property and equipment           $      29.0      $        24.4       $       21.0
Other:
     Corporate:
        General corporate expense(1, 3)               $     (7.9)      $       (8.6)       $     (12.7)
        Identifiable assets at year-end               $     159.3      $       163.2       $      157.5
        Depreciation and amortization                 $       2.1      $         1.1       $        0.5
        Additions to property and equipment           $      36.2      $        41.5       $       17.1
Consolidated:
        Net sales                                     $   2,299.9      $     2,460.5       $    2,236.5
        Operating profit(1,2, 3)                      $      39.4      $        21.6       $      144.0
        Interest expense, net                         $      14.2      $        15.2       $       10.2

--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
        Earnings before income taxes and              $      25.2      $         6.4       $      133.8
minority interests
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
        Total assets at year-end                      $     775.3      $       898.8       $      813.8
          Depreciation and amortization               $      57.4      $        47.6       $       39.6
        Total additions to property and equipment     $      75.6      $        68.6       $       41.2
--------------------------------------------------------------------------------------------------------




(1) During fiscal year 2002, the Company recorded net restructuring, asset impairment and other charges totaling $49.0 million.
(2) During fiscal year 2001, the Company recorded net restructuring, asset impairment and other charges of $106.4 million ($65.4 million after taxes) relating primarily to store exit costs, inventory write-downs and asset impairments associated with accelerating the closing of under-performing stores in the Athletic and Meldisco Segment. This included a restructuring charge of $107.1 million under the 2001 Restructuring Plan and a reversal of a 1998 restructuring charge of $(0.7) million.
(3) Fiscal year 2000 includes a reversal of the fiscal year 1998 restructuring charge of $0.9 million ($0.5 million after taxes) at Athletic and a loss on investment of $3.0 million at Corporate.
(4) Amounts in fiscal year 2001and 2000 have been restated. See Note 1 "Restatement of Consolidated Financial Statements".

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


33. SUMMARY OF QUARTERLY RESULTS -UNAUDITED

Summary data for the fiscal years ended December 28, 2002 and December 29, 2001 is as follows:

                                                  As                        As
                                Restated(6)  Reported(6)  Restated(6)    Reported(6)
 (in millions, except per             1st      1st Qtr      2nd Qtr          2nd Qtr
share data)                              Qtr
-------------------------------------------------------------------------------------
Net sales
                        2002          $553.8        553.8       $593.1         593.1
                        2001           517.2        517.2        649.0         649.0
-------------------------------------------------------------------------------------
                Gross profit
                    2002(1),          $153.0        154.0       $180.2         184.2
                         (3)
                        2001           141.6        147.1        206.1         205.6
-------------------------------------------------------------------------------------
           Net (loss) income
      2002(1), (2), (3), (4)         $(23.2)        (6.1)       $(0.2)         (0.6)
                        2001           (8.2)        (4.1)         18.4          16.1
-------------------------------------------------------------------------------------
(Loss) earnings per share(5)
                  2002 Basic
                    Net loss          (1.14)       (0.30)       (0.01)        (0.03)
                2002 Diluted
                    Net loss          (1.14)       (0.30)       (0.01)        (0.03)
                  2001 Basic
           Net (loss) income          (0.41)       (0.20)         0.91          0.80
                2001 Diluted
           Net (loss) income          (0.41)       (0.20)         0.89          0.78

--------------------------------------------------------------------------------
(1) During the first quarter of fiscal year 2002 the Company recorded restructuring, asset impairment and other charges net of reversals totaling $20.4 million. The charges relate to inventory write-downs and employee severance associated with the closing of 283 Kmart stores and employee severance, lease buyout and fixed asset impairment charges relating to the reorganization of the Athletic Segment.
--------------------------------------------------------------------------------
(2) In connection with the Company's adoption of FASB No. 142, the Company recorded a retroactive reduction in net income of $24.3 million to the fiscal year 2002 results as a cumulative effect of a change in accounting principle.
--------------------------------------------------------------------------------
(3) During the second quarter of fiscal year 2002 the Company recorded restructuring, asset impairment and other charges totaling $14.3 million. The charges relate to inventory write-downs, asset impairment charges, lease exit costs and severance costs associated with the Company's decision to terminate two unprofitable licensed footwear relationships operated by its Meldisco Segment.
--------------------------------------------------------------------------------
(4) During the second quarter of fiscal year 2002 the Company recorded a charge in order to set up an allowance for bad debt of $9.2 million in connection with its receivable from Ames.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(5) Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price and the application of the treasury stock method for determining the dilutive effect of stock options.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(6) As discussed in Note 1 "Restatement of the Consolidated Financial Statements", the amounts relating to each of the quarters presented herein from the first quarter of fiscal 2001 through the second quarter of fiscal year 2002 have been restated.
--------------------------------------------------------------------------------

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



SUMMARY OF QUARTERLY RESULTS -UNAUDITED, CONTINUED

Summary data for the fiscal years ended December 28, 2002 and December 29, 2001 is as follows:



(in millions, except per    Restated 3rd
                             Qtr(1),(2)     Reported   Restated(6)   Reported(6)
share data)                                3rd Qtr(6)    4th Qtr       4th Qtr
-------------------------------------------------------------------------------
Net sales
2002                               - -      $ 586.8          - -       $ 566.2
2001                           $ 656.3        656.4      $ 638.0         638.0
-------------------------------------------------------------------------------
Gross profit
2002 (1)                           - -        170.8          - -        $170.6
2001 (2), (4)                    159.8        168.1        190.9         188.6
-------------------------------------------------------------------------------
Net (loss) income
2002 (1),(3)                       - -      $(53.6)          - -      $ (26.5)
2001 (2),(4)                    (50.5)       (44.5)          9.7           9.1
-------------------------------------------------------------------------------
(Loss) earnings per share(5)
2002 Basic
Net income (loss)                  - -       (2.62)          - -        (1.29)
2002 Diluted
Net income (loss)                  - -       (2.62)          - -        (1.29)
2001 Basic
Net (loss) income               (2.49)       (2.20)         0.48          0.45
2001 Diluted
Net (loss) income               (2.49)       (2.20)         0.47          0.44

--------------------------------------------------------------------------------
(1) During the third quarter of fiscal year 2002 the Company recorded restructuring, asset impairment and other charges totaling 14.0 million. The charges relate to inventory write-downs, employee severance and asset impairment charges associated with Ames' decision to liquidate and close all of its stores. Also included in the charge are adjustments to the athletic lease exit costs and a further reduction in the carrying value of the former Just For Feet headquarters building.
--------------------------------------------------------------------------------
(2) During the third quarter of fiscal year 2001, the Company recorded net restructuring, asset impairment and other charges totaling $101.1 million ($62.2 million after taxes) relating primarily to store exit costs, inventory write-downs and asset impairments associated with the closing of under-performing stores prior to the expiration of the store leases in the Athletic and Meldisco Segment.
--------------------------------------------------------------------------------
(3) During the fourth quarter of fiscal year 2002, the Company recorded a further charge of prior restructuring and asset impairment charges totaling $0.3 million.
--------------------------------------------------------------------------------
(4) During the fourth quarter of fiscal year 2001, the Company recorded net restructuring, asset impairment and other charges totaling $6.0 million ($3.7 million after taxes) relating primarily to inventory write-downs and asset impairments associated with accelerating the closing of under-performing stores in the Athletic and Meldisco Segments and recorded a restructuring and other charge reversal in the Athletic Segment totaling $1.9 million ($1.2 million after taxes).
--------------------------------------------------------------------------------
(5) Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price and the application of the treasury stock method for determining the dilutive effect of stock options.
--------------------------------------------------------------------------------
(6) As discussed in Note 1 "Restatement of Consolidated Financial Statements", the amounts relating to each of the quarters presented herein from the first quarter of fiscal year 2001 through the second quarter of fiscal year 2002 have been restated. The third and fourth quarters of fiscal year 2002 had not been previously reported and therefore are not restated.
--------------------------------------------------------------------------------