Form 10-K
period 2004-01-03
FOOTSTAR INC
filed 2005-04-08
CIK 1011308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 2004
                         Commission File Number 1-11681

                                 FOOTSTAR, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                            22-3439443
------------------------                        --------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

                 933 MACARTHUR BLVD., MAHWAH, NEW JERSEY 07430
                 ---------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 934-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

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

                                 Yes [X] No [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 26, 2005, was approximately $97.9 million.

Number of shares outstanding of common stock, par value $.01 per share, as of February 26, 2005: 20,308,849.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I...............................................................................................   4
Introductory Note....................................................................................   4
Item 1. Business.....................................................................................  10
General..............................................................................................  10
The Meldisco Segment.................................................................................  10
            Significant Kmart Relationship...........................................................  11
            Merchandising............................................................................  13
            Marketing................................................................................  13
            Competitive Environment..................................................................  13
            Acquisition and Disposition of the Footwear Assets of J. Baker; the Ames Bankruptcy
            Proceeding...............................................................................  14
Chief Executive Officer..............................................................................  14
Risk Factors.........................................................................................  15
Trademarks and Service Marks.........................................................................  21
Employees............................................................................................  21
Available Information................................................................................  21
Item 2. Properties...................................................................................  22
Item 3. Legal Proceedings............................................................................  23
Item 4. Submission of Matters to a Vote of Security Holders..........................................  26
PART II..............................................................................................  27
Item 5. Market Prices for the Registrant's Common Equity and Related Stockholder Matters.............  27
Item 6. Selected Financial Data......................................................................  28
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations........  29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................................  56
Item 8. Financial Statements and Supplementary Data..................................................  58
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  59
Item 9A. Controls and Procedures.....................................................................  63
Item 9B. Other Information...........................................................................  65
PART III.............................................................................................  66
Item 10. Directors and Executive Officers of the Registrant..........................................  65
Item 11. Executive Compensation......................................................................  71
Item 12. Security Ownership of Certain Beneficial Owners and Management..............................  80
Item 13. Certain Relationships and Related Transactions..............................................  84
Item 14. Principal Accountant Fees and Services......................................................  84
PART IV..............................................................................................  85
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................  85

Footstar, the Footstar logo, Footaction, Shoe Zone, Just For Feet, Thom McAn, Cobbie Cuddlers, Texas Steer, Cara Mia, Players University and Starclub are, or were as of January 3, 2004, trademarks and/or service marks of Footstar, Inc.'s subsidiaries or affiliates. All other trademarks mentioned are the property of their respective owners.

                                     PART I

INTRODUCTORY NOTE

Footstar, Inc., which may be referred to as "Footstar", the "Company", "we", "us" or "our", is today filing this Annual Report on Form 10-K for its fiscal year ended January 3, 2004. We have not filed our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 29, 2003, June 28, 2003 and September 27, 2003. In lieu of filing such Quarterly Reports, this Form 10-K includes summarized quarterly financial data and other material information that would have been available in our 2003 Quarterly Reports on Form 10-Q. These reports were delayed as a result of our internal investigation, the restatement of our consolidated financial statements included in our previously filed fiscal 2002 Annual Report on Form 10-K and our operation under protection of the bankruptcy laws, each described below. Similarly, we intend to include in our fiscal 2004 Annual Report on Form 10-K, which we plan to file as soon as practicable following the filing of this 2003 Form 10-K, summarized financial data and other material information that would have been available in our 2004 Quarterly Reports on Form 10-Q. We also intend to file our Form 10-Q's for fiscal 2005 as soon as practicable following the filing of our fiscal 2004 Annual Report on Form 10-K. In this Annual Report, words such as "today," "recently," "current" or "currently," or phrases such as "as of the date hereof" or "as of the date of this report," refer to on or about the date we are filing this report with the Securities and Exchange Commission (the "SEC").

On November 13, 2002, we announced that management had discovered discrepancies in the reporting of our accounts payable balances. An investigation of the discrepancies was conducted with the oversight of the Audit Committee of the Board of Directors and the assistance of outside legal advisors and forensic accountants.

The investigation determined that a restatement of previously issued financial statements over a five-and-one-half year period from the beginning of fiscal year 1997 through June, 2002 was required. This restatement was included in our fiscal year 2002 Annual Report on Form 10-K that was filed on September 3, 2004.

We have implemented an Internal Process and Control Plan in order that the weaknesses identified in internal controls be remedied and we are prepared to emerge from Chapter 11 protection in full compliance with SEC reporting requirements and the requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley".) See Item 9A - Controls and Procedures

Prior to the Company's November 13, 2002 announcement, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began a regulatory proceeding including an investigation into the facts and circumstances giving rise to the restatement. The Company has been and intends to continue cooperating fully with the SEC. We cannot predict the outcome of this proceeding. For a further description of this and other restatement related litigation, see "Restatement Related Litigation" under Item 3 - Legal Proceedings.

On December 29, 2003, the New York Stock Exchange ("NYSE") suspended trading in our common stock and, at a later date, our common stock was delisted. The NYSE stated that it decided to take these actions in view of the overall uncertainty surrounding our previous announcement that a restatement of our results for 1997 through 2002 would be required and the continued delay in fulfilling our financial statement filing requirements.

Commencing March 2, 2004 ("Petition Date"), Footstar and substantially all of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases are being jointly administered under the caption "In re: Footstar, Inc., et al. Case No. 04-22350
(ASH)" (the "Chapter 11 cases"). The Debtors are currently operating their businesses and managing their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, on notice and an opportunity to be heard.

As of the Petition Date, our operations were comprised of two distinct business segments: the discount and family footwear segment ("Meldisco" or "Meldisco Segment") and the athletic footwear and apparel segment ("Athletic" or "Athletic Segment"). Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Athletic sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), and via catalogues and the Internet.

Meldisco has operated licensed footwear departments in discount chains since 1961, and is the only major operator of licensed footwear departments in the United States today. As of February 26, 2005, Meldisco operated licensed footwear departments in 1,479 Kmart Corporation ("Kmart") stores and 860 Rite Aid Corporation ("Rite Aid") stores located on the West Coast. Meldisco also supplies certain retail stores, including stores operated by Wal-Mart Stores, Inc. ("Wal-Mart") and Rite Aid, with family footwear on a wholesale basis.

Prior to the Petition Date, Athletic specialized in the sale of branded athletic footwear, apparel and accessories. Athletic used its three retail chains, Footaction, Just For Feet and Uprise, to conduct retail sales. Each of the retail chains in Athletic sold footwear and apparel from all of the major brand-name vendors. Athletic's Consumer Direct operations conducted sales through catalogues and the Internet to support the Footaction and Just For Feet retail chains.

We sought bankruptcy protection after we determined we could not obtain necessary liquidity from our lending syndicate or additional debt or equity financing. This decline in liquidity primarily resulted from unprofitable results in the Athletic Segment, a reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of the Kmart bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and capital market volatility.

Since the Petition Date, we have exited the Athletic Segment entirely by closing certain underperforming stores and selling the remainder of the stores and the other assets. Our financial statements have been restated to reflect the Athletic Segment as a discontinued operation for all periods presented.

In the initial stages of the Chapter 11 cases, we sought to streamline our Meldisco business by selling or exiting selected stores. As a result of our continued analysis of our businesses, we determined to sell or liquidate all of our Shoe Zone stores. We also exited the footwear departments in 44 Gordmans, Inc. ("Gordmans") stores and the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. ("Federated").

We have sold other assets, including our distribution centers in Mira Loma, California ("Mira Loma") and Gaffney, South Carolina ("Gaffney"). The purchaser of Mira Loma, Thrifty Oil Co. has leased Mira Loma to FMI International LLC, a logistics provider, which will provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement.

Effective March 4, 2004, we entered into a two year, $300.0 million senior secured Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Fleet National Bank ("Fleet") and GECC Capital Markets Group, Inc. The DIP Credit Agreement was subsequently amended and, as is currently constituted (the "DIP and Exit Facility"), we have access to up to $100.0 million of secured DIP financing, including a sub-limit for letters of credit with availability determined by a borrowing base formula based upon inventory and accounts receivable. Upon emergence from Chapter 11, we may, at our option, and subject to satisfaction of certain conditions, convert the DIP and Exit Facility to post-emergence financing (the "Exit Facility"), which will provide for up to $160.0 million in revolving commitments, including a sub-limit for letters of credit. The conditions include the absence of any default or event of default, confirmation of a proposed joint plan of reorganization (the "Plan"), which we filed with the Court on November 12, 2004 and occurrence of all conditions related thereto, resolution of all issues related to our assumption of the Master Agreement with Kmart effective as of July 1, 1995, as amended ("Master Agreement"), our delivery of forward looking projections acceptable to the lender and specified availability levels. Borrowings under the DIP and Exit Facility bear interest at either Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at our option, with the applicable margin based on excess availability levels. A quarterly fee of 0.3% per annum is payable on the unutilized balance.

The DIP and Exit Facility has a total term not to exceed five years from the Petition Date and expires upon Plan confirmation. The Exit Facility is effective upon our emergence from bankruptcy and its term will be three years. Because there could be a number of months between confirmation and emergence, we plan to work with our current lenders to ensure the DIP and Exit Facility is amended to provide financial support to us during the period from Plan confirmation to emergence. As of February 26, 2005, there were no loans outstanding under the DIP and Exit Facility and outstanding letters of credit thereunder totaled $20.2 million. For further information on the DIP and Exit Facility, see "Liquidity and Capital Resources; The DIP and Exit Facility" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Court orders, we have been authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim, which date has now passed for all creditors. Differences between liability amounts recorded by us and claims filed by creditors are being reconciled and, if necessary, the Court will make a final determination of allowable claims. We continue to evaluate the amount of our pre-petition liabilities on an ongoing basis and recognize any additional liabilities, which may be material.

The following is an overview of the pre-petition claims filed against us as of March 15, 2005:

                         STATUS                                       CLAIMS (#)                CLAIMS ($)
----------------------------------------------------------------      ----------              --------------
Total claims received from Creditors                                    6,296                 $ 646,353,470
Claims officially withdrawn by Creditors (through Court)                  (46)                     (402,407)
Claims objected to which were subsequently expunged by the Court         (358)                 (324,252,261)
Other Claims formally objected to(1)                                   (2,048)                 (208,582,431)
Claims agreed to "As Submitted"                                          (624)                   (8,760,492)
Claims still being reviewed                                               (65)                   (2,206,979)
                                                                       ------                 -------------
Claims still to be reconciled(2)                                        3,155                 $ 102,148,900
                                                                       ======                 =============

(1) A formal objection was filed on March 11, 2005; the Creditor's response deadline is April 13, 2005 and the hearing on the objection is scheduled for April 19, 2005

(2)   The remaining 3,155 claims consist of:

Expenses Payable                           33       $    806,297
Real Estate                               285         55,760,024
Claims Involving Litigation                31         14,786,343
Payroll Tax                               140          1,150,885
Income/Sales/All Other Tax              2,666         29,645,351
                                        -----       ------------
                                        3,155       $102,148,900
                                        =====       ============

Under the Bankruptcy Code, we have the ability to reject executory contracts, including leases, subject to the approval of the Court and certain other conditions. Parties affected by the rejection of a contract may file claims against us in the Court in accordance with the Bankruptcy Code. We have rejected a number of executory contracts, and the claims made against us with respect to those rejected contracts on or prior to March 15, 2005 are included in the tables above. We expect that as a result of our rejection of additional executory contracts, including leases of nonresidential real property, additional claims will be filed. Under the Bankruptcy Code, we may choose to assume executory contracts subject to the approval of the Court and certain other conditions, including our payment or "cure" of all outstanding liabilities thereunder. Due to the uncertain nature of many of the claims, which have been or may be asserted against us, we are unable to project the total magnitude of all such claims with any degree of certainty. We have incurred, and will continue to incur, significant costs associated with the Chapter 11 cases.

In order to exit Chapter 11 successfully, we will need to obtain Court confirmation of a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code. At this time, it is not possible to accurately predict the effect of the Chapter 11 cases on our business, creditors or stockholders or when we may emerge from Chapter 11, if at all.

On November 12, 2004, we filed the Plan with the Court. The Plan provides for an orderly reorganization of the Company and cash distributions to impaired parties and is subject to a vote by eligible ballot holders. Alternatively, the Plan allows for a sale of all or substantially all of our assets and/or equity interests in the Meldisco business, following notice and a hearing.

The Plan provides for some flexibility in the timing of its confirmation and our emergence from bankruptcy. Key events that could impact this timing include determinations by the Court on our motion to assume the Master Agreement (including a determination of Kmart's cure claim prior to Plan confirmation). See "Significant Kmart Relationship" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Plan also provides that we will not emerge from bankruptcy until we are current in filing our periodic reports with the SEC.

If and when the Plan is confirmed, we expect to make an initial distribution of cash to creditors. The amount of this initial distribution will be based upon our cash balance remaining after payment of, or establishing reasonable reserves for, administrative claims, cure claims to the extent applicable, priority tax claims, secured tax claims and convenience claims as well as establishing a working capital cash reserve of $28.0 million. As set forth in the Plan, if the initial distribution does not exceed the lesser of $121.0 million or 85% of the then estimated general unsecured claims, we will apply up to $21.0 million of our working capital cash reserve to increase the initial distribution to an amount equal to the lesser of $121.0 million or 85% of the then estimated general unsecured claims. Balances due creditors after the initial distribution, if any, will be paid subject to our generation of free cash flow, as defined. Such amounts will be distributed following the first and third quarters of each fiscal year until such obligations have been satisfied.

As we have sold or otherwise disposed of all of the assets of our Athletic Segment, the Meldisco business is our sole remaining business and our business relationship with Kmart is critical to Meldisco. Our sale of discount family footwear at Kmart stores currently generates over 89% of Meldisco's revenues. If we lose the revenues from all or a substantial number of Kmart stores, we will not be able to continue our operations; any reorganization of the Company depends upon our continued ability to generate revenues through the sale of footwear at Kmart stores.

Our relationship with Kmart is governed by the Master Agreement and certain sub-agreements governing the operation of footwear departments in each of Kmart's stores. We have sought Court approval for us to assume those agreements so that we can continue operating shoe departments in those stores. Kmart has objected to our motion to assume the agreements and disputed the amount that we claim would be required to cure defaults under the Master Agreement if we are allowed to assume it. In addition, Kmart has sought to lift the automatic stay which is imposed under Section 362 of the Bankruptcy Code (the "Automatic Stay") so that it can terminate the Master Agreement. For a more complete discussion of our relationship with Kmart and this important litigation, see "Risk Factors" under Item 1 - Business, "Significant Kmart Relationship" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and "Adversary Proceedings Involving Kmart" under Item 3 - Legal Proceedings.

Even if we are successful in assuming the Master Agreement and sub-agreements, we have lost and will continue to lose revenues whenever Kmart closes stores or transfers stores to entities that are not subject to the Master Agreement. During the first six months of 2002, while operating under the protection of Chapter 11 of the U.S. Bankruptcy Code, Kmart closed 283 stores. Kmart closed an additional 319 stores during the first four months of 2003. While Kmart emerged from bankruptcy protection on May 6, 2003, we believe that Kmart has continued and will continue to consider sales of both performing and underperforming stores. Store sales by Kmart will adversely affect us since virtually all of the footwear departments in those stores are operated at a profit by us.

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears, Roebuck and Co. ("Sears") but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Thereafter, in November 2004, Kmart announced plans to acquire Sears (the "Sears Acquisition"), which closed on March 24, 2005.

We received a notice from Kmart instructing us to either vacate approximately 24 of these stores or have the footwear departments relocated within the stores while their reconfiguration to a new Sears store called Sears Essentials took place. We believe that the Master Agreement continues to grant us the exclusive right to operate footwear departments in those stores despite their conversion to Sears Essentials stores. We asked the Court to find Kmart in contempt for violation of the Automatic Stay and assess compensatory damages. Kmart replied by arguing that the Automatic Stay did not prevent them from converting the stores to Sears Essentials stores because our rights under the Master Agreement to sell footwear in the stores expires upon their conversion.

Following a preliminary hearing on February 24, 2005, the Court ruled that the Automatic Stay barred Kmart from taking any actions to remove us from the 24 stores absent a motion for relief from the Automatic Stay. Accordingly, on March 4, 2005, Kmart filed a motion seeking relief from the Automatic Stay to require us to vacate approximately 24 stores on or before April 13, 2005 (the "Kmart Stay Motion"). On April 6, 2005, the Court heard legal arguments concerning our claim that we have the right to continue to operate in the converted stores and reserved decision. Footstar and Kmart are discussing a schedule for discovery on any factual issues relating to the Kmart Stay Motion that might remain outstanding after the Court renders an opinion on the issues raised at the April 6, 2005 hearing. For a more complete discussion of our dispute with Kmart over this and the related important litigation, see "Risk Factors" under Item 1 - Business, "Significant Kmart Relationship" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and "Adversary Proceedings Involving Kmart" under Item 3 - Legal Proceedings.

ITEM 1. BUSINESS

GENERAL

We are a holding company and operate our businesses through our subsidiaries. We are principally a retailer conducting business through our Meldisco Segment and, prior to our sale of certain stores to Foot Locker on May 2, 2004 and the closing of underperforming stores, our Athletic Segment. Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Athletic sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), and via catalogues and the Internet.

See "Introductory Note" for a description of certain important events which occurred subsequent to January 3, 2004, including our Chapter 11 filing, the exit from the footwear departments of Federated and Gordmans stores and the closing and sale of the Shoe Zone stores within the Meldisco Segment and the closing of certain stores and the sale of all remaining stores within the Athletic Segment.

MELDISCO

Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Meldisco has operated licensed footwear departments since 1961 and is the only major operator of licensed footwear departments in the United States today.

As of January 3, 2004, Meldisco operated licensed footwear departments in 1,511 Kmart stores, in 863 Rite Aid drugstores, in 44 Gordmans stores, and in children's footwear departments in 87 stores operated by Federated. As of February 26, 2005, Meldisco operated licensed footwear departments in 1,479 Kmart stores and in 860 Rite Aid drugstores located on the West Coast. In October 2002, Meldisco began selling family footwear on a wholesale basis to Wal-Mart. In April 2003, the licensed footwear agreement between the Company and Rite Aid covering approximately 2,500 Rite Aid drugstores located in the eastern half of the United States changed to a wholesale arrangement. As of January 3, 2004, Meldisco also operated Shoe Zone, a chain of stand-alone family footwear retail stores, that sold quality leather and value-priced fashion footwear, including the Company-owned Thom McAn and Cara Mia brands.

Meldisco's core licensed footwear operation sells family footwear and lower-priced basic and seasonal footwear in Kmart and Rite Aid stores and, as of January 3, 2004, its "better" licensed business sold branded and other higher-end footwear in department and specialty stores, including Gordmans and certain Federated stores. In its licensed footwear departments, Meldisco generally sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers.

Meldisco had pursued a strategy to increase its licensed footwear business with other retail outlets since 2001. In February 2001, Meldisco acquired from J. Baker, Inc. ("J. Baker") 13 new license agreements with retailers covering over 1,000 licensed footwear departments, but subsequently exited these businesses as none of them performed as expected. See "Meldisco - Acquisition and Disposition of the Footwear Assets of J. Baker; the Ames Bankruptcy Proceeding". In August 2001, Meldisco expanded its business in the Rite Aid stores from those located primarily in the western portion of the United States to include Rite Aid's operations in the eastern portion of the

United States. In January 2002, we announced new licensed footwear department agreements with Federated and Gordmans. See "Introductory Note" for a description of our exit from the footwear departments of Federated and Gordmans stores.

We operated 39 Shoe Zone stores as of January 3, 2004. These family footwear stores featured a selection of fashion accessories, including belts, handbags and wallets. See "Introductory Note" for a description of our sale or liquidation of all of our Shoe Zone stores.

In October 2002, Meldisco began supplying Thom McAn family footwear on a wholesale basis to 300 Wal-Mart stores. In February 2003, we expanded our arrangement with Wal-Mart to supply Thom McAn family footwear on a wholesale basis to up to 1,500 Wal-Mart stores in the United States. As of February 26, 2005, we were supplying Thom McAn family footwear to 1,562 Wal-Mart stores in the United States and Puerto Rico. Wal-Mart is not contractually obligated to continue its existing level of purchases from us or to expand the Thom McAn line into any of its other stores.

Significant Kmart Relationship

The business relationship between Meldisco and Kmart is extremely important to us. The licensed footwear departments in Kmart have historically provided a significant portion of our total sales and profits, and comprise an even greater percentage of our sales and profits now that we have exited all of our Athletic Segment businesses and most of our other Meldisco businesses. The loss of Meldisco's Kmart business, a significant further reduction in customer traffic in Kmart stores or the closing of a significant number of Kmart stores would have a material adverse effect on us and would likely not allow us to continue to operate.

We operate licensed footwear departments in every Kmart store in the United States, the U.S. Virgin Islands, Puerto Rico and Guam, through subsidiaries ("Shoemart Subsidiaries" or "Shoemart") that own the inventory and are responsible for staffing the footwear departments. Kmart owns a 49% equity interest in each of the Shoemart Subsidiaries, with the exception of 29 Shoemart Subsidiaries in which we have a 100% equity interest as of February 26, 2005. Meldisco has operated licensed footwear departments in Kmart since 1961.

Our arrangement with Kmart is governed by the Master Agreement. The Master Agreement provides us with the non-transferable, exclusive right and license to operate the footwear departments in Kmart's stores. The initial term of the Master Agreement expires on July 1, 2012, and is renewable for a 15 year term upon mutual agreement, unless either party gives notice of termination at least four years prior to the end of the applicable term. Certain sub-license agreements for particular Kmart stores allow the parties to terminate those agreements under specified circumstances.

We have sought Court approval for us to assume the Master Agreement and the sub-agreements so that we can continue operating shoe departments in those stores. Kmart has objected to our motion to assume the agreements and disputed the amount that we claim will be required to cure defaults under the Master Agreement if we are allowed to assume it. In addition, Kmart has sought to lift the Automatic Stay so that it can terminate the Master Agreement. For a more complete discussion of our relationship with Kmart and this important litigation, see "Significant Kmart Relationship" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and "Adversary Proceedings Involving Kmart" under Item 3 - Legal Proceedings.

Even if we are successful in assuming the Master Agreement and sub-agreements, we have lost and will continue to lose revenues whenever Kmart closes stores or transfers stores to entities that are not subject to the Master Agreement. During the first six months of 2002, while operating under the protection of Chapter 11 of the U.S. Bankruptcy Code, Kmart closed 283 stores. Kmart closed an additional 319 stores during the first four months of 2003. While Kmart emerged from bankruptcy protection on May 6, 2003, we believe that Kmart has continued and will continue to consider sales of both performing and underperforming stores. Store sales by Kmart will adversely effect us since virtually all of the footwear departments in those stores are operated at a profit by us.

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Thereafter, in November 2004, Kmart announced the Sears Acquisition, which closed on March 24, 2005.

Prior to this closing, we received a notice from Kmart instructing us to either vacate approximately 24 stores or have the footwear departments relocated within the stores while their reconfiguration to a new Sears store called Sears Essentials took place. We believe that the Master Agreement continues to grant us the exclusive right to operate footwear departments in those stores despite their conversion to Sears Essentials stores. We asked the Court to find Kmart in contempt for violating the Automatic Stay and assess compensatory damages. Kmart replied by arguing that the Automatic Stay did not prevent them from converting the stores to Sears Essentials stores because our rights under the Master Agreement to sell footwear in the stores expires upon their conversion.

Following a preliminary hearing on February 24, 2005, the Court ruled that the Automatic Stay barred Kmart from taking any actions to remove us from the stores absent a motion for relief from the Automatic Stay. Accordingly, on March 4, 2005, Kmart filed the Kmart Stay Motion. On April 6, 2005, the Court heard legal arguments concerning our claim that we have the right to continue to operate in the converted stores and reserved decision. Footstar and Kmart are discussing a schedule for discovery on any factual issues relating to the Kmart Stay Motion that might remain outstanding after the Court renders an opinion on the issues raised at the April 6, 2005 hearing.

If Kmart sells stores to independent third parties (i.e., not Sears) we may lose our right to operate footwear departments in such stores. If the Court rules in Kmart's favor in connection with the Sears/Kmart conversion litigation, Kmart is likely to continue to take the position pre and post-bankruptcy that we are not entitled to sell footwear in stores that get converted to Sears Essentials or any other name that does not include the Kmart name.

For further information regarding the impact of the Kmart store closings, our relationship with Kmart, the Master Agreement, our dispute with Kmart over this issue and the related important litigation, see "Significant Kmart Relationship" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and "Adversary Proceedings Involving Kmart" under Item 3 - Legal Proceedings.

Merchandising

Meldisco's merchandising strategy is focused on building upon its position in family footwear. The essence of this strategy is to satisfy Meldisco's customers with high in-stock availability of its footwear products and a wide selection of well-known national brands such as Thom McAn and Cobbie Cuddlers (which are Company-owned) and Everlast.

In its licensed footwear operations, Meldisco seeks to attract non-footwear shoppers into the footwear departments from other areas of the stores. To this end, Meldisco consistently offers selected high-quality footwear at prices significantly lower than those at which comparable merchandise is sold. These branded products are also intended to differentiate Meldisco merchandise from that of its competitors. Brands currently available at Meldisco's operations include Thom McAn, Cobbie Cuddlers and Texas Steer (which are Company-owned) and Everlast, Route 66, Thalia and Joe Boxer. Meldisco conducts consumer research on an ongoing basis to gauge new opportunities for brand extensions and to determine price and positioning of new brands. Our strategy is to leverage our expertise in branded products to expand our sales in existing licensed departments as well as in our wholesale operations.

Meldisco's traditional strength has been in quality leather footwear which it currently offers under the Thom McAn brand, as well as seasonal, work, value-priced athletic, women's casual and children's shoes. Meldisco builds on its strength in these segments by focusing on customer satisfaction. Meldisco's "narrow and deep" merchandising strategy and its merchandise planning systems are designed to ensure that each store is well stocked in product lines that are particularly popular with Meldisco's core customers. Meldisco's demand-driven merchandise replenishment system has been designed to permit inventory management at the store, style and size levels.

Marketing

Meldisco believes that the typical footwear customer in its licensed footwear departments in Kmart generally resembles the average Kmart softlines shopper: a 25 to 49 year-old mother with children, who is employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. Meldisco's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional footwear shoppers, as well as appealing to the growing customer segments that include African Americans and Hispanics.

Meldisco's marketing strategy in its Kmart footwear departments is designed to convey to prospective customers that Kmart carries the right value combination of brands, product selection, quality, comfort and price to make Kmart footwear departments their footwear destination of choice. This message is communicated primarily through weekly advertising in newspaper inserts and in-store presentations. Meldisco pays Kmart a sales promotion fee, which Kmart applies toward footwear advertisements in the Kmart weekly newspaper inserts, a publication which had a weekly circulation of approximately 44.5 million as of February 26, 2005.

Competitive Environment

The family footwear business, where the majority of Meldisco's business is generated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Kmart, Wal-Mart, Payless ShoeSource, Kohl's and Target, with a number of traditional off-price and value retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. Many of our competitors have grown more rapidly and have substantially greater financial and marketing resources than us. We rely on the high consumer acceptance of Meldisco's brands, particularly Thom McAn, to provide a competitive advantage. We have extended distribution of the Thom McAn brand into Wal-Mart stores.

Acquisition and Disposition of the Footwear Assets of J. Baker; the Ames Bankruptcy Proceeding

In February 2001, we acquired, for cash consideration of $59.0 million, the footwear assets and related license agreements of J. Baker in a transaction accounted for as a purchase. As of the date of the acquisition, J. Baker operated 1,163 licensed footwear departments under 13 agreements with retail chains, including Ames Department Stores, Inc. ("Ames"), Variety Wholesalers, Inc. and its affiliates (collectively, "Variety"), Stein Mart, Inc. ("Stein Mart") and Spiegel, Inc. ("Spiegel"). Assets purchased included inventory, store fixtures, trademarks and license agreements.

During fiscal year 2001, Ames filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On August 14, 2002, Ames announced that, as a result of continued weak sales, it would cease operations and close all of its 327 store locations. We continued to operate licensed footwear departments within Ames' stores until October 2002 when all stores were closed.

We recorded a charge in fiscal year 2002 of $9.2 million as an allowance for bad debt in connection with our receivable from Ames. We are pursuing our claim with respect to the $9.2 million through litigation. Also during fiscal year 2002, we recorded restructuring, asset impairment and other charges of $14.0 million, $11.2 million of which related to costs associated with exiting the Ames business as a result of Ames' announcement in August 2002 that it would close its remaining stores.

During fiscal year 2002, we announced that we had decided to end two unprofitable licensed footwear relationships that were part of the J. Baker acquisition. We exited Variety during fiscal year 2002 and ceased operating the footwear departments in Stein Mart stores at the end of February 2003, when that contract expired.

In addition, during fiscal year 2002, we decided to exit Spiegel and five other smaller licensed footwear relationships that were part of the J. Baker acquisition. As of April 2003, we had exited substantially all of the licensed footwear departments acquired in the J. Baker acquisition.

As of the first day of fiscal year 2002, we adopted Statement of Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets, recording $24.3 million as a cumulative effect of a change in accounting principle, resulting from the write-off of goodwill arising from the acquisition of the J. Baker business.

CHIEF EXECUTIVE OFFICER

Since January 19, 2004, Dale W. Hilpert has been our Chairman and Chief Executive Officer. Prior to joining us, Mr. Hilpert spent two years as Chief Executive Officer of Williams-Sonoma, Inc. In 1995, he joined Foot Locker where he was Chairman and CEO. Prior to that, he spent 17 years at May Department Stores serving in senior management positions, including Chairman and CEO of its Payless ShoeSource division.

Effective September 12, 2003, J.M. Robinson was terminated as Chairman, President and Chief Executive Officer of the Company as a result of the investigation of the restatement. Neele E. Stearns, Jr., a member of the Board of Directors and the then Chairman of the Audit Committee, was appointed Chairman and Chief Executive Officer on an interim basis. Mr. Stearns served as our Interim Chairman and Chief Executive Officer until January 18, 2004 and currently serves as our Interim Vice Chairman.

RISK FACTORS

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company or its management. See "Forward-Looking Statements" in Item 7 for additional risk factors.

IF WE ARE UNABLE TO SUCCESSFULLY REORGANIZE OUR CAPITAL STRUCTURE AND OPERATIONS AND IMPLEMENT OUR BUSINESS PLAN THROUGH THE CHAPTER 11 PROCESS, WE MAY NEVER EMERGE FROM BANKRUPTCY AND MAY BE REQUIRED TO LIQUIDATE OUR ASSETS.

Commencing March 2, 2004, the Company and most of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Risk factors involving the Chapter 11 filing include, but are not limited to, the following:

      - The Chapter 11 cases may adversely affect our business. We believe that any such adverse effects may worsen if confirmation of the Plan is protracted.

      -     There can be no assurance that the Court will confirm our Plan.

      - There can be no assurance regarding any adverse actions that creditors or equity holders of the Company or other parties in interest in the Chapter 11 cases may take that may have the effect of preventing or unduly delaying confirmation of the Plan.

      - There can be no assurance as to the overall long-term viability of our operational reorganization and Plan.

      - There can be no assurance as to our ability to maintain sufficient financing sources to fund our Plan and meet future obligations.

      - We may be unable to retain top management and other key personnel through the process of reorganization.

In addition, the uncertainty regarding the eventual outcome of our restructuring, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success and Court approval of our Plan, including the assumption of our Master Agreement with Kmart, maintaining the support of key vendors and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.

MELDISCO IS OUR ONLY CONTINUING BUSINESS AND SUBSTANTIALLY ALL OF OUR CONTINUING NET SALES AND PROFITS RESULT FROM MELDISCO'S BUSINESS RELATIONSHIP WITH KMART. KMART STORE CLOSINGS AND REDUCED TRAFFIC IN THE REMAINING KMART STORES HAVE HAD, AND CONTINUE TO HAVE, A NEGATIVE EFFECT ON SALES AND PROFITS OF MELDISCO. WE ARE CURRENTLY IN LITIGATION WITH KMART IN THE COURT OVER OUR ABILITY TO ASSUME THE MASTER AGREEMENT. A FURTHER MATERIAL REDUCTION IN THE NUMBER OF KMART STORES OR A TERMINATION OF THIS RELATIONSHIP WOULD HAVE A MATERIALLY ADVERSE EFFECT ON US AND WOULD LIKELY NOT ALLOW US TO CONTINUE TO OPERATE.

We have exited our Athletic Segment business and certain portions of our Meldisco business. Our sales in the footwear departments operated by Meldisco in Kmart stores accounted for 89% of our sales and 69% of our profits during 2003.

We are currently in litigation with Kmart regarding numerous aspects of our business relationship with them. Among other things, Kmart has challenged our right to assume the Master Agreement, challenged the cure amount associated with the assumption, and sought to have the Automatic Stay lifted so that it can terminate the Master Agreement.

Even if we are successful in assuming the Master Agreement, we have lost and will continue to lose revenues whenever Kmart closes stores or transfers stores to entities that are not subject to the Master Agreement. While operating under the protection of Chapter 11 of the U.S. Bankruptcy Code during 2002 and the first four months of 2003, Kmart closed approximately 600 stores. Kmart has continued, and we believe will continue, to consider sales of both performing and underperforming stores. Store sales by Kmart will adversely effect us since virtually all of the footwear departments in those stores are operated at a profit by us.

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Thereafter, in November 2004, Kmart announced the Sears Acquisition which closed on March 24, 2005.

We are involved in litigation with Kmart regarding their instructions for us to either vacate approximately 24 stores or have the footwear departments relocated within the stores while their reconfiguration to a new Sears store called Sears Essentials took place. While we assert that the Master Agreement continues to grant us the exclusive right to operate footwear departments in those stores despite the operation of the stores as Sears Essentials stores, Kmart asserts that our rights under the Master Agreement to sell footwear in the stores expires upon their conversion.

If Kmart sells stores to independent third parties (i.e., not Sears) we may lose our right to operate footwear departments in such stores. If the Court rules in Kmart's favor in connection with the Sears/Kmart conversion litigation, Kmart is likely to continue to take the position pre and post-bankruptcy that we are not entitled to sell footwear in stores that are operated under the Sears Essentials name or any other name that does not include the Kmart name.

If Kmart were to close a significant number of additional stores or convert a significant number of stores to formats in which we did not have the right to operate, it would have a material adverse effect on our net sales and profits. With or without additional store closings, a continued decline in our per store sales in the remaining Kmart stores would have a material adverse effect on our net sales and profits.

For further information regarding the impact of the Kmart store closings, our relationship with Kmart, the Master Agreement, our dispute with Kmart over this issue and the related important litigation, see "Significant Kmart Relationship" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations; and "Adversary Proceedings Involving Kmart" under Item 3
- Legal Proceedings.

WE ARE A DEFENDANT IN CERTAIN SECURITIES LITIGATION AND ARE THE SUBJECT OF AN SEC REGULATORY PROCEEDING AND CANNOT YET DETERMINE WITH CERTAINTY WHETHER OUR INSURANCE COVERAGE IS ADEQUATE TO COVER THE CLAIMS. WE MAY ALSO BE SUBJECT TO ADDITIONAL LITIGATION OR REGULATORY ACTION.

On the Petition Date, we commenced the Chapter 11 cases by filing petitions for relief under Chapter 11 of the Bankruptcy Code. We have continued to manage our business and property as debtors-in-possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 cases was the imposition of the Automatic Stay which, with limited exceptions, enjoins the commencement or continuation of all collection efforts by creditors, enforcement of liens against any assets of the Company and litigation against us. However, the Automatic Stay is applicable only to litigation against us, and not against our officers and directors. We may request the Court to extend the stay to cover our officers and directors, but absent Court approval, such litigation may proceed. Also, the Automatic Stay has no effect on the SEC investigation.

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began a regulatory proceeding including an investigation into the facts and circumstances giving rise to the restatement. The Company has been and intends to continue cooperating fully with the SEC. We cannot predict the outcome of this proceeding.

The investigation overseen by the Audit Committee of the Board of Directors and the restatement led to a delay in the filing of this and other SEC reports. See "Introductory Note". Because of these delays, we were not in compliance with the listing standards of the NYSE and the NYSE delisted our common stock.

The Company and certain of its directors and officers were defendants in several purported class action lawsuits (consolidated into a single action) alleging violations of federal securities laws and breaches of fiduciary duties. Footstar and the named plaintiffs have mutually agreed to resolve the claims made in the several purported class action lawsuits, without any admission of liability, for the amount of $14.3 million, all of which will be funded with insurance proceeds. See Item 3 - Legal Proceedings. We are in the process of seeking approval from class members and, upon such approval, seeking an order from the court before which this litigation is pending, dismissing it with prejudice.

Litigation or other regulatory actions against us by the SEC, the NYSE or other regulatory bodies could have a material adverse effect on us, and would also have adverse secondary effects, such as negative reactions from our stockholders, creditors or vendors. For a further description of our restatement related litigation, see "Restatement Related Litigation" under Item 3 - Legal Proceedings.

A FAILURE BY US TO EFFECTIVELY AND EFFICIENTLY MAINTAIN INTERNAL CONTROL OVER FINANCIAL REPORTING WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

We have implemented an Internal Process and Controls Plan to address areas of control weakness identified in the investigation and the related restatement. The Internal Process and Controls Plan addresses our control environment, organization and staffing, policies, procedures and documentation, and information systems. The Audit Committee of the Board of Directors and management periodically review and assess the effectiveness of internal controls and procedures. This Internal Process and Controls Plan supports our efforts to comply with the requirements of Sarbanes-Oxley.

We are prepared to and may be required to forego sales growth or cost savings opportunities that might threaten the maintenance of effective internal control over financial reporting. The Company has and may continue to incur increases in employee levels, capital expenditures and operating expenses with respect to the implementation of these changes. If we are unable to implement these changes effectively or efficiently, or if we are found by our independent external auditor not to be in compliance with the requirements of Sarbanes-Oxley, or if we or our independent external auditor determine that we have deficiencies in our internal control over financial reporting that constitute "significant deficiencies" or "material weaknesses" as defined by the Public Company Accounting Oversight Board's Audit Standard No. 2, it could have a material adverse effect on our financial condition, results of operations or liquidity.

WE RELY ON KEY VENDORS AND THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE OUR PRODUCTS.

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. If these foreign manufacturers are unable to secure sufficient supplies of raw materials or maintain adequate manufacturing capacity, they may be unable to provide Meldisco with timely delivery of products of acceptable quality. In addition, if the prices charged by these manufacturers increase, our cost of acquiring merchandise would increase. Should we not be able to recover these cost increases with increased pricing to our customers, it could have a material adverse effect on our operations and financial condition. In addition, if the terms under which these vendors deal with us, including payment terms, change adversely, there could be a material adverse impact on our operations and financial condition.

Meldisco also depends on third parties to receive, transport and deliver its products. If these third parties are unable to perform for any reason, or if they increase the price of their services, including but not limited to, as a result of increases in the cost of fuel, there could be a material adverse effect on our operations and financial performance.

WE MAY BE UNABLE TO ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success is dependent upon our ability to attract and retain qualified and talented individuals. We have instituted several retention programs designed to retain key executives and employees. However, if we are unable to attract or retain key executives and employees, including senior management, and qualified accounting and finance, marketing, and merchandising personnel, it could adversely affect our businesses. This risk is acute while we remain in bankruptcy.

DECLINES IN OUR SALES WILL HAVE A MAGNIFIED IMPACT ON PROFITABILITY BECAUSE OF OUR FIXED COSTS.

A significant portion of our operating expenses are fixed costs that are not dependent on our sales performance, as opposed to variable costs, which vary proportionately with sales performance. These fixed costs include the costs associated with operating as a public company, the expense of being in bankruptcy, and a substantial portion of our labor expenses. If our sales continue to decline, we will be unable to reduce our operating expenses proportionately.

THERE ARE RISKS ASSOCIATED WITH OUR IMPORTATION OF PRODUCTS.

Approximately 92% of Meldisco's products are manufactured in China. Substantially all of this imported merchandise is subject to customs duties and tariffs imposed by the United States. Penalties may be imposed for violations of labor and wage standards by foreign contractors. In addition, China and other countries in which our merchandise is manufactured may, from time to time, impose additional new quotas, tariffs, duties, taxes or other restrictions on its merchandise or adversely change existing quotas, tariffs, duties, taxes or other restrictions. Any such changes could adversely affect our ability to import our products and, therefore, our results of operations. Any deterioration in the trade relationship between the United States and China, issues regarding China's compliance with its agreements related to its entry into the World Trade Organization, or any other disruption in our ability to import products from China could adversely affect our business, financial condition or results of operations.

Other risks inherent in sourcing products from foreign countries include economic and political instability, social unrest and the threat of terrorism, each of which risks could adversely affect our business, financial condition or results of operations. In addition, we incur costs as a result of security programs designed to prevent acts of terrorism such as those imposed by government regulations and our participation in the Customs-Trade Partnership Against Terrorism implemented by the United States Bureau of Customs and Border Protection. Significant increases in such costs could adversely affect our business, financial condition or results of operations.

The outbreak and spread of severe acute respiratory syndrome ("SARS") in southern China during the early part of 2003 severely curtailed travel to and from, as well as general business activities within China. Although our ability to purchase and import our merchandise from our China-based manufacturers was not negatively impacted during this outbreak of SARS, an additional outbreak of SARS, Avian Flu or outbreaks of other infectious diseases could prevent the manufacturers we use from manufacturing our merchandise or hinder our ability to import such merchandise, either of which could have an adverse effect on our results of operations.

Our ability to successfully import merchandise into the United States from foreign sources is also dependent on stable labor conditions in the major ports of the United States. Any instability or deterioration of the domestic labor environment in these ports could result in increased costs, delays or disruption in merchandise deliveries that could cause loss of revenue, damage to customer relationships and have a material adverse effect on our business operations and financial condition.

WE OPERATE IN THE HIGHLY COMPETITIVE FOOTWEAR RETAILING INDUSTRY.

The family footwear industry, where our business is now concentrated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Payless ShoeSource, Kmart, Wal-Mart, Kohl's, Sears and Target, with a number of traditional mid-tier retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. Many of our competitors have grown more rapidly and have substantially greater financial and marketing resources than us.

If we are unable to respond effectively to our competitors, our operations and financial condition could be materially adversely affected.

THE FOOTWEAR RETAILING INDUSTRY IS HEAVILY INFLUENCED BY GENERAL ECONOMIC
CYCLES.

Footwear retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear, apparel and related goods tend to be highly correlated with the cycles of the levels of disposable income of our customers. As a result, any substantial deterioration in general economic conditions could have a material adverse effect on our operations and financial condition.

WE MAY BE UNABLE TO ADJUST TO CONSTANTLY CHANGING FASHION TRENDS.

Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our customers and to provide merchandise that satisfies those fashion tastes in a timely manner. The retailing industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, in order to ensure sufficient quantities of footwear in the desired size, style and color for each season, we are required to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory levels.

As a result, if we fail to properly gauge the fashion tastes of consumers or to respond to changes in fashion tastes in a timely manner, this failure could adversely affect retail and consumer acceptance of our merchandise and leave us with substantial unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business and financial results.

WE MUST PROVIDE CONSUMERS WITH SEASONALLY APPROPRIATE MERCHANDISE, MAKING OUR SALES HIGHLY DEPENDENT ON SEASONAL WEATHER CONDITIONS.

If the weather conditions for a particular period vary significantly from those typical for that period, such as an unusually cold spring like we experienced in 2003, or an unusually warm winter, consumer demand for seasonally appropriate merchandise that we have available in our footwear departments will be lower, and our net sales and margins will be adversely affected. Lower sales may leave us with excess inventory of our basic products and seasonally appropriate products, forcing us to sell both types of our products at significantly discounted prices and, thereby, adversely affecting our net sales and margins.

TRADEMARKS AND SERVICE MARKS

Footstar or its subsidiaries own all rights in the United States to the marks Thom McAn, Cobbie Cuddlers and Cara Mia for use in connection with footwear and/or related products and services. The Company or its subsidiaries have registered or have common law rights in the United States to over 100 trademarks and/or service marks under which we market merchandise or services. The Company either has registered or is in the process of registering its trademarks and service marks in foreign countries in which it operates or may operate in the future. We vigorously protect our trademarks and service marks both domestically and internationally.

EMPLOYEES

As of February 26, 2005, we had 4,677 employees, of which 1,591 were full-time and 3,086 were part-time employees.

AVAILABLE INFORMATION

We make available free of charge through our web site, www.footstar.com, all materials that we file electronically with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. During the period covered by this Form 10-K, we made all such materials available through our web site as soon as reasonably practicable after filing such materials with the SEC. As discussed in the Introductory Note, certain 2003 and 2004 SEC reports have not been filed to date.

You may also read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site, www.sec.gov, that contains reports, proxy and information statements and other information which we file electronically with the SEC.

ITEM 2. PROPERTIES

As of January 3, 2004, Meldisco operated licensed footwear departments in 2,503 stores and 39 Company-owned Shoe Zone stores. As of February 26, 2005, Meldisco operated licensed footwear departments in 2,339 stores. The licensed footwear departments are located in all 50 states, Guam, Puerto Rico and the U.S. Virgin Islands. Of the licensed departments operated as of January 3, 2004 and February 26, 2005, respectively, 1,511 and 1,479 were located in Kmart discount stores; 863 and 860 licensed departments were in Rite Aid drugstores; 44 and none were located in Gordmans stores; and 87 and none were located in Federated stores.

Kmart and other retail host stores provide Meldisco with store space to sell footwear in exchange for certain payments. Meldisco-operated footwear departments in Kmart stores range from 900 to 4,400 square feet.

Our corporate headquarters and Meldisco's corporate offices are now located in 129,000 square feet of owned office space in Mahwah, New Jersey. Our corporate tax department is located in 3,500 square feet of leased office space in Worcester, Massachusetts.

We no longer operated any Footaction or Just For Feet stores as of February 26, 2005. As of January 3, 2004, we operated 433 Footaction stores in 39 states and Puerto Rico and we operated 89 Just For Feet stores. Footaction's average store size was 4,800 square feet. Just For Feet's stores ranged from 6,000 to 33,000 square feet with an average store size of 17,000 square feet. Footaction stores were all leased with a typical lease term of 10 years. Three of Just For Feet's stores were owned by us; the remainder were leased, with a typical initial lease term of 15 years.

Until the fourth quarter of 2004, our headquarters was located in 43,000 square feet of leased office space in West Nyack, New York. Until its relocation to our Mahwah office building during the third and fourth quarters of 2004, our Shared Services Center was located in 57,000 square feet of leased office space in Dallas, Texas. The Athletic Segment's corporate offices were located in approximately 63,000 square feet of leased office space in Mahwah, New Jersey; the lease expired as of September 30, 2004. We also maintained approximately 8,300 square feet of leased office space in Wausau, Wisconsin in which our direct marketing operations were primarily located; that lease ended as of June 2004. We previously operated out of two owned distribution facilities located in Mira Loma, California, and Gaffney, South Carolina, with a total of 1.2 million square feet. In addition, we leased a 200,000 square foot distribution facility in Morrow, Georgia; that lease ended as of January 31, 2005.

See "Introductory Note" for a discussion of our disposition of our facilities.

ITEM 3. LEGAL PROCEEDINGS

As stated in the "Introductory Note" above, we commenced the Chapter 11 cases by filing petitions for relief under Chapter 11 of the Bankruptcy Code. We have continued to manage our business as debtors-in-possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 cases is the imposition of the Automatic Stay, which, with limited exceptions, enjoins the commencement or continuation of all collection efforts by creditors, enforcement of liens against any assets of the Company and litigation against us. However, the Automatic Stay is applicable only to litigation against us, and not against any of our officers and directors. We may request the Court to extend the stay to cover our respective officers and directors in any litigation filed, but absent Court approval, such litigation may proceed. The Automatic Stay has no effect on the SEC investigation.

In addition to the matters described below, we are involved in other legal proceedings, lawsuits and other claims incidental to the conduct of our business and estimates of the probable costs for resolution of these claims are accrued to the extent that they can be reasonably estimated. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. These estimates also take into account that bar dates have been established in connection with our bankruptcy proceedings. These bar dates, all of which have passed, require that any claims relating to events that occurred prior to our bankruptcy filing be reported in a proof of claim filed with the Court in our bankruptcy case. However, legal proceedings are subject to significant uncertainties, the outcomes are difficult to predict, and assumptions and strategies may change. Consequently, except as specified above, we are unable to ascertain the ultimate financial impact of any legal proceedings.

RESTATEMENT RELATED LITIGATION

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began a regulatory proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the restatement. On November 25, 2003 the SEC issued a Formal Order in that regulatory proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of these proceedings.

The fact-finding investigation authorized by the Formal Order includes determining whether the Company and certain of its present or former directors, officers and employees may have engaged in violations of the federal securities laws in connection with: the purchase or sale of the securities of the Company; required filings with the SEC; maintenance of our books, records and accounts; implementation and maintenance of internal accounting controls; making of false or misleading statements or omissions in connection with required audits or examinations of our consolidated financial statements or the preparation and filing of documents or reports we are required to file with the SEC. The Company has been and intends to continue cooperating fully with the SEC.

The Company and certain of its directors and officers were defendants in two derivative suits (consolidated into a single action as described below) and several purported class action lawsuits (also consolidated into a single action as described below) alleging violations of federal securities laws and breaches of fiduciary duties. Messrs. Stearns, Day, Davies and Olshan, members of the Company's Board of Directors, and J.M. Robinson, its former Chairman, President and Chief Executive Officer, and Stephen Wilson, an officer of the Company, were named as defendants in two derivative complaints filed by individual shareowners, one in the United States District Court for the Southern District of New York and one in the Supreme Court of the State of New York, Rockland County. In New York, the Supreme Court is a trial level court. The complaints alleged that these directors and officers breached their fiduciary duties to the Company by failing to implement and maintain an adequate internal accounting control system, sought unspecified damages against the defendants and in favor of the Company, as well as costs and expenses associated with the litigation. These complaints were consolidated in a single action in the United States District Court for the Southern District of New York captioned, Barry Lee Bragger v. J.M. Robinson, et al., Civil Action No. 02 Civ. 9163 (SCR). With Court approval, Footstar and the relevant individual parties mutually agreed to resolve the claims made in the derivative complaints, without any admission of liability, for $9.2 million, all of which has been funded with insurance proceeds paid to the Company. An order has been issued by the court before which this litigation was pending dismissing the matter with prejudice.

The Company and Messrs. Robinson and Wilson have been named as defendants in several purported shareholder class action lawsuits for alleged violations of securities laws. These actions seek unspecified monetary damages and costs and expenses associated with the litigation. These initial complaints allege that beginning mid-May 2000, the Company and its officers named above misrepresented our financial performance. The cases have been consolidated into a single action pending in the United States District Court for the Southern District of New York, captioned, Stephen Rush v. Footstar, Inc., et al., 02 Civ. 9130 (SRC) (Consolidated).

Footstar and the named plaintiffs have mutually agreed to resolve the claims made in the several purported class action lawsuits, without any admission of liability, for the amount of $14.3 million, all of which will be funded with insurance proceeds. We are in the process of seeking approval from class members and upon such approval, seeking an order from the court before which this litigation is pending, dismissing it with prejudice.

ADVERSARY PROCEEDINGS INVOLVING KMART

On August 12, 2004, we filed a motion to assume the Master Agreement (the "Assumption Motion"). On September 30, 2004, Kmart filed an objection to this motion (the "Assumption Objection") and cross-moved to lift the Automatic Stay to enable Kmart to terminate the Master Agreement (the "Cross-Motion").

In the Assumption Objection, Kmart argued that the Master Agreement was non-assumable under section 365(c)(1) of the Bankruptcy Code because applicable law rendered the Master Agreement non-assignable. In addition, Kmart argued that the Master Agreement was non-assumable pursuant to section 365(b)(2)(D) of the Bankruptcy Code because we had defaulted under the Master Agreement and such defaults are incurable. Finally, Kmart disputed the amount of cure we would owe should they be authorized to assume the Master Agreement. We contend that, as of the Petition

Date, the cure amount is approximately $19.0 million, while Kmart asserts that the cure amounts are no less than $57.8 million. In the Cross-Motion, Kmart argued that, because the Master Agreement is non-assumable, Kmart should be entitled to exercise a termination provision pursuant to section 365(e)(2) of the Bankruptcy Code.

We contested the factual assertions and arguments contained in the Assumption Objection and the Cross-Motion. Specifically, we argued that applicable nonbankruptcy law does not prevent us from assigning the Master Agreement. In addition, we argued that, even if applicable nonbankruptcy law prevented assignment of the Master Agreement, section 365(c)(1) did not prevent us from assuming the Master Agreement. Finally, we argued that section 365(b)(2)(D) did not prevent assumption. On December 17, 2004, a hearing was held to determine whether, as a matter of law, we can assume the Master Agreement. On February 16, 2005, the Court issued its Decision on Motion to Assume Executory Contracts (the "Assumption Decision"). In the Assumption Decision, the Court overruled the Assumption Objection to the extent it was based upon section 365(c)(1) of the Bankruptcy Code. Specifically, the Court ruled that section 365(c)(1) does not prevent assumption of the Master Agreement by us because we do not intend to assign the Master Agreement. The Court did not resolve the issue of whether the Master Agreement was assignable under applicable nonbankruptcy law. The Court reserved its decision on the issue of section 365(b)(2)(D) until the completion of discovery.

The Court has not rendered a decision on the remaining issues raised by the Assumption Objection or the Cross-Motion. On February 28, 2005, Kmart filed its Motion for Reargument of Decision on Motion to Assume Executory Contract (the "Reargument Motion"). In the Reargument Motion, Kmart requested that the Court reconsider its Assumption Decision on the grounds that controlling precedent mandates a reversal of the Assumption Decision. We filed our response to the Reargument Motion on March 18, 2005. The Court held a hearing on the Reargument Motion on March 31, 2005. At this hearing, the Court reaffirmed the Assumption Decision.

Kmart has requested additional briefing and argument before the Court with respect to the termination of the Master Agreement pursuant to section 365(e)(2) of the Bankruptcy Code. The hearing date on this matter has been set for April 21, 2005.

On March 17, 2005, the Court entered a scheduling order establishing a timetable for the resolution of the remaining issues raised by the Assumption Motion, the Assumption Objection, and the Cross-Motion. While the Court did not schedule a final hearing date, we anticipate a final hearing will be held in July 2005.

There is no guarantee that the Court will authorize us to assume the Master Agreement or Kmart to terminate the Master Agreement under section 365(e)(2) of the Bankruptcy Code. Additionally, we cannot be sure what cure amounts will be owing to Kmart whether or not the Court authorizes us to assume the Master Agreement. See "Risk Factors" under Item 1 - Business.

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Subsequently, in November 2004, Kmart announced the Sears Acquisition, which closed on March 24, 2005. Following the announcement of the Sears Acquisition, we received inconsistent information from Kmart regarding its plans to convert certain of its stores to a different retail format. Initially, Kmart advised us of its intent to convert approximately 25 of the 54 stores to Sears Essentials stores, and that Kmart expected us to discontinue operating the footwear departments in those stores. Kmart then informed us that only 11 of these 25 stores were slated for a format conversion. After receiving inconsistent information from Kmart regarding its plans for the stores, we filed a motion with the Court on January 28, 2005 (the "Examination Motion") seeking to compel Kmart to produce certain documents relating to the proposed Sears Acquisition and Kmart's business plans relating to the operation of footwear departments in its stores.

Shortly after we filed the Examination Motion, Kmart announced its plan to begin the reconfiguration of some of the stores slated for conversion to a new Sears format. We then received a notice from Kmart instructing us to either vacate approximately 24 stores or have the footwear departments relocated within the stores while their reconfiguration took place. We believe that the Master Agreement continues to grant us the exclusive right to operate footwear departments in all stores which are directly or indirectly owned by Kmart and which at one time operated as Kmart stores, whether or not Kmart converts or operates certain of the stores under a different discount retail name, such as the Sears Essentials name. Accordingly, after receiving the notice from Kmart, we filed a motion (the "Enforcement Motion") requesting that the Court adjudge and determine Kmart to be in contempt for violation of the Automatic Stay and assess compensatory damages. Kmart replied to the Enforcement Motion by arguing that the Automatic Stay did not prevent Kmart from converting the stores to a different format because our rights under the Master Agreement to sell footwear in the converting stores expires upon their conversion.

On February 24, 2005, the Court held a preliminary hearing with respect to the Enforcement Motion and ruled that the Automatic Stay barred Kmart from taking any actions to remove us from the stores absent a motion for relief from the Automatic Stay. Accordingly, on March 4, 2005, Kmart filed the Kmart Stay Motion. On April 6, 2005, the Court heard legal arguments concerning our claim that we have the right to continue to operate in the converted stores and reserved decision. Footstar and Kmart are currently discussing a schedule for discovery on any factual issues relating to the Kmart Stay Motion that might remain outstanding after the Court renders an opinion on the issues raised at the April 6, 2005 hearing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during fiscal year 2003 as no annual meeting was held.

                                     PART II

ITEM 5. MARKET PRICES FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the NYSE under the trading symbol "FTS". On December 29, 2003, the NYSE suspended trading in our common stock and, at a later date, our common stock was delisted. See "Introductory Note". Since December 30, 2003, our common stock has been traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FTSTQ:PK". Prices shown for quarters 2002 and 2003 reflect the high and low sales prices for the common stock for each such quarter as reported in the consolidated transaction reporting system. Prices shown for periods during 2004 reflect the high and low bid prices for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. As of February 26, 2005, the closing price of our common stock was $5.50 and there were 2,444 shareholders of record. Information concerning the market prices of our common stock is set forth below:

                                               High           LOW
                                             --------       --------
                              2002

First Quarter                                $  31.87       $  22.65
Second Quarter                               $  32.43       $  23.04
Third Quarter                                $  24.46       $   7.72
Fourth Quarter                               $   8.88       $   5.00

                              2003

First Quarter                                $  10.00       $   5.87
Second Quarter                               $  13.39       $   8.12
Third Quarter                                $  13.56       $   6.65
Fourth Quarter                               $   7.42       $   3.10

                              2004

First Quarter                                $   5.55       $   1.26
Second Quarter                               $   6.75       $   2.15
Third Quarter                                $   5.60       $   2.60
Fourth Quarter                               $   4.85       $   2.40

We have not paid dividends at any time since we became a public company and we do not expect to pay any dividends for the foreseeable future. The DIP and Exit Facility prohibits cash dividends without lender consent.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR HISTORICAL FINANCIAL SUMMARY
(dollars in millions)

                                              2003        2002       2001       2000        1999
                                            --------   ---------   --------   --------    --------
STATEMENT OF OPERATIONS DATA

Net sales                                   $1,015.6   $ 1,346.0   $1,444.2   $1,310.1    $1,236.7
Cost of sales                                  691.8       917.4      986.9      883.1       845.2
                                            --------   ---------   --------   --------    --------
     Gross profit                              323.8       428.6      457.3      427.0       391.5
Store operating, selling, general
 and administrative expenses                   269.5       316.8      323.2      272.3       257.5
Bad debt expense - Ames Department Stores          -         9.2          -          -           -
Depreciation and amortization                   21.1        20.3       18.9       15.1        14.2
Loss on investment                                 -           -          -        3.0           -
Other income                                    (5.4)          -          -          -           -
Restructuring, asset impairment
 and other charges (reversals), net              2.5        14.0        3.3          -        (1.4)
                                            --------   ---------   --------   --------    --------
     Operating profit                           36.1        68.3      111.9      136.6       121.2
Interest expense                                31.0        17.9       21.5       32.8        29.5
Interest income                                 (7.7)       (9.2)     (19.3)     (32.8)      (31.3)
Provision for income taxes(1)                   10.0        35.2       27.8       39.4        38.7
Minority interests in net income                17.3        37.1       44.8       51.4        44.6
(Loss) earnings from operations of
 discontinued Athletic Segment(2)(3)           (39.9)      (66.5)     (67.7)      (1.4)       20.3
Cumulative effect of a change in
 accounting principle(4)                           -        24.3          -          -           -
                                            --------   ---------   --------   --------    --------
Net (loss) income                           $  (54.4)  $  (103.5)  $  (30.6)  $   44.4    $   60.0
                                            ========   =========   ========   ========    ========

BALANCE SHEET DATA
Current assets:
     Cash and cash equivalents              $    1.1   $    13.4   $   12.5   $   14.3    $   31.8
     Inventories                               179.7       360.9      389.5      392.1       281.9
     Other                                      39.7        87.5      123.7       90.5        77.1
     Assets held for sale                      284.5           -          -          -           -
                                            --------   ---------   --------   --------    --------
     Total current assets                      505.0       461.8      525.7      496.9       390.8
Property and equipment, net                    147.2       266.7      256.2      258.5       198.7
Other assets                                    12.5        46.8      116.9       58.4        32.3
                                            --------   ---------   --------   --------    --------
Total assets                                   664.7       775.3      898.8      813.8       621.8
                                            --------   ---------   --------   --------    --------
Notes payable                                  198.0       146.8      146.9       74.0           -
Other current liabilities                      133.2       319.0      322.4      287.7       243.4
Liabilities held for sale                      110.5           -          -          -           -
                                            --------   ---------   --------   --------    --------
Total current liabilities                      441.7       465.8      469.3      361.7       243.4
Other liabilities                               58.9        72.8       81.5       71.5        44.1
Minority interests in subsidiaries              42.2        61.9       70.1       78.9        73.1
                                            --------   ---------   --------   --------    --------
Total liabilities                              542.8       600.5      620.9      512.1       360.6
                                            --------   ---------   --------   --------    --------
Shareholders' equity                           121.9       174.8      277.9      301.7       261.2
                                            --------   ---------   --------   --------    --------
Total  liabilities and equity               $  664.7   $   775.3   $  898.8   $  813.8    $  621.8
                                            ========   =========   ========   ========    ========

(1) In connection with the preparation of our fiscal 2003 and 2002 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on projections of our future taxable earnings. Primarily due to our historical losses and projected results, for accounting purposes we cannot rely on anticipated long-term future profits to utilize certain of these deferred tax assets. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded in fiscal year 2003 an additional non-cash valuation allowance of $24.7 million, of which approximately $17.6 million is applicable to discontinued operations and in fiscal 2002 recorded $70.2 million, of which $48.9 million is applicable to discontinued operations.

(2) In 2004 we sold/liquidated our Athletic Segment. We have restated our financial statements to reflect the Athletic Segment as a discontinued operation for all periods presented as the process for sale commenced prior to fiscal 2004. (See Note 3 of Notes to Consolidated Financial Statements).

(3) During fiscal 1999, we reversed $3.8 million ($2.4 million after taxes) of a discontinued business charge of $85.0 million originally recorded in fiscal year 1996 which related to our Meldisco Segment.

(4) Represents write-off of goodwill recorded in connection with the acquisition of J. Baker assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Amortization of goodwill in fiscal years 2001, 2000 and 1999 was $2.3 million, $0.7 million and $0.8 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance. Factors that could affect our forward-looking statements include, among other things:

   - our ability to successfully assume, with Court approval, the Master Agreement with Kmart, and to cure defaults thereunder at a cost substantially higher than our estimate thereof;

   -  changes to our relationship with Kmart relating to the Sears Acquisition;

   - the degree to which Kmart transfers additional store locations to Sears or to independent third parties, and the success in litigation of our position that stores converted to the Sears format remain subject to the Master Agreement;

   - our ability to emerge from bankruptcy protection and operate successfully as a going concern;

   - our ability to operate pursuant to the terms of the DIP and Exit Facility and to otherwise obtain financing necessary to operate our business on satisfactory terms both during and after our emergence from bankruptcy protection;

   - our ability to obtain Court approval and any other required approvals with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time;

   - our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases;

   - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

   - our ability to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations;

   - the audit of the 2004 fiscal year and the review of subsequent quarters by our independent external auditors;

   -  our compliance with the requirements of Sarbanes-Oxley;

   - negative reactions from our stockholders, creditors or vendors to the delay in providing financial information caused by the investigation and restatement and the delisting of our common stock by the NYSE;

   - the impact and result of any litigation (including private litigation), any action by the SEC or any investigation by any other governmental agency related to us or the financial statement restatement process;

   -  additional delays in the filing of other reports with the SEC;

   - our ability to successfully implement internal controls and procedures that ensure timely, effective and accurate financial reporting;

   - higher than anticipated employee levels, capital expenditures and operating expenses, including our ability to reduce overhead and rationalize assets, both generally and with respect to changes being implemented to address the results of the investigation and the restatement;

   - adverse results on our business relating to increased review and scrutiny by regulatory authorities, media and others of financial reporting issues and practices or otherwise;

   - any adverse developments in existing commercial disputes or legal proceedings; and

   -  intense competition in the markets in which we compete.

Additionally, due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceeding in general, whether we will continue to operate under our current organizational structure, or the effect of the proceeding on our businesses and the interests of various creditors and security holders.

Because the information in this Annual Report on Form 10-K is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we assume no obligation to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Annual Report on Form 10-K.

OVERVIEW

Management confronts major challenges in reorganizing the Company through the Chapter 11 process. We decided to seek bankruptcy protection after management determined it was unable to obtain necessary liquidity from our lending syndicate or additional debt or equity financing. We suffered a decline in our liquidity primarily resulting from unprofitable results in the Athletic Segment, a reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of the Kmart bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and capital market volatility. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, on notice and an opportunity to be heard.

Since the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations against us may not be enforced. In addition, under the Bankruptcy Code, we may assume or reject executory contracts, including leases of non-residential real property. Parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code and orders issued by the Court. In a Chapter 11 case, holders of pre-petition, general, unsecured claims are entitled to receive at least as much as they would receive if we were liquidated under Chapter 7 of the Bankruptcy Code. In a Chapter 11 case, creditors and equity holders are generally allowed to vote to approve a Chapter 11 plan. For the period from the Petition Date to February 26, 2005, we incurred $28.0 million in costs associated with the Chapter 11 cases. We expect to continue to incur significant additional costs through the remaining Chapter 11 process.

We have not filed our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 29, 2003, June 28, 2003 and September 27, 2003. In lieu of filing such Quarterly Reports, this Form 10-K includes summarized quarterly financial data and other material information that would have been disclosed in our 2003 Quarterly Reports on Form 10-Q. These reports were delayed as a result of our internal investigation, the restatement of our consolidated financial statements included in our previously filed fiscal 2002 Annual Report on Form 10-K and our operation under protection of the bankruptcy laws. Similarly, we intend to include in our fiscal 2004 Annual Report on Form 10-K, which we plan to file as soon as practicable following the filing of this 2003 Form 10-K, summarized financial data and other material information that would have been available in our 2004 Quarterly Reports on Form 10-Q. We also intend to file our Form 10-Q's for fiscal 2005 as soon as practicable following the filing of our fiscal 2004 Annual Report on Form 10-K. Although an Internal Process and Controls Plan has been implemented, there is no guarantee that it will result in timely and accurate financial reporting in the future.

As part of our initial reorganization plans after filing for Chapter 11, we closed 166 underperforming stores within the Athletic Segment, all 88 Just For Feet stores, 75 Footaction stores and three Uprise stores.

After filing for bankruptcy protection, we received indications of significant interest from potential acquirers of the remaining 353 Footaction retail stores comprising the Athletic Segment. We determined that a sale of these stores was the best way to maximize the value of that business. This decision was driven in part by the absence of a commitment from Nike USA, Inc., the largest supplier of the Athletic Segment, to supply the Athletic Segment for more than a limited period of time in accordance with past business practices. Accordingly, we decided to establish an orderly sale process for the remaining Footaction retail stores.

On March 26, 2004, we filed a motion seeking Court approval to conduct an auction accepting all types of bids with respect to our Athletic Segment, including, but not limited to, going concern bids, liquidation bids, lease purchase bids, and any combination of the foregoing. On April 6, 2004, the Court approved the Procedures Order.

On April 21, 2004, we received Court approval to accept an offer from Foot Locker to purchase 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the four remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sale price was placed in escrow with respect to 14 store locations that were on month-to-month leases on the following basis: if Foot Locker enters into a new lease for any of these store locations, the escrow amount relating to that location will be paid to us. The escrow amount relating to any location for which Foot Locker has not entered into a new lease within one year after the closing is to be paid to Foot Locker, thereby reducing the purchase price by that amount. As of February 26, 2005, we have been paid approximately $9.1 million from the escrow account, Foot Locker has been paid approximately $2.2 million and approximately $1.7 million remained in escrow.

The sale to Foot Locker together with the closure of the Just For Feet and Footaction stores has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, our financial statements have been restated to reflect the Athletic Segment as a discontinued operation for all periods presented. The estimated gain on the sale of the Athletic Segment, including the effect of the closing of the 166 underperforming stores, is approximately $14.6 million, including the escrow payments through February 26, 2005. The $14.6 million will increase by any remaining escrowed cash that is released to us.

Under the Procedures Order, we pursued the sale of certain other assets, including our Mira Loma and Gaffney distribution centers. We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Pursuant to the terms of the pertinent sale documents, Thrifty has leased Mira Loma to FMI International, LLC, a logistics provider, which has agreed to provide us with warehousing and distribution services for the next eight years under a receiving, warehousing and distribution services agreement. The sale of Mira Loma closed on July 22, 2004 and resulted in a loss of approximately $24.8 million. On September 8, 2004, we sold Gaffney to Automated Distribution Systems, L.P., a logistics provider, for approximately $20.2 million. The gain on the sale of Gaffney was approximately $0.5 million.

We previously operated a Shared Services Center in Dallas, Texas. The Shared Services Center administered accounts payable, loss prevention, payroll, benefits, store accounting and inventory control for the entire Company and also contained our information system's data center. In connection with our decision to sell the Athletic Segment and streamline our Meldisco business, we determined that from both an internal control and cost perspective, the Shared Services Center was no longer a viable concept given our significantly reduced operating structure. Accordingly, during 2004 we transitioned all Shared Services Center functions to the Meldisco headquarters building in Mahwah, New Jersey.

Meldisco has historically maintained inventory levels sufficient to support sales growth potential in the event that Kmart store traffic grew and/or favorable weather increased seasonal footwear sales. Following its emergence from bankruptcy in May 2003, Kmart pursued a strategy, which included reducing advertising in weekly sale circulars that had the effect of lessening traffic in Kmart stores and, therefore, negatively impacting sales in Meldisco footwear departments in Kmart stores. We did not anticipate this decline in advertising and thus were not able to adjust our inventories commensurate with the reduced customer traffic and sales levels because product purchase lead times are generally six months. As a result of this inventory situation, we made a determined effort to both improve the aged content and reduce overall inventory levels in 2004. In order to effect an improvement in inventory quality and quantity, we increased markdowns in an effort to move product. This resulted in gross margins in 2004 being approximately 330 basis points lower than historical levels. By the end of fiscal 2004, inventory balances were 38% below year-end 2003 and the aged content of the inventory improved from 15% of total inventory in fiscal 2003 to 6% by fiscal 2004 year end. Our expectation and focus will be to continue to operate with significantly lower levels of inventory, particularly in the aged category. We believe this strategy will result in higher gross margins and more attractive product offerings to the Shoemart consumer. This focus on maintaining lower and fresher inventory levels is part of our broader strategy to maximize free cash flow by reducing our working capital requirements.

On November 12, 2004, we filed our Plan with the Court. The Plan provides for an orderly reorganization of the Company and cash distributions to impaired parties and is subject to a vote by eligible ballot holders. Alternatively, the Plan allows for a sale of all or substantially all of our assets and/or equity interests in the Meldisco business, following notice and a hearing.

The Plan provides for some flexibility in the timing of its confirmation and our emergence from bankruptcy. Key events that could impact this timing include determinations by the Court on our motion to assume the Master Agreement prior to Plan confirmation. The Plan also provides that we will not emerge from bankruptcy until we are current in filing periodic reports with the SEC.

If and when the Plan is confirmed, we expect to make an initial distribution of cash to creditors. The amount of this initial distribution will be based upon our cash balance remaining after payment of, or establishing reasonable reserves for, administrative claims, cure claims to the extent applicable, priority tax claims, secured tax claims and convenience claims as well as establishing a working capital cash reserve of $28.0 million. As set forth in the Plan, if the initial distribution does not exceed the lesser of $121.0 million or 85% of the then estimated general unsecured claims, we will apply up to $21.0 million of our working capital cash reserve to increase the initial distribution to an amount equal to the lesser of $121.0 million or 85% of the then estimated general unsecured claims. Balances due creditors after the initial distribution, if any, will be paid subject to our generation of free cash flow, as defined. Such amounts will be distributed following the first and third quarters of each fiscal year until such obligations have been satisfied.

The DIP and Exit Facility expires upon Plan confirmation and the ensuing Exit Facility is effective upon our emergence from bankruptcy (See "Introductory Note"). Because there could be a number of months between confirmation and emergence, we plan to work with our current lenders to ensure the DIP and Exit Facility is amended to provide continuous financial support to us during this interim period.

Meldisco's sales decreased $191.3 million, or 18.8%, from $1,015.6 million in fiscal 2003 to $824.3 million in fiscal 2004. Fiscal 2004 was a 52 week period compared with a 53 week period in fiscal 2003. The additional week in fiscal 2003 represented approximately $12.2 million in increased sales compared with 2004. Shoemart sales declined by $137.9 million with approximately $57.7 million due to stores closed during 2003 and 2004 as a result of Kmart's bankruptcy and their store rationalization strategy. In addition, Shoemart experienced a 9.8% comparable store sales decline in 2004 primarily due to Kmart's strategy of increasing gross margins at the expense of customer traffic and sales. This comparable store sales decline in 2004 resulted in an $80.2 million sales decrease. During the twelve months ended January 26, 2005, Kmart stores registered an overall 11.0% comparable store sales decline and the apparel division registered a 13.5% comparable store sales decline. The balance of the Meldisco sales decline in 2004 of $41.2 million was primarily due to our decision to streamline our Meldisco businesses by selling or liquidating all of our Shoe Zone stores ($11.6 million) and exit the footwear departments in Federated ($8.8 million) and Gordmans ($7.5 million).

SIGNIFICANT KMART RELATIONSHIP

The business relationship between Meldisco and Kmart is extremely important to us. The licensed footwear departments in Kmart have historically provided a significant portion of our total sales and profits, and comprise an even greater percentage of our sales and profits now that we have exited all of our Athletic Segment businesses and most of our other Meldisco businesses. The loss of Meldisco's Kmart business, a significant further reduction in customer traffic in Kmart stores or the closing of a significant number of Kmart stores would have a material adverse effect on us and would likely not allow us to continue to operate.

We operate licensed footwear departments in every Kmart store in the United States, the U.S. Virgin Islands, Puerto Rico and Guam, through Shoemart Subsidiaries that own the inventory and are responsible for staffing the footwear departments. Kmart owns a 49% equity interest in each of the Shoemart Subsidiaries, with the exception of 29 Shoemart Subsidiaries in which we have a 100% equity interest as of February 26, 2005. Meldisco has operated licensed footwear departments in Kmart since 1961.

Our arrangement with Kmart is governed by the Master Agreement. The Master Agreement provides us with the non-transferable, exclusive right and license to operate a footwear department in every Kmart store. The initial term of the Master Agreement expires on July 1, 2012, and is renewable for a 15 year term upon mutual agreement, unless either party gives notice of termination at least four years prior to the end of the applicable term. Certain sub-agreements for particular Kmart stores allow the parties to terminate those agreements under specified circumstances.

On August 12, 2004, we filed the Assumption Motion. Assuming that the Court concludes that we have the right to assume the Master Agreement, we will be required under Section 365 of the Bankruptcy Code to cure existing defaults under the Master Agreement as a pre-condition to that assumption. Kmart asserts that the cure amounts are no less than $57.8 million. Without taking into account any claims we may have against Kmart in connection with Kmart's cure claim, we estimate that, as of the Petition Date, we owed Kmart no more than approximately $19.0 million.

Kmart objected to our motion to assume the Master Agreement and the sub-agreements, arguing that assumption is barred as a matter of law under
Section 365(a) of the Bankruptcy Code and challenging the cure amount associated with the assumption. Kmart has also sought to lift the Automatic Stay so that it can terminate the Master Agreement. On February 16, 2005, the Court issued a decision overruling Kmart's objection that assumption is barred as a matter of law under Section 365(a). Kmart then filed a motion for reargument of the decision on the motion to assume the Master Agreement, which was the subject of a hearing held on March 31, 2005. At this hearing, the Court reaffirmed the Assumption Decision. For a more complete discussion of this important litigation and other hearings on the Assumption Motion, see "Adversary Proceedings Involving Kmart" under Item 3 - Legal Proceedings.

Even if we are successful in assuming the Master Agreement and sub-agreements, we have lost and will continue to lose revenues whenever Kmart closes stores or transfers stores to entities that are not subject to the Master Agreement. During the first six months of 2002, while operating under the protection of Chapter 11 of the U.S. Bankruptcy Code, Kmart closed 283 stores. Kmart closed an additional 319 stores during the first four months of 2003. Kmart emerged from bankruptcy protection on May 6, 2003 and Kmart has continued and we believe will continue, to consider sales of both performing and underperforming stores. Store sales by Kmart will adversely effect us since virtually all of the footwear departments in those stores are operated at a profit by us.

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Thereafter, in November 2004, Kmart announced the Sears Acquisition which closed on March 24, 2005.

Following the announcement of the Sears Acquisition, Kmart advised us of its intent to convert certain of the 54 stores to a Sears retail format, and that Kmart expected us to discontinue operating the footwear departments in those stores. We received a notice from Kmart instructing us to either vacate approximately 24 stores or have the footwear departments relocated within the stores while their reconfiguration to a new Sears format took place. We believe that the Master Agreement continues to grant us the exclusive right to operate footwear departments in all stores which are directly or indirectly owned by Kmart and which were at one time operated as Kmart stores, whether or not Kmart operates certain of the stores under a different retail name, such as Sears Essentials. Accordingly, we filed the Enforcement Motion requesting that the Court adjudge and determine Kmart to be in contempt for violation of the Automatic Stay and assess compensatory damages. Kmart replied to the Enforcement Motion by arguing that the Automatic Stay did not prevent Kmart from converting the stores to a different format because our rights under the Master Agreement to sell footwear in the converting stores expire upon their conversion.

On February 24, 2005, the Court held a preliminary hearing with respect to the Enforcement Motion and ruled that the Automatic Stay barred Kmart from taking any actions to remove us from the stores absent a motion for relief from the Automatic Stay. Accordingly, on March 4, 2005, Kmart filed the Kmart Stay Motion. On April 6, 2005, the Court heard legal arguments concerning our claim that we have the right to continue to operate in the converted stores and reserved decision. Footstar and Kmart are discussing a schedule for discovery on any factual issues relating to the Kmart Stay Motion that might remain outstanding after the Court renders an opinion on the issues raised at the April 6, 2005 hearing. For a more complete discussion of this important litigation, see "Adversary Proceedings Involving Kmart" under Item 3 - Legal Proceedings.

If Kmart sells stores to independent third parties (i.e., not Sears) we may lose our right to operate footwear departments in such stores. If the Court clearly rules in Kmart's favor in connection with the Sears/Kmart conversion litigation after any appeals have been exhausted, Kmart is likely to continue to take the position pre and post-bankruptcy that we are not entitled to sell footwear in stores that are converted to Sears Essentials or any other name that does not include the Kmart name.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.

FISCAL 2003 VERSUS 2002

Meldisco represents substantially all of our operations. Corporate expenses, net of royalties and commissions, were approximately $13.6 million in 2003 and $10.0 million in 2002.

2003 VERSUS 2002 - CORPORATE

Royalties and commissions, which were approximately $19.5 million in 2003 and $17.9 million in 2002, consisted of the following:

   - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

   -  Commissions on goods sourced to third parties.

   -  Fees associated with third party services, such as the testing lab.

Corporate expenses, which were approximately $33.1 million in 2003 and $27.9 million in 2002, consisted of the following:

   -  General expenses not allocated.

   - Depreciation on assets located at our former headquarters in West Nyack, New York.

   -  Amortization of Company-owned trademarks.

   - In fiscal 2002, we recorded a $2.8 million write-down of trademarks acquired from J. Baker.

MELDISCO FINANCIAL PERFORMANCE - 2003 VERSUS 2002

                              1st Quarter         2nd Quarter         3rd Quarter              FULL YEAR
                            ---------------    ----------------     ---------------     -----------------------
(in millions)                 2003    2002       2003      2002       2003    2002         2003         2002
-------------------------   -------   -----    --------   -----     -------   -----     ----------   ----------
Net Sales                   $ 240.9   315.6    $  262.4   367.6     $ 239.6   321.6     $  1,015.6   $  1,346.0
                            -------   -----    --------   -----     -------   -----     ----------   ----------
Gross Profit                   63.7    81.1        84.5   119.8        65.9    92.7          304.4        410.7
SG&A Expenses                  63.2    78.0        58.6    71.6        60.6    69.0          236.2        294.2
Bad Debt Expense - Ames           -       -           -     9.2           -       -              -          9.2
Depreciation/Amortization       3.8     3.9         4.2     4.0         4.1     3.8           16.1         15.4
Restructuring, Asset
Impairment & Other Charge       2.5     1.7           -     7.0           -     4.9            2.3         13.6
                            -------   -----    --------   -----     -------   -----     ----------   ----------
Operating (Loss) Profit     $  (5.8)   (2.5)   $   21.7    28.0     $   1.2    15.0     $     49.8   $     78.3
                            =======   =====    ========   =====     =======   =====     ==========   ==========

Meldisco operates through our Shoemart subsidiaries primarily in the discount footwear market through its operation of 1,511 Kmart licensed footwear departments as of January 3, 2004, as well as other licensed footwear and retail businesses. Meldisco competes primarily with other discount department stores, discount footwear retailers, as well as off-price and value retailers. As a result, Meldisco is heavily dependent on the ability of its host retailers to attract traffic into their stores through their promotional and advertising programs. Our Shoemart Subsidiaries accounted for 89%, 86% and 84% of Meldisco's sales in 2003, 2002 and 2001, respectively.

MELDISCO - FULL YEAR RESULTS

NET SALES

Net sales decreased $330.4 million, or 24.5%, in 2003, to $1,015.6 million compared with $1,346.0 million in 2002. The 2003 sales results include a fifty-three week period compared with a fifty-two week period in 2002. This sales decrease was primarily due to Kmart store closures ($193 million), a 7.8% comparable store sales decline in Shoemart during 2003 predominantly due to weaker seasonal product sales and reduced Kmart advertising in the second half of 2003 ($60 million), the closing of all Ames stores ($81 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($53 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($35 million), the first full year of operations in both the Federated and Gordmans licensed footwear businesses ($17 million) and an expansion of Shoe Zone stores ($11 million).

GROSS PROFIT

Gross profit decreased $106.3 million, or 25.9%, to $304.4 million in 2003 compared with $410.7 million in 2002. This decrease is primarily due to the aforementioned 24.5% decrease in sales. Overall gross margin rates deteriorated to 30.0% in 2003 from 30.5% in 2002. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with our efforts to liquidate inventory in the Kmart stores that were closed during 2003.

SG&A EXPENSES

Store operating, selling, general and administrative expenses ("SG&A expenses") decreased $58.0 million, or 19.7%, to $236.2 million in 2003 compared with $294.2 million in 2002. SG&A expenses in Shoemart decreased by $36 million, or 15%, compared with the balance of Meldisco which declined by $22 million, or 45%. The overall SG&A rate as a percentage of sales increased to 23.3% in 2003 compared with 21.9% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

In 2003, we incurred approximately $18.2 million of restructuring and asset impairments relating to the closing of 316 Kmart stores. These charges included approximately $15.7 million for inventory write-downs which are included as a component of cost of sales. The other charges, which amounted to $2.5 million, included $1.9 million for severance costs and $0.6 million for asset impairments. These other charges were offset by $0.2 million of reserve reversals in the 2003 fourth quarter.

During 2002, we approved several plans in which we recorded net restructuring, asset impairment and other charges of $43.9 million principally in connection with our exiting various license arrangements acquired in the J. Baker acquisition and the closing of certain Kmart stores. The inventory portion, which amounted to $29.1 million, is included as a component of cost of sales.

The inventory write-downs did not materially impact the decrease in gross margin rates in 2003 versus 2002.

The other charges, which amounted to $13.6 million, related to asset impairments of $7.9 million, severance costs of $4.2 million and lease exit costs of $1.5 million.

OPERATING PROFIT

Operating profit decreased $28.5 million, or 36.4%, to $49.8 million in 2003 compared with $78.3 million in 2002. Operating profit margin rates decreased to 4.9% in 2003 from 5.8% in 2002 primarily due to the reasons noted above.

MELDISCO - FIRST QUARTER RESULTS

                               2003        2002           % SALES - 2003      % SALES - 2002
                              ------      ------          --------------      --------------
Net Sales                     $240.9      $315.6
                              ------      ------
Gross Profit                    63.7        81.1                26.4%              25.7%
SG&A Expenses                   63.2        78.0                26.2%              24.7%
Depreciation/Amortization        3.8         3.9                 1.6%               1.2%
Restructuring, Asset
Impairment & Other Charge        2.5         1.7                 1.0%                .5%
                              ------      ------
Operating Loss                $ (5.8)     $ (2.5)               (2.4%)              (.8%)
                              ------      ------

NET SALES

Net sales decreased $74.7 million, or 23.7%, to $240.9 million in 2003 compared with $315.6 million in 2002. This sales decrease was primarily due to Kmart store closures ($29 million), an 11.1% comparable store sales decline in Shoemart during 2003 predominantly due to weaker winter seasonal product sales ($23 million), the closing of all Ames stores ($22 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($12 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($5 million), the first full year of operations in 2003 for both the Federated and Gordmans licensed footwear businesses ($5 million) and an expansion of Shoe Zone stores ($3 million).

GROSS PROFIT

Gross profit decreased $17.4 million, or 21.5%, to $63.7 million in 2003 compared with $81.1 million in 2002. This decrease is primarily due to the aforementioned 23.7% decrease in sales. Overall gross margin rates improved to 26.4% in 2003 from 25.7% in 2002. This increase in gross margin rates was primarily due to lower excess rent payments in Shoemart in connection with lower profitability in these stores.

SG&A EXPENSES

SG&A expenses decreased $14.8 million, or 19.0%, to $63.2 million in 2003 compared with $78.0 million in 2002. SG&A expenses in Shoemart decreased by $8.1 million, or 12.7% compared with the balance of Meldisco which declined by $6.7 million, or 48.0%. The overall SG&A rate as a percentage of sales increased to 26.2% in 2003 compared with 24.7% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

During 2003, we recorded inventory write-downs of $15.7 million, which are recorded in cost of sales and employee severance and asset impairments of $2.5 million in connection with the closing of 318 Kmart stores and a $0.8 million reserve reversal related to a prior period. In 2002, we recorded inventory write-downs of $14.3 million and employee severance and asset impairments of $1.7 million in connection with the closing of 283 Kmart stores. The inventory write-downs did not materially impact the decrease in gross margin rates in 2003 versus 2002.

OPERATING LOSS

Operating loss increased $3.3 million to $(5.8) million in 2003 compared with $(2.5) million in 2002 primarily due to the reasons noted above.

MELDISCO - SECOND QUARTER RESULTS

                               2003        2002           % SALES - 2003      % SALES - 2002
                              ------      ------          --------------      --------------
Net Sales                     $262.4      $367.6
                              ------      ------
Gross Profit                    84.5       119.8                32.2%              32.6%
SG&A Expenses                   58.6        71.6                22.3%              19.5%
Bad Debt Expense - Ames            -         9.2                 N/A                2.5%
Depreciation/Amortization        4.2         4.0                 1.6%               1.1%
Restructuring, Asset
Impairment & Other Charge          -         7.0                 N/A                1.9%
                              ------      ------
Operating Profit              $ 21.7      $ 28.0                 8.3%               7.6%
                              ------      ------

NET SALES

Net sales decreased $105.2 million, or 28.6%, in 2003, to $262.4 million compared with $367.6 million in 2002. This sales decrease was primarily due to Kmart store closures ($68 million), a 5.4% comparable store sales decline in Shoemart during 2003 predominantly due to reduced Kmart traffic levels ($11 million), the closing of all Ames stores ($28 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($16 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($10 million), the first full year of operations in 2003 for both the Federated and Gordmans licensed footwear businesses ($7 million) and an expansion of Shoe Zone stores ($2 million).

GROSS PROFIT

Gross profit decreased $35.3 million, or 29.5%, to $84.5 million in 2003 compared with $119.8 million in 2002. This decrease is primarily due to the aforementioned 28.6% decrease in sales. Overall gross margin rates decreased to 32.2% in 2003 from 32.6% in 2002. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with our efforts to liquidate additional inventory in the Kmart stores due to the aforementioned comparable store sales decline.

SG&A EXPENSES

SG&A expenses decreased $13.0 million, or 18.2%, to $58.6 million in 2003 compared with $71.6 million in 2002. SG&A expenses in Shoemart decreased by $7 million, or 11.8%, compared with the balance of Meldisco which declined by $6 million, or 50.3%. The overall SG&A rate as of percentage of sales increased to 22.3% in 2003 compared with 19.5% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

BAD DEBT EXPENSE - AMES

As a result of the Ames bankruptcy, we recorded a charge of $9.2 million in 2002 as an allowance for bad debt expense in connection with our receivable from Ames.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

During 2002, we recorded inventory write-downs of $7.6 million, which are included in cost of sales and asset impairment charges, lease exit costs and severance costs of $7.0 million associated with our termination of two unprofitable licensed footwear departments. There were no restructuring charges recorded in 2003.

OPERATING PROFIT

Operating profit decreased $6.3 million, or 22.5%, to $21.7 million in 2003 compared with $28.0 million in 2002 primarily due to the reasons noted above.

MELDISCO - THIRD QUARTER RESULTS

                               2003        2002           % SALES - 2003      % SALES - 2002
                              ------      ------          --------------      --------------
Net Sales                     $239.6      $321.6
                              ------      ------
Gross Profit                    65.9        92.7                27.5%              28.8%
SG&A Expenses                   60.6        69.0                25.3%              21.5%
Depreciation/Amortization        4.1         3.8                 1.7%               1.2%
Restructuring, Asset
Impairment & Other Charge          -         4.9                 N/A                1.5%
                              ------      ------
Operating Profit              $  1.2      $ 15.0                 0.5%               4.7%
                              ------      ------

NET SALES

Net sales decreased $82.0 million, or 25.5%, in 2003, to $239.6 million compared with $321.6 million in 2002. This sales decrease was primarily due to Kmart store closures ($44 million), an 8.6% comparable store sales decline in Shoemart during 2003 predominantly due to reduced Kmart traffic levels ($10 million), the closing of all Ames stores ($33 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($10 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($10 million), the first full year of operations in 2003 for both the Federated and Gordmans licensed footwear businesses ($4 million) and an expansion of Shoe Zone stores ($3 million).

GROSS PROFIT

Gross profit decreased $26.8 million, or 28.9%, to $65.9 million in 2003 compared with $92.7 million in 2002. This decrease is primarily due to the aforementioned 25.5% decrease in sales. Overall gross margin rates deteriorated to 27.5% in 2003 from 28.8% in 2002. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with our efforts to liquidate inventory in the Kmart stores due to the aforementioned comparable store sales decline.

SG&A EXPENSES

SG&A expenses decreased $8.4 million, or 12.2%, to $60.6 million in 2003 compared with $69.0 million in 2002. SG&A expenses in Shoemart decreased by $7.9 million, or 13.5%. The overall SG&A rate as a percentage of sales increased to 25.3% in 2003 compared with 21.5% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

In 2002, we recorded inventory write-downs of $8.4 million in cost of sales and asset impairment charges and employee severance costs of $4.9 million in connection with Ames store closings. There were no restructuring charges recorded in 2003.

OPERATING PROFIT

Operating profit decreased $13.8 million to $1.2 million in 2003 compared with $15.0 million in 2002 primarily due to the reasons noted above.

FISCAL 2002 VERSUS 2001

Meldisco represents substantially all of our operations. Corporate expenses, net of royalties and commissions, were approximately $10.0 million in fiscal 2002 and $8.8 million in fiscal 2001.

2002 VERSUS 2001 - CORPORATE

Royalties and commissions, which were approximately $17.9 million in fiscal 2002 and $16.2 million in fiscal 2001, consisted of the following:

   - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

   -  Commissions on goods sourced to third parties.

   -  Fees associated with third party services, such as the testing lab.

Corporate expenses, which were approximately $27.9 million in fiscal 2002 and $25.0 million in fiscal 2001, consisted of the following:

   -  General expenses not allocated.

   - Depreciation on assets located at our former headquarters in West Nyack, New York.

   -  Amortization of Company-owned trademarks.

   - In fiscal 2002, we recorded a $2.8 million write-down of trademarks acquired from J. Baker.

MELDISCO FINANCIAL PERFORMANCE - 2002 VERSUS 2001

                                  1st Quarter            2nd Quarter          3rd Quarter              FULL YEAR
                               -----------------     -------------------   ------------------   ------------------------
(dollars in millions)           2002       2001        2002        2001     2002       2001       2002           2001
--------------------------     --------   ------     --------     ------   -------    -------   ---------     ----------
Net Sales                      $  315.6    276.6     $  367.6      410.1   $ 321.6      357.4   $ 1,346.0     $  1,444.2
                               --------   ------     --------     ------   -------    -------   ---------     ----------
Gross Profit                       81.1     77.9        119.8      139.4      92.7      100.6       410.7          441.2
SG&A Expenses                      78.0     68.9         71.6       77.4      69.0       74.0       294.2          299.7
Bad Debt Expense - Ames               -        -          9.2          -         -          -         9.2              -
Depreciation/Amortization           3.9      3.9          4.0        4.6       3.8        5.9        15.4           17.7
Restructuring, Asset
Impairment and Other Charge         1.7        -          7.0          -       4.9        2.0        13.6            3.3
                               --------   ------     --------     ------   -------    -------   ---------     ----------
Operating Profit (Loss)        $   (2.5)     5.1     $   28.0       57.4   $  15.0       18.7   $    78.3     $    120.5
                               ========   ======     ========     ======   =======    =======   =========     ==========

MELDISCO - FULL YEAR RESULTS

NET SALES

Net sales decreased $98.2 million, or 6.8%, in 2002, to $1,346.0 million compared with $1,444.2 million in 2001. This sales decrease was primarily due to Kmart store closures ($64 million), the closing of certain Ames stores ($55 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($20 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($6 million), the commencement of operations in both the Federated and Gordmans licensed footwear businesses ($12 million), an expansion of Shoe Zone stores ($12 million) and a 1.3% comparable store sales increase in Shoemart ($9 million).

GROSS PROFIT

Gross profit decreased $30.5 million, or 6.9%, to $410.7 million in 2002 compared with $441.2 million in 2001. This decrease is primarily due to the aforementioned 6.8% decrease in sales. Overall gross margin rates were 30.5% in 2002 compared with 30.6% in 2001.

SG&A EXPENSES

SG&A expenses decreased $5.5 million, or 1.8%, to $294.2 million in 2002 compared with $299.7 million in 2001. SG&A expenses in Shoemart decreased by $3.2 million, or 1.3%, compared with the balance of Meldisco which declined by $2.3 million, or 4.7%. The overall SG&A rate as a percentage of sales increased to 21.9% in 2002 compared with 20.8% in 2001, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

BAD DEBT EXPENSE - AMES

As a result of the Ames bankruptcy, we recorded a charge of $9.2 million in 2002 as an allowance for bad debt expense in connection with our receivable from Ames.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

During 2002, we approved several plans in which we recorded net restructuring, asset impairment and other charges of $43.9 million principally in connection with our exiting various license arrangements acquired in the J. Baker acquisition and the closing of certain Kmart stores. The inventory portion amounted to $29.1 million and is included as a component of cost of sales. The other charges, which amounted to $13.6 million, related to asset impairments of $7.9 million, severance costs of $4.2 million and lease exit costs of $1.5 million.

In 2001, we approved a restructuring plan totaling $9.0 million, which consisted of $5.8 million for the write-down of inventory which is included in cost of sales and $3.3 million of other charges, consisting of $1.8 million for asset impairments $0.9 million for store exit costs and $0.6 million for severance costs. The inventory write-downs did not have a material impact on gross margin performance in 2002 versus 2001.

OPERATING PROFIT

Operating profit decreased $42.2 million, or 35.0%, to $78.3 million in 2002 compared with $120.5 million in 2001 primarily due to the reasons noted above.

MELDISCO - FIRST QUARTER RESULTS

                                2002    2001         % SALES - 2002        % SALES - 2001
                               ------  ------        --------------        --------------
Net Sales                      $315.6  $276.6
                               ------  ------
Gross Profit                     81.1    77.9            25.7%                28.2%
SG&A Expenses                    78.0    68.9            24.7%                24.9%
Depreciation/Amortization         3.9     3.9             1.2%                 1.4%
Restructuring, Asset
Impairment and Other Charge       1.7       -              .5%                 N/A
                               ------  ------
Operating Profit (Loss)        $ (2.5) $  5.1             (.8)%                1.8%
                               ------  ------

NET SALES

Net sales increased $39.0 million, or 14.1%, in 2002 to $315.6 million compared with $276.6 million in 2001. This sales increase was primarily due to a 12.6% comparable store sales increase in Shoemart during 2002 predominantly due to robust seasonal product sales and a shift in the Easter holiday to March in 2002 from April in 2001 ($31 million) and the full period results of J. Baker, which was acquired in February 2001 ($5 million).

GROSS PROFIT

Gross profit increased $3.2 million, or 4.1%, to $81.1 million in 2002 compared with $77.9 million in 2001. This increase is primarily due to the aforementioned 14.1% increase in sales. Overall gross margin rates decreased to 25.7% in 2002 from 28.2% in 2001. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with going out of business sales associated with the closing of 283 Kmart stores ($13 million). The impact of these markdowns was partially offset by the aforementioned sales increase.

SG&A EXPENSES

SG&A expenses increased $9.1 million, or 13.2%, to $78.0 million in 2002 compared with $68.9 million in 2001. SG&A expenses in Shoemart increased by $4.7 million, or 7.8%, compared with the balance of Meldisco which increased by $4.4 million, or 46.9% due to full period results of J. Baker. The overall SG&A rate as of percentage of sales was essentially unchanged at 24.7% in 2002 compared with 24.9% in 2001.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

During 2002, we recorded inventory write-downs of $14.3 million in cost of sales and employee severance and asset impairments of $1.7 million in connection with the closing of 283 Kmart stores. There were no restructuring charges recorded in 2001.

OPERATING PROFIT (LOSS)

We recorded an operating (loss) of $2.5 million in 2002 compared with an operating profit of $5.1 million 2001 primarily due to the reasons noted above.

MELDISCO - SECOND QUARTER RESULTS

                                 2002          2001          % SALES - 2002             % SALES - 2001
                               --------      --------        --------------             --------------
Net Sales                      $  367.6      $  410.1
                               --------      --------
Gross Profit                      119.8         139.4            32.6%                      34.0%
SG&A Expenses                      71.6          77.4            19.5%                      18.9%
Bad Debt Expense - Ames             9.2             -             2.5%                       N/A
Depreciation/Amortization           4.0           4.6             1.1%                       1.1%
Restructuring, Asset
Impairment and Other Charge         7.0             -             1.9%                       N/A
                               --------      --------
Operating Profit               $   28.0      $   57.4             7.6%                      14.0%
                               --------      --------

NET SALES

Net sales decreased $42.5 million, or 10.4%, in 2002 to $367.6 million compared with $410.1 million in 2001. This sales decrease was primarily due to Kmart store closures ($12 million), a 4.9% comparable store sales decline in Shoemart during 2002 predominantly due to the aforementioned Easter shift from April to March and weaker seasonal product sales ($14 million).

The Ames store closures and other store closures associated with the J. Baker acquisition ($20 million) also contributed to the sales decrease.

GROSS PROFIT

Gross profit decreased $19.6 million, or 14.1%, to $119.8 million in 2002 compared with $139.4 million in 2001. This decrease is primarily due to the aforementioned 10.4% decrease in sales. Overall gross margin rates decreased to 32.6% in 2002 from 34.0% in 2001. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with our efforts to liquidate inventory in the Kmart stores that were closed during 2002.

SG&A EXPENSES

SG&A expenses decreased $5.8 million, or 7.5%, to $71.6 million in 2002 compared with $77.4 million in 2001. SG&A expenses in Shoemart decreased by $2.9 million, or 4.6%, compared with the balance of Meldisco which declined by $2.9 million, or 20.9%. The overall SG&A rate as of percentage of sales increased to 19.4% in 2002 compared with 18.9% in 2001, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

BAD DEBT EXPENSE - AMES

As a result of the Ames bankruptcy, Meldisco recorded a charge of $9.2 million as an allowance for bad debt expense in connection with our receivable from Ames.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

In 2002, we recorded inventory write-downs of $7.6 million which is included in cost of sales and asset impairment charges, lease exit costs and employee severance costs of $7.0 million associated with our termination of two unprofitable licensed footwear departments. There were no restructuring charges recorded in 2001. The inventory write-downs did not have a material impact on gross margin performance in 2002 versus 2001.

OPERATING PROFIT

Operating profit decreased $29.4 million, or 51.2%, to $28.0 million in 2002 compared with $57.4 million in 2001 primarily due to the reasons noted above.

MELDISCO - THIRD QUARTER RESULTS

                                 2002          2001               % SALES - 2002             % SALES - 2001
                               --------      --------             --------------             --------------
Net Sales                      $  321.6      $  357.4
                               --------      --------
Gross Profit                       92.7         100.6                  28.8%                     28.1%
SG&A Expenses                      69.0          74.0                  21.5%                     20.7%
Depreciation/Amortization           3.8           5.9                   1.2%                      1.7%
Restructuring, Asset
Impairment and Other Charge         4.9           2.0                   1.5%                      0.6%
                               --------      --------
Operating Profit               $   15.0      $   18.7                   4.7%                      5.2%
                               --------      --------

NET SALES

Net sales decreased $35.8 million, or 10.0%, in 2002 to $321.6 million compared with $357.4 million in 2001. This sales decrease was primarily due to Kmart closures ($29 million), a 2.5% comparable store sales decline in Shoemart during 2002 predominantly due to weaker seasonal product sales ($6 million), the closing of certain Ames stores ($7 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($7 million). This sales decrease was partially offset by the July 2002 launch of operations in both the Federated and Gordmans licensed footwear businesses ($5 million) as well as an expansion of Shoe Zone stores ($3 million) and initial product shipments to Wal-Mart ($4 million).

GROSS PROFIT

Gross profit decreased $7.9 million, or 7.9%, to $92.7 million in 2002 compared with $100.6 million in 2001. This decrease is primarily due to the aforementioned 10.0% decrease in sales. Overall gross margin rates were essentially unchanged.

SG&A EXPENSES

SG&A expenses decreased $5.0 million, or 6.8%, to $69.0 million in 2002 compared with $74.0 million in 2001. SG&A expenses in Shoemart decreased by $2.6 million, or 4.3%, compared with the balance of Meldisco which declined by $2.4 million, or 17.9%. The overall SG&A rate as of percentage of sales increased to 21.5% in 2002 compared with 20.7% in 2001, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

In 2002, we recorded inventory write-downs of $8.4 million which are included in cost of sales and asset impairment charges and employee severance costs of $4.1 million in connection with Ames' store closings. In 2001, we recorded a $2.0 million restructuring charge related to the termination of certain landlord relationships and store exit costs. The inventory write-downs did not have a material impact on gross margin performance in 2002 versus 2001.

OPERATING PROFIT

Operating profit decreased $3.7 million, or 19.8%, to $15.0 million in 2002 compared with $18.7 million in 2001 primarily due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our DIP and Exit Facility. The DIP and Exit Facility is structured to support general corporate borrowing requirements while operating under Chapter 11 and upon emergence. We were also able to successfully negotiate and obtain improved payment terms with our vendors and factories overseas applicable to orders for merchandise placed on or after December 1, 2004.

Our Plan provides for the assumption of the Master Agreement (including a determination of Kmart's cure claim) prior to Plan confirmation. If and when the Plan is confirmed, we expect to make an initial distribution of cash to creditors. The amount of this initial distribution will be based upon our cash balance remaining after payment of, or establishing reasonable reserves for, administrative claims, cure claims to the extent applicable, priority tax claims, secured tax claims and convenience claims as well as establishing a working capital cash reserve of $28.0 million. As set forth in the Plan, if the initial distribution does not exceed the lesser of $121.0 million or 85% of the then estimated general unsecured claims, we will apply up to $21.0 million of our working capital cash reserve to increase the initial distribution to an amount equal to the lesser of $121.0 million or 85% of the then estimated general unsecured claims. Balances due creditors after the initial distribution, if any, will be paid subject to our generation of free cash flow, as defined. Such amounts will be distributed following the first and third quarters of each fiscal year until such obligations have been satisfied.

We believe that our cash on hand, cash flows from operations and the DIP and Exit Facility will provide sufficient financing to meet our currently foreseeable liquidity and capital requirements, including, but not limited to, payments to creditors as set forth in the Plan.

As of February 26, 2005, we had no loans outstanding and $20.2 million of outstanding letters of credit under the DIP and Exit Facility. Letters of credit reduce the borrowing capacity of the DIP and Exit Facility.

Prior to filing the Chapter 11 cases, we were in negotiations with our lending syndicate with respect to obtaining necessary liquidity. In addition, we had initiated discussions with alternative financing sources. We had also explored the possibility of a sale of certain of our assets to obtain liquidity. As none of these alternatives were successful, we filed voluntary petitions for relief under Chapter 11 in order to obtain necessary liquidity and restructure our debt. See "Overview"

The DIP and Exit Facility

Effective March 4, 2004, we entered into a senior secured $300.0 million DIP Credit Agreement. The DIP Credit Agreement provided for revolving loans of up to $240.0 million (including a sub-limit of $75.0 million for letters of credit) and a term loan of $60.0 million. The DIP Credit Agreement had a term of two years.

The DIP Credit Agreement was subsequently amended to, among other things, reduce the amount of DIP financing available to reflect the operating needs of our smaller business base resulting from our sales and other restructuring activities. On July 22, 2004, the DIP Credit Agreement was further amended and became the DIP and Exit Facility. Under the DIP and Exit Facility we have access to up to $100.0 million of secured DIP financing, including a sub-limit for letters of credit. Availability under the DIP and Exit Facility is determined by a borrowing base formula based upon inventory and accounts receivable. Upon emergence from Chapter 11, we may, at our option and upon satisfaction of certain conditions, convert the DIP and Exit Facility to the Exit Facility, which will provide for up to $160.0 million in revolving commitments, including a sub-limit for letters of credit. The conditions include the absence of any default or event of default, confirmation of the Plan and satisfaction of all conditions related thereto, resolution of all issues related to our assumption of the Master Agreement and our delivery of forward looking projections acceptable to the lender and specified availability levels. Borrowings under the DIP and Exit Facility will bear interest at Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at our option with the applicable margin based on excess availability levels. A quarterly fee of 0.3% per annum is payable on the unutilized balance.

The DIP and Exit Facility has a total term not to exceed five years from the Petition Date and expires upon Plan confirmation. The Exit Facility is effective upon our emergence from bankruptcy and its term will be three years. Because there could be a number of months between confirmation and emergence, we plan to work with our current lenders to ensure the DIP and Exit Facility is amended to provide continued financial support to us during the period from Plan confirmation to emergence.

The Pre-Petition Credit Facility

Prior to our filing under Chapter 11, our principal sources of liquidity used in funding our short-term operations were our operating cash flows and our senior secured credit facility ("Credit Facility") with a syndicate of lenders led by Fleet. The Credit Facility has since been replaced by the DIP and Exit Facility. As of January 3, 2004, there was $213.4 million outstanding under the Credit Facility, including letters of credit.

Based on the borrowing base availability calculation contained in the Credit Facility, as of January 3, 2004, we had approximately $60.5 million of excess availability remaining after the application of $30.0 million in required minimum excess availability. On that date, the interest rate on the term loan was 15.0%, the weighted average interest rate on the outstanding revolving loans was 3.6% and the weighted average interest rate of all outstanding borrowings was 8.7%.

Operating Cash Flows from Continuing Operations

Net cash provided by operating activities totaled $19.6 million in fiscal year 2003, compared with $159.7 million and $41.1 million for fiscal years 2002 and 2001 respectively. During fiscal year 2003, net cash requirements for operations, capital additions and dividends to Kmart were funded from cash flows from operations and the Credit Facility.

In March 2004, we sought bankruptcy protection after we determined we could not obtain necessary liquidity from our lending syndicate or additional debt or equity financing. This decline in liquidity primarily resulted from unprofitable results in the Athletic Segment, a reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of the Kmart bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and capital market volatility.

All proceeds due to Meldisco from the sale of products in the licensed footwear departments at Kmart stores through February 26, 2005 have been paid to Meldisco in a timely manner.

2003 First Quarter

Our principal sources of liquidity used in funding our short-term operations were our operating cash flows and borrowing capacity under the Credit Facility. Effective March 21, 2003, we amended the Credit Facility to, among other things, waive certain financial covenant compliance for prior periods.

As of March 29, 2003, we had $70.0 million outstanding under the term loan portion of the Credit Facility and $132.6 million outstanding under the revolving commitments, including outstanding letters of credit. Based upon the borrowing base availability calculation contained in the Credit Facility, as of March 29, 2003, we had approximately $67.1 million of excess availability remaining after application of excess availability and reserve requirements. On that date, the interest rate on the term loan was 14.25%, the weighted average interest rate on the outstanding revolving loans was 3.7% and the weighted average interest rate of all outstanding borrowings was 7.4%.

2003 Second Quarter

Our principal sources of liquidity used in funding our short-term operations were our operating cash flows and borrowing capacity under the Credit Facility. As of June 28, 2003, we had $70.0 million outstanding under the term loan portion of the Credit Facility and $180.0 million outstanding under the revolving commitments, including outstanding letters of credit. Based upon the borrowing base availability calculation contained in the Credit Facility, as of June 28, 2003, we had approximately $36.6 million of excess availability remaining after application of $20.0 million in required excess availability. On that date, the interest rate on the term loan was 14.25%, the weighted average interest rate on the outstanding revolving loans was 3.6% and the weighted average interest rate of all outstanding borrowings was 6.5%.

2003 Third Quarter

Our principal sources of liquidity used in funding our short-term operations were our operating cash flows and borrowing capacity under the Credit Facility. Effective September 24, 2003, we further amended the Credit Facility to among other things, increase the term loan portion of the Credit Facility from $70.0 million to $90.0 million and the overall principal amount of the Credit Facility from $325.0 million to $345.0 million. As of September 27, 2003, we had $179.6 million outstanding under the term loan portion of the Credit Facility and $174.1 million outstanding under the revolving commitments, including outstanding letters of credit. Based upon the borrowing base availability calculation contained in the Credit Facility, as of September 27, 2003, we had approximately $26.8 million of excess availability remaining after application of $20.0 million in required excess availability. On that date, the interest rate on the term loan was 15.0%, the weighted average interest rate on the outstanding revolving loans was 3.5% and the weighted average interest rate of all outstanding borrowings was 7.6%.

2002 First Quarter

Our principal sources of liquidity used in funding our short-term operations were our operating cash flows and revolver borrowings. We had a $325.0 million three year revolving senior unsecured credit facility with a syndicate of banks, which was effective May 25, 2000 (collectively, with all amendments the "2000 Credit Facility"). The 2000 Credit Facility contained various operating covenants, which, among other things, imposed certain limitations on our ability to incur liens or indebtedness, merge, consolidate, make capital expenditures or declare and make dividend payments. Under the 2000 Credit Facility, we were required to comply with financial covenants relating to debt and interest coverage. As of March 30, 2002, we had $193.3 million in loans outstanding under the 2000 Credit Facility and the weighted average interest rate on the outstanding loan balance was 3.9%.

2002 Second Quarter

Our principal sources of liquidity used in funding our short-term operations were our operating cash flows and the 2000 Credit Facility. As of June 29, 2002, we had outstanding loans and letters of credit totaling $213.8 million and $6.1 million, respectively, under the 2000 Credit Facility and the weighted average interest rate on the outstanding loan balance was 3.9%.

2002 Third Quarter

Our principal sources of liquidity used in funding our short-term operations were our operating cash flows and the 2000 Credit Facility. As of September 28, 2002, we had outstanding loans and letters of credit totaling $218.0 million and $6.1 million, respectively, under the 2000 Credit Facility and the weighted average interest rate on the outstanding loan balance was 3.5%.

On October 18, 2002, we entered into the Credit Facility, which was a three year $325.0 million senior secured credit facility, which replaced the 2000 Credit Facility. The Credit Facility was comprised of a $255.0 million revolving credit facility and a fully-drawn $70.0 million term loan and had a maturity date of October 17, 2005.

Commitments

As of January 3, 2004, we leased various properties of which the vast majority were operating leases and, as such, were not included in the assets or liabilities of the Company. As these leases related to our rejected Athletic Segment properties, they are not included in the summary below.

Following is a summary of our significant contractual obligations as of January 3, 2004 (in millions):

                                           Payments Due By Period
Contractual Obligations    Total  Less than 1 Year  1-3 Years  4-5 Years  After 5 Years
-----------------------   ------  ----------------  ---------  ---------  -------------
Credit Facility           $213.4  $          213.4  $       -  $       -  $           -
Mortgage payable             7.1               0.9        3.0        2.5            0.7
Operating leases            12.0               7.3        3.5        0.7              -
                          ------  ----------------  ---------  ---------  -------------
        Total             $232.5  $          221.6  $     6.5  $     3.2  $         0.7
                          ------  ----------------  ---------  ---------  -------------

The above table does not include (i) the license fees and excess fees, as defined in the Master Agreement, as such fees are based on sales and profits and
(ii) contingent fees relating to store leases, as such fees are based on sales. License fees, excess fees and contingent fees were approximately $101.6 million, $145.6 million and $158.1 million in 2003, 2002 and 2001, respectively.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to the valuation of inventory, deferred tax assets and the impairment of long-lived assets. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may ultimately differ from these estimates. Our management has discussed with the Audit Committee of its Board of Directors the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. We considered the following to be our critical accounting policies in the preparation of the Consolidated Financial Statements included in this report.

Valuation and Aging of Inventory and Shrink Reserve

Merchandise inventory is a significant portion of our consolidated balance sheets, representing approximately 47% of total assets of continuing operations as of January 3, 2004 compared with 46% of total assets as of December 28, 2002. Inventories are valued using the lower of cost or market value, determined by the reverse mark-up or retail inventory method ("RIM"). Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

The methodologies we utilize in our application of RIM are consistent for all periods presented. Such methodologies include the development of cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. RIM calculations require management to make estimates, such as merchandise mark-on, mark-ups, markdowns and shrinkage, that can significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, may not, in all circumstances, reflect actual historical experience, and could result in significant differences to amounts recorded. Future events, such as store closings and liquidations, could result in an increase in the level of estimated markdowns which could result in lower inventory values and increases to cost of sales in future periods. In addition, failure to take markdowns currently can result in an overstatement of inventory value under the lower of cost or market principle.

As a supplement to the inventory values established under the RIM, we establish reserves for additional markdowns associated with shrink and aged product. The shrink expense reserve represents a reserve for the unidentified loss of inventory. Management uses historical percentages to accrue shrink expense. Physical inventory counts are performed at each store and distribution location throughout the year. At the completion of the inventory count, actual shrink expense is quantified and compared to the shrink reserve. Any difference between actual shrink expense and the reserve is recorded as a reduction or addition to inventory on the consolidated balance sheet and as a reduction or addition to cost of sales in the consolidated statements of operations.

The aged inventory reserve represents an estimate of the markdown required to liquidate aged inventory, which is generally defined as inventory that is aged 12 months or more. Management calculates a reserve for aged inventory by comparing the cost of the inventory to the estimated realizable value of the inventory. In order to accomplish this, we analyze the quantity and quality of all inventory in seasonal aging brackets (i.e., aged one season, two seasons, etc.). The expected markdowns necessary to liquidate each aging bracket are thus analyzed to determine if the related cost exceeds the net realizable value and a reserve, if necessary, is established.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of, which generally requires us to assess these assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible assets and intangible assets that are amortized may not be recoverable. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. The ability to accurately predict future cash flows may impact the determination of fair value. Management's assessments of cash flows represent its best estimate as of the time of the impairment review and are based upon expected future results of operations. Management believes that its estimates of applicable cash flows in the current period are reasonable; however, if different cash flows had been estimated in the current period, the long-lived asset balances could have been materially impacted. Furthermore, estimates may change from period to period as new information is generated and as trends are identified, and this could materially impact results in future periods. Factors that management must estimate when performing impairment tests include, among other items, sales volume, the related cost of product, markdowns, shrink and estimated flow through or operating profit percentages. Actual results may ultimately differ from these estimates and, as a result, the fair values may be adjusted in the future.

Insurance and Self-Insurance Liabilities

We are primarily self-insured for worker's compensation and medical costs, as our deductible under third party coverage is $250,000 per claim. We establish accruals for our insurance programs based on available claims data and historical trends and experience, as well as loss development factors prepared by third party actuaries. Loss development factors are estimates based on our actual historical data and other retail industry data. We evaluate the accrual and the underlying assumptions for workers compensation claims and for medical costs quarterly and make adjustments as needed based on third party actuarial assessments. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimating process. In the event we determine the accruals should be increased or reduced, we record such adjustments in the period in which such determination is made. The accrued obligation for these self-insurance programs was approximately $12.4 million at the end of fiscal year 2003 and $12.3 million at the end of fiscal year 2002. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.

Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods.

As of January 3, 2004 we have recorded a net deferred tax asset of $99.2 million and a related valuation allowance of $94.9 million. In connection with the audits of our fiscal years 2003 and 2002 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on projections of our future taxable earnings. Primarily due to our historical losses and projected results, for accounting purposes we cannot rely on anticipated long-term future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded in fiscal year 2003 an additional non-cash valuation allowance of $24.7 million, of which approximately $17.6 million is applicable to discontinued operations and in fiscal 2002 recorded $70.2 million, of which $48.9 million is applicable to discontinued operations.

Goodwill and Other Assets

FASB Statement No. 142, Goodwill and Other Intangible Assets, requires annual testing for the impairment of goodwill and unamortized intangibles at a reporting unit level. Statement No. 142 also required a goodwill impairment test as of the first day of fiscal year 2002, the adoption date. We identified our reporting units under Statement No. 142 as the Meldisco Segment and, prior to its sale, the Athletic Segment. We maintained goodwill at the Athletic Segment relating to the assets of Footaction in the amount of $18.0 million and at the Meldisco Segment relating to the assets acquired from J. Baker in the amount of $24.3 million. The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of related businesses, where appropriate. We completed our impairment test during the third quarter of fiscal year 2002 and determined that the $24.3 million of goodwill of the Meldisco Segment relating to the assets acquired from J. Baker was impaired under the fair value test. This impairment was the result of sequential periods of decreased operating profit and the exit of most of the leases acquired. Accordingly, we recognized a charge for the cumulative change of adopting the accounting standard as shown in the consolidated statements of operations.

Retiree Medical Benefits

The costs and obligations of our retiree medical plans (for current retirees and a "closed" group of active associates who meet certain eligibility requirements) are calculated by third party actuarial assessments using many assumptions to estimate the benefit that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. The most significant assumptions, as presented in Note 25 to the consolidated financial statements, include discount rate and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Future health care costs may differ substantially from these assumptions. These differences may significantly impact future retiree medical expenses.

Excess Rent and Minority Interest Payments

As set forth in the Master Agreement, Kmart collects the sales proceeds for our inventory and remits those sales proceeds on a weekly basis to us less certain applicable fees outlined in the Master Agreement. In addition, at the end of the first quarter of each fiscal year, Meldisco pays Kmart a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries for the preceding fiscal year and an excess rent payment for the preceding fiscal year end which is contingent upon store-by-store or store level profits above certain levels.

Under the Master Agreement, Kmart may audit the books and records of the Shoemart Subsidiaries. In addition, we may audit the deductions taken by Kmart from the weekly sales proceeds. Under the bankruptcy claims procedures, Kmart asserts that we owe them no less than $57.8 million in cure obligations under the Master Agreement. We contend that, as of the Petition Date, the cure amount is approximately $19.0 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003 the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, (Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities ("VIE") as defined under FIN 46.) According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. As of January 3, 2004, we did not have interests in VIEs. The adoption of the provisions of this interpretation did not have a material effect on our financial statements.

In December 2003 the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), (Employer's Disclosure about Pensions and Other Postretirement Benefits). FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.

In January 2004 the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, (Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. See Note 25 of the Notes to the Consolidated Financial Statements for information on our Postretirement Benefit Obligation. In 2004, the FASB issued FASB Staff Position 106-2, which requires that employers that qualify for a prescription drug subsidy must recognize the reduction in costs as employees provide services in future years, commencing with reporting periods ending after June 15, 2004. We estimate that the medical drug subsidy that we will receive from 2006 through 2013 will be approximately $2.4 million.

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of APB No. 43, Chapter 4 ("Statement No. 151"), was issued. Statement No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. Statement No. 151 is effective for the fiscal year beginning January 1, 2006. The adoption of Statement No. 151 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 ("Statement No. 153"). Statement No. 153 is effective for nonmonetary asset exchanges occurring in our fiscal year beginning January 1, 2006. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment, which is a revision of Statement No. 123. With limited exceptions, Statement No. 123 (Revised 2004) requires that the fair value of share-based payments to employees be expensed over the period service is received. This Statement is effective for us beginning with our first interim period subsequent to June 15, 2005. We intend to adopt this Statement using the modified prospective method. We can not yet determine the impact that any future share-based payment transactions will have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of January 3, 2004, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. As of February 26, 2005, there were no borrowings outstanding under the DIP and Exit Facility, other than approximately $20.2 million of outstanding letters of credit.

INTEREST RATES

As of January 3, 2004, we had $213.4 million outstanding under the Credit Facility, including letters of credit. The Credit Facility was subject to variable and fixed rates. The Company, from time to time, undertakes borrowings to finance working capital and other corporate requirements. Our peak borrowing periods coincide with peak inventory purchases.

We incurred variable rate debt through the revolving credit portion of the Credit Facility. This debt exposed us to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of our interest expense, effective January 8, 2002, we entered into four interest rate swap agreements with a total notional amount of $60 million, which fixed the interest rate at approximately 3.6% on the notional amount of $60 million. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The four interest rate swap agreements expired on January 8, 2004. For the year ended January 3, 2004, the interest rate cash flow hedges were highly effective. As of January 3, 2004, the fair value of each interest rate swap is reflected in the consolidated balance sheet as a current payable in accrued expenses totaling $367,000. For the years ended January 3, 2004 and December 28, 2002, we reclassified $1.5 million and $1.0 million, respectively, into interest expense. There were no net gains or losses from cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation. Since the four interest rate swaps qualified as cash flow hedges and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive loss. We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. No swap agreements were discontinued during fiscal year 2003 or 2002.

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Credit risk of derivative instruments is considered minimal as we maintain risk management control systems to monitor the financial condition of the counterparties to the contract and interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations, as well as our offsetting hedge positions.

FOREIGN EXCHANGE

A significant percentage of Meldisco's products are sourced or manufactured offshore, with China accounting for approximately 92% of all sources. Our offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firms, the Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements, and the supplementary financial information called for by this Item 8 are listed below. Specific financial statements and supplementary data can be found beginning on the page listed in the following index:

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Registered Public Accounting Firm                                                           F-2

Report of Independent Registered Public Accounting Firm                                                           F-3

Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2004, December
28, 2002 and December 29, 2001                                                                                    F-4

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002                                           F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Fiscal Years
Ended January 3, 2004, December 28, 2002 and December 29, 2001                                                    F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2004, December
28, 2002 and December 29, 2001                                                                                    F-7

Notes to Consolidated Financial Statements                                                                        F-8

Schedule II - Valuation and Qualifying Accounts for the
Fiscal Years ended January 3, 2004, December 28, 2002 and December 29, 2001                                        86

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on December 14, 2004, the Company's Audit Committee of the Board of Directors approved the dismissal of KPMG LLP and the hiring of Amper, Politziner & Mattia, P.C. ("APM") as the Company's independent accountant.

In connection with the audits of the two fiscal years ended December 28, 2002 and December 29, 2001, and the subsequent interim period through December 14, 2004, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of KPMG LLP on our consolidated financial statements as of December 28, 2002 and December 29, 2001 and for the three fiscal years then ended, included in our Annual Report on Form 10-K for Fiscal Year 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that KPMG LLP's report on our consolidated financial statements as of December 28, 2002 and December 29, 2001 and for the three fiscal years then ended contained
(1) a separate paragraph stating that "the accompanying consolidated financial statements and the financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on March 2, 2004 the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing for reorganization raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty", and (2) a separate paragraph stating that the consolidated balance sheet as of December 29, 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for the years ended December 29, 2001 and December 30, 2000 included therein were restated.

In connection with the audits of the fiscal years 2002 and 2001 and the subsequent interim period through December 14, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that KPMG LLP advised us of the following matters which it considered to be "material weaknesses" or "reportable conditions". Substantially all of the matters identified herein have subsequently been remediated by us, with several remaining in the process of remediation:

   - Control Environment (Tone at the Top, Adequacy of Resources and Organizational Structure) - Needed to improve the control environment of the Company.

   - Accounts Payable Reconciliation - These reconciliations were incorrectly prepared and were not properly reviewed as part of the year end closing process.

   - Management Override of Controls - Vendor payables were written off to reduce expenses.

   - Three-way Auto Match Process of Purchase Order, Receiver and Invoice - Controls over the three-way match of vendor purchase orders, receiving reports and invoices were not consistently effective.

   - Inventory In-Transit - The process and systems used to track and record inventory in-transit were inadequate and flawed resulting in errors in the timing of recording inventory receipts.

   - Warehouse 15 Shrink - There was a lack of controls over and accountability for inventory shipped between distribution centers and stores.

   - Processing of Proof of Delivery Payments - Certain policies and procedures needed to be implemented in order to enhance the overall control over payments to vendors outside the normal accounts payable three-way auto match process.

   - Purge Process - There was no formal policy in place to assure that all manual entries recorded to the general ledger for items such as proof of delivery payments, electronic funds transfer payments and manual checks agree with the related items deleted (purged) from the accounts payable subledger and the unmatched vendor invoice file.

   - Manual Entries - Certain manual entries lacked appropriate documentation and systems improvements were necessary to reduce the large number of manual entries required in order to close the books.

   - Vendor Debit Balances - There were a number of unapplied debit balances which were not appropriately reviewed and resolved.

   - Communications between Departments and Personnel - There was a need for improved communication between the Registrant's various departments and the Registrant's finance department.

   - Document Retention - Retention policies and procedures were not clearly defined and documented.

   - Payroll Withholding Tax - Improved procedures were required to eliminate the significant number of tax deficiency notices being received, specifically in the payroll withholding area. Controls were required to quantify and record changes to reserves required for estimated adjustments.

   - Sales and Use Tax - The system to identify and assist compliance with use tax obligations needed to be improved.

   - Book to Budget Process - The method by which the Company estimates several of its quarterly and annual accruals needed to be improved.

   - Intercompany Reconciliations - Stronger controls over the reconciliation of intercompany accounts needed to be implemented.

   - Accrued Royalty to 3rd Parties - Stronger controls over the calculation of the royalty accrual needed to be implemented.

   - Inventory Reconciliations - Stronger controls over inventory reconciliation procedures needed to be implemented.

   - Minority Interest/Excess Rent Calculation - Needed to improve the reconciliation process to ensure the accuracy of related balances recorded in the general ledger.

   - Accounting for Shrink - Stronger controls over the accounting for shrink needed to be implemented.

   - Reconciliation of Inventory Shrink to the General Ledger - Needed to document a process of reviewing shrink by store and reconciling the cumulative year to date store shrink expense to the general ledger on a quarterly and annual basis.

   - Worn and Damaged Receivables - Needed to improve the tracking and monitoring of worn and damaged receivables by vendor.

   - Family Plan Accrual - Needed to improve the supporting calculations used in determining this accrual.

   - Contingent Rent Liability - Procedures needed to be put in place to ensure that the contingent rent liability is computed accurately.

   - Physical Inventory Process - Needed to improve procedures governing the physical inventory process.

   - Co-Op Advertising - Needed to improve procedures to enhance overall controls in this area.

   - Communication between Internal and External Auditors - Needed to improve communications between internal and external auditors.

   - Actuarial Calculations - Needed to utilize a qualified actuary to assist in performing all relevant calculations.

   - Formalization of Policies and Procedures - Needed to document formal written policies and procedures available for accounting and operating personnel.

   - Segregation of Duties of Generation of Purchase Orders and Matching Invoices - Needed to implement a formal policy with proper segregation of duties over the Construction and Store Planning Department.

   - Inventory Aging Reserve - Needed to improve the supporting calculations used in determining this reserve.

   - Sales Return Analysis - Needed to improve the supporting calculations used in determining sales returns.

   - Bank Reconciliation - Needed to reconcile all bank accounts on a timely basis.

   - 401K Profit Sharing Accrual and Employer Match Contribution - Needed to improve the supporting calculation used in determining the 401K profit sharing and employer match accrual.

   - Straight-Line Rent - Procedures needed to be put in place to ensure that straight line rent is being computed accurately.

   - Access to the Data Center - Needed to restrict data center access to authorized personnel only.

   - Password Lockout Controls - Needed to implement password lockout controls for all critical applications.

   -  Forced Password Changes - Needed to change passwords on a periodic basis.

   - Sharing of IDs and Passwords - Needed to improve controls related to the sharing of ids and passwords.

   - Server Analysis - Needed to develop minimum baseline build requirements for all operating systems.

   - Segregation of Duties/Data Integrity of an Affinity SQL Query - Needed to improve controls over the integrity of the affinity SQL query.

We did not consult with APM on any matters relating to the application of accounting principles or reportable events prior to their engagement.

ITEM 9A. CONTROLS AND PROCEDURES

On November 13, 2002, we announced that management had discovered discrepancies in the reporting of its accounts payable balances. An investigation of the discrepancies was conducted with the oversight of the Audit Committee of the Board of Directors and the assistance of outside legal advisors and forensic accountants.

The investigation determined that a restatement of previously issued financial statements over a five-and-one-half year period from the beginning of fiscal year 1997 through June, 2002 was required. This restatement was included in our fiscal year 2002 Annual Report on Form 10-K that was filed on September 3, 2004.

The restatement process identified certain deficiencies in our internal controls that existed in 2002 and years prior to 2002. We have concluded that the following internally identified control deficiencies constituted "material weaknesses" or "significant deficiencies" as defined under the standards established by the Public Company Accounting Oversight Board:

   - Accounts Payable Reconciliations -These reconciliations were incorrectly prepared and were not properly reviewed as part of the year end closing process.

   - Management Override of Controls - Vendor payables were written off to reduce expenses.

   - Inventory In-Transit - The process and systems used to track and record inventory in-transit were inadequate and flawed resulting in errors in the timing of recording inventory receipts.

   - Warehouse Shrink - There was a lack of controls over and accountability for inventory shipped between distribution centers and stores.

   - Vendor Three-way Match - Controls over the three-way match of vendor purchase orders, receiving reports and invoices were not consistently effective, for example, improved procedures were required to reduce the number of Proof of Delivery ("POD") payments.

   - Manual Entries - Certain manual entries lacked appropriate documentation and systems improvements were necessary to reduce the large number of manual entries required in order to close the books.

   - Vendor Debit Balances - There were a number of unapplied debit balances which were not appropriately reviewed and resolved.

   - Accruals -The quarterly and annual accrual of certain costs such as bonuses, 401k contributions, insurance and royalties were not adequately documented and supported.

   - Document Retention - Retention policies and procedures were not clearly defined and documented.

   - Intercompany Reconciliations - Stronger controls over the reconciliation of intercompany accounts needed to be implemented.

   - Inventory Reconciliations - Stronger controls over inventory reconciliation procedures needed to be implemented.

   - Payroll Withholding - Improved procedures were required to eliminate the significant number of tax deficiency notices being received, specifically in the payroll withholding area. Controls were required to quantify and record changes to reserves required for estimated adjustments.

   - "Tone at the Top" - Needed to improve the control environment at the Company.

   - Organization and Structure - Some levels of the organization were not being sufficiently trained, staffed or supervised to perform as expected.

   - Sales and Use Tax System - The system to identify and assist compliance with use tax obligations needed to be improved.

   - Straight Line Rent - Procedures needed to be put in place to ensure that straight line rent is being computed accurately.

   - Minority Interest/Excess Calculation - Needed to improve the reconciliation process to ensure the accuracy of related balances recorded in the general ledger.

We are committed to maintaining disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Financial Reporting and Control, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The effectiveness of the Company's or any systems of disclosure controls and procedures and internals controls is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal controls will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion.

Rule 13a-15(b), which became applicable to us during the third quarter of our 2003 fiscal year, requires that we evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of each fiscal quarter. Because of the late filing of this report, we conducted an evaluation both as of January 3, 2004, the end of the period covered by this report, and as of February 26, 2005. The evaluations were conducted by our management, under the supervision and with the participation of our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control.

Based upon this evaluation and the investigation discussed above, our Chief Executive Officer and Senior Vice President of Financial Reporting and Control previously concluded that, as of December 28, 2002, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed in our Exchange Act reports was accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control, as appropriate to allow timely decisions regarding required disclosure. With assistance from a professional services firm, during 2003 we implemented an Internal Process and Controls Plan (formerly the "Remediation Plan") and revised our Disclosure Controls Policy and Procedures (together, the "Internal Process and Controls Plan") designed to improve our internal controls. The Internal Process and Controls Plan, which is administered by an Internal Process and Controls Committee, has been finalized and implemented. The Internal Process and Controls Plan provides for continuous updates as improvements in internal controls are identified and implemented and for new processes and systems or changes to the existing processes and systems. During 2003, we also adopted a comprehensive certification process to ensure that our Chief Executive Officer and Senior Vice President of Financial Reporting and Controls are provided with timely and accurate information and to provide them with the opportunity to address the quality and accuracy of operating and financial results in order to enable them to provide their certifications which accompany our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

The processes described above to improve internal and disclosure controls commenced during 2003 and have continued through the date of the filing of this Annual Report on Form 10-K. We are committed to continuing this process. As we are unable to determine the extent of the progress and improvements achieved as of January 3, 2004, the date of the financial statements included in this Annual Report on Form 10-K, our Chief Executive Officer and Senior Vice President of Financial Reporting and Controls, have concluded that it is likely that the "material weaknesses" or "significant deficiencies" described above continued to exist as of January 3, 2004. However, based on the new policies and procedures referred to above, our Chief Executive Officer and Senior Vice President of Financial Reporting and Control concluded that, as of February 26, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in this 2003 Form 10-K was accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control, as appropriate to allow timely decisions regarding disclosure.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the executive officers of the Company as of February 26, 2005:

Dale W. Hilpert, age 62, was appointed Chairman of the Board, Chief Executive Officer and President on January 19, 2004. From 2001 to 2003, Mr. Hilpert was President and Chief Executive Officer of Williams-Sonoma, Inc. From 1998 to 2001, he was Chairman and Chief Executive Officer of Foot Locker. Prior to that, he spent 17 years at May Department Stores serving in senior management positions, including Chairman and Chief Executive Officer of its Payless Shoe Source division.

Neele E. Stearns, Jr., age 68, has been Interim Vice Chairman of the Board of Directors since January 2004. Since July 2004, Mr. Stearns has been Interim Chief Executive Officer of Boulevard Healthcare. From September 2003 to January 2004, he was Interim Chairman and Chief Executive Officer of the Company. Since February 2001 he has been Chairman of Financial Investments Corporation, a private equity investment firm. Mr. Stearns was Chairman of the Board of Wallace Computer Services, Inc. from January 2000 through November 2000. Prior to 1995, he was President and Chief Executive Officer of CC Industries, Inc.

Stephen R. Wilson, age 58, is Executive Vice President and Chief Administrative Officer. He was Executive Vice President and Chief Financial Officer of the Company from May 2001 to December 2003. From 2000 to 2001, Mr. Wilson was Executive Vice President, Finance and Administration, of Bridge Information Systems. Bridge Information Systems filed a voluntary petition for reorganization under the U.S. bankruptcy laws in February 2001. In May 2001, the bankruptcy court approved the sale of substantially all of the assets of Bridge Information Systems to Reuters, which sale closed in September 2001; From 1999 to 2000, he was Finance Director in the United Kingdom of Reckitt & Colman, plc; and from 1995 to September 1997, Executive Vice President, Chief Financial Officer, for The Reader's Digest Association.

Jeffrey A. Shepard, age 54, was appointed to the Board of Directors in January 2005. He has been an Executive Vice President of the Company since March 2002 and has been Chief Executive Officer and President of Meldisco since 1996.

Maureen Richards, age 48, has been the Senior Vice President, General Counsel and Corporate Secretary of the Company since March 2001. From October 1996 to March 2001, Ms. Richards was Vice President, General Counsel and Corporate Secretary of the Company.

Richard L. Robbins, age 64, was appointed as Senior Vice President, Financial Reporting and Control on January 5, 2004 and, as our Principal Financial Officer, is the functional equivalent of our Chief Financial Officer. From October 2003 to January 2004, he was Senior Vice President, Financial Reporting of the Company. From August 2002 to October 2003, Mr. Robbins was a

Partner in Robbins Consulting LLP (financial, strategic and management consulting firm). From 1978 to July 2002, Mr. Robbins was a Partner in Arthur Andersen LLP.

BOARD OF DIRECTORS

General. The Board currently consists of eight members divided into three classes. Directors are generally elected for three-year terms on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively. Footstar's last annual meeting was held in May 2002. All of the directors, other than Dale W. Hilpert and Jeffrey A. Shepard, have served since that time. The term of Class I directors would have expired at the 2003 Annual Meeting of Shareholders. The term of Class II directors would have expired at the 2004 Annual Meeting of Shareholders. The term of Class III directors would have expired at the 2005 Annual Meeting of Shareholders. Directors whose terms would have expired continue to serve until their successors are elected. The names of the directors and certain information about each of them are set forth below.

     Name and Age                   Principal Occupation and Background             Director Since        Term
-------------------------    ---------------------------------------------------    --------------      ---------
Dale W. Hilpert, 62          Chairman of the Board, Chief Executive Officer and         2004            Class II
                             President. From 2001 to 2003, Mr. Hilpert was
                             President and Chief Executive Officer of
                             Williams-Sonoma, Inc. From 1998 to 2001, he was
                             Chairman and Chief Executive Officer of Foot
                             Locker. Prior to that, he spent 17 years at May
                             Department Stores serving in senior management
                             positions, including Chairman and Chief Executive
                             Officer of its Payless Shoe Source division. He is
                             a member of the Board of Directors and the Audit
                             Committee of the Signet Group plc. and he is a
                             member of the Board of Directors and the Audit
                             Committee of Ann Taylor Stores Corporation.

Neele E. Stearns, Jr., 68    Presently Interim Vice Chairman of the Board of            2000            Class I
                             Directors. Also presently Interim Chief Executive
                             Officer of Boulevard Healthcare since July 2004.
                             From September 2003 to January 2004, Interim
                             Chairman and Chief Executive Officer of the
                             Company. Mr. Stearns has been Chairman of Financial
                             Investments Corporation, a private equity
                             investment firm since February 2001. He was
                             Chairman of the Board of Wallace Computer Services,
                             Inc. from January 2000 through November 2000. Prior
                             to 1995, he was President and Chief Executive
                             Officer of CC Industries, Inc. Mr. Stearns is a
                             Director of Maytag Corporation and a member of its
                             Executive Committee and Chairman of the Audit
                             Committee. He is also a Director of Click Commerce,
                             Inc. and Chairman of the Audit Committee. He is a
                             Trustee of Evanston Northwestern Healthcare and
                             Presbyterian Homes.

Stanley P. Goldstein, 70     Former Chairman and Chief Executive Officer of CVS         1996            Class I
                             Corporation and former Chief Executive Officer of
                             Melville Corporation (CVS's predecessor). Mr.
                             Goldstein serves as a Director and Chairman of the
                             Audit Committee of Linens 'n Things, Inc. He is
                             also a Director of CVS Corporation.

Robert A. Davies, III, 69    Chairman of Church & Dwight Co., Inc. since July           1998            Class II
                             2004, Chairman and Chief Executive Officer of
                             Church & Dwight Co., Inc. from February 2001 to
                             July 2004. President, Chief Executive Officer and
                             Director of Church & Dwight Co., Inc. from October
                             1995 to January 2001.

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

Bettye Martin Musham, 72     Chairwoman and Chief Executive Officer of Gear             1996            Class III
                             Holdings, Inc., which she co-founded in 1977.

Kenneth S. Olshan, 72        Former Chairman and Chief Executive Officer of             1996            Class III
                             Wells Rich Greene/BDDP. Mr. Olshan also serves as a
                             director of Charming Shoppes, Inc., WellGen, Inc.
                             and as a Trustee of the Central Park Conservancy.

Jeffrey A. Shepard, 54       Appointed Director of the Company in January 2005.         2005            Class II
                             Mr. Shepard has been an Executive Vice President of
                             Footstar, Inc. since March 2002 and has been Chief
                             Executive Officer and President of Meldisco since
                             1996.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors to file with the SEC reports regarding ownership of our common stock, and to furnish us with copies of all such filings. Based on a review of these filings, we believe that all filings were timely made during fiscal 2004 except a form 4, reporting a single transaction, which was filed late on behalf of Mr. Davies.

We make available free of charge through our web site, www.footstar.com/financial/pdf/Code_of_Conduct_andCompliance_Program.pdf, our
Code of Conduct.

Item 406 of Regulation S-K requires a company to disclose whether it has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. If the company has not adopted such a code of ethics, it must explain why it has not done so. In addition, if a company intends to satisfy the disclosure requirement under Item 10 of Form 8-K Item
5.05 under new rules regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on its Internet website, the company must disclose its Internet address and such intention. The following paragraph responds to this disclosure:

      We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to our chief executive officer, principal financial officer, principal accounting officer, and to all other directors, officers and employees. The Code of Ethics is available on our website www.footstar.com. A waiver from any provision of the Code of Ethics in favor of a director or executive officer may only be granted by the Board of Directors and any such waiver will be publicly disclosed. We will disclose substantive amendments to, and any waivers from, the Code of Ethics provided to our chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on our Internet website: www.footstar.com.

      The Board of Directors has determined that Robert A. Davies, III is an audit committee financial expert within the meaning of the SEC regulations. This designation is an SEC disclosure requirement related to Mr. Davies' experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on Mr. Davies.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table summarizes compensation awarded to, earned by or paid to the following executive officers of the Company (the "Named Officers") for services rendered to us.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
                                                   ANNUAL COMPENSATION              AWARDS                 PAYOUTS
                                          ------------------------------------  ------------------------------------------------
                                                                                 Restricted/    Securities   LTIP     All Other
Name and Principal                Fiscal                         Other Annual   Deferred Stock  Underlying  Payouts  Compensation
Position                           Year   Salary($)   Bonus    Compensation($)   Award(s)($)    Options(#)   ($)(1)     ($)(2)
--------------------------------  ------  ---------  -------   ---------------  --------------  ----------  -------  ------------
J.M. Robinson,                     2003    642,788         0      102,146(3)          0                  0     0        5,100,000(6)
Former Chairman of the Board,      2002    837,500   510,000      125,714(3)          0            150,000     0            7,000
Chief Executive Officer and        2001    787,500    15,000          0          167,328(5)        150,000  161,804         6,100
President*

Neele E. Stearns,**                2003    263,076         0          0               0                  0     0           91,750(7)
Former Chairman of the Board,
Chief Executive Officer

Jeffrey A. Shepard,                2003    561,500   368,550          0               0                  0     0            8,000
Executive Vice President           2002    540,000   294,300          0          110,358(4)         40,000     0            7,000
                                   2001    503,750         0          0           63,684(5)         40,000  63,702          6,100

R. Shawn Neville,                  2003    539,423         0          0               0                  0     0            7,000
Former Executive Vice President*   2002    536,500   250,250     125,116(3)      261,000(4)         40,000     0           13,690
                                   2001    489,000    68,448          0           77,230(5)         30,000  60,215          6,915

Stephen R. Wilson, ***             2003    439,538   223,000          0               0                  0     0            2,500
Executive Vice President, Chief    2002    421,250   212,500          0               0             12,000     0            2,500
Financial Officer                  2001    273,333    92,250          0          293,524(5)         20,000  29,060          1,340

Maureen Richards, Senior Vice      2003    300,076   137,250          0               0                  0     0            7,000
President, General Counsel and     2002    285,500   130,050          0            7,520(4)         14,000     0            6,500
Corporate Secretary                2001    269,750     2,750          0           27,770(5)         14,000  27,835          6,100

* Messrs. Robinson and Neville ceased employment in September 2003 and March 2004, respectively. See "Separation from Employment" below.

**Served as Chairman of the Board and CEO from September, 2003 - January, 2004. Became Interim Vice Chairman of the Board effective January 19, 2004.

***Became Chief Administrative Officer in January, 2004.

      (1) Amounts include one-half of the award, if any, pursuant to the Career Equity Program (our long term incentive plan) payable in cash for the three year cycles ended January 3, 2004, December 28, 2002 and December 29, 2001.

      (2) The amounts represent our contributions under our 401(k) and profit sharing plan.

      (3) For Mr. Robinson, this amount represents perquisites including $64,465 and $68,312 for payments on a long-term disability plan in 2003 and 2002, respectively. For Mr. Neville, this amount represents a relocation bonus and related tax gross up made in June 2002.

(4) Amounts include the following match by the Company in deferred shares as a result of the voluntary deferral of a portion of the annual incentive bonus: Mr. Shepard, 13,516 shares; and Ms. Richards, 921 shares. The number and value of all restricted stock units and of all Company grants of deferred shares (including the restricted and deferred shares granted in prior years, including those identified in Footnote (5) below, which were held by each of the Named Officers as of January 3, 2004 was: Mr. Robinson, 37,524 (all of which were forfeited in connection with the settlement of the dispute arising from his separation from employment); Mr. Shepard, 34,409 shares valued at $129,034; Mr. Neville, 27,827 shares valued at $104,352 (all of which were forfeited); Mr. Wilson, 8,637 shares valued at $32,389; Ms. Richards, 7,765 shares valued at $29,117; and Mr. Stearns, 3,000 shares valued at $11,250. Dividends are not paid on restricted stock units or deferred shares.

(5) Amounts include the following match by the Company in deferred shares as a result of the voluntary deferral of a portion of the annual incentive bonus: Mr. Robinson, 215 shares (all of which was forfeited in connection with the settlement of the dispute arising from his separation from employment); Mr. Neville, 655 shares (all of which were forfeited); and Mr. Wilson, 1,325 shares. The annual incentive bonus to Mr. Wilson was guaranteed for 2001. The amounts shown also include the following deferred shares awarded as part of our Career Equity Program, 50% of which shares vest in five years and the remaining 50% of which shares vest at retirement: Mr. Robinson, 6,196 shares (all of which were forfeited); Mr. Shepard, 2,440 shares; Mr. Neville, 2,304 shares (all of which were forfeited); Mr. Wilson, 1,110 shares; and Ms. Richards, 1,064 shares. The amount shown for Mr. Wilson also includes the value of shares of our common stock underlying 6,202 restricted stock units that vest five years from the date of grant contingent upon continued employment. Dividends are not paid on deferred shares.

(6) Mr. Robinson's employment as our Chairman, President and Chief Executive Officer was terminated effective September 12, 2003. We entered into a Settlement Agreement and Release with Mr. Robinson under which we paid Mr. Robinson an initial payment of $2.5 million and agreed to pay another $2.5 million on the later date of the effective date of the Plan, or between 12 and 18 months from entry of the court order approving the Settlement Agreement. In addition, we paid Mr. Robinson's attorney's fees of $100,000.

(7) Mr. Stearns was paid $91,750 for services as Director in 2003.

Option Grants in Last Fiscal Year. There were no grants of stock options made to the Named Officers during fiscal year 2003.

Option Exercises and Fiscal Year-End Option Holdings. The following table shows information regarding option exercises during fiscal year 2003 as well as fiscal year 2003 year-end option holdings for each of the Named Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                             SHARES                         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                           ACQUIRED ON       VALUE           OPTIONS AT FY-END (#)             AT FY-END ($)
     NAME                  EXERCISE (#)    REALIZED ($)    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
-------------------        ------------    ------------    -------------------------      -------------------------
J.M. Robinson(1)                 0               0             609,213/311,058                        0/0

Neele E. Stearns                 0               0                   1,200/800                        0/0

Jeffrey A. Shepard               0               0               81,837/75,398                        0/0

R. Shawn Neville(1)              0               0               51,997/63,003                        0/0

Stephen R. Wilson                0               0               10,398/21,602                        0/0

Maureen Richards                 0               0               48,777/30,098                        0/0

(1) As a result of their separation from employment, Messrs. Robinson and Neville no longer have any remaining stock options.

Supplemental Retirement Plan. The following table indicates the approximate amount of annual retirement income that would be payable under the Supplemental Retirement Plan for Select Senior Management of Footstar (the "Supplemental Retirement Plan"), including to each of the Named Officers, based on various assumptions as to compensation and years of service, assuming benefits are computed under a straight life annuity formula and retirement at age 60. The annual benefit will be reduced by the annualized value of any retirement or deferred profit sharing benefit paid or payable under our 401(k) profit sharing plan or any other plan maintained by us (excluding benefits attributable to contributions made by participants), and without offset for Social Security or other benefits.

                               PENSION PLAN TABLE

 ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON YEARS OF SERVICE AND COMPENSATION

                                           YEARS OF SERVICE
                   -----------------------------------------------------------------
COMPENSATION             10              15               20                25
                   ------------     ------------     --------------   --------------
$      200,000     $     40,000     $     60,000     $       80,000   $     100,000
       400,000           80,000          120,000            160,000         200,000
       800,000          160,000          240,000            320,000         400,000
     1,000,000          200,000          300,000            400,000         500,000
     1,200,000          240,000          360,000            480,000         600,000
     1,400,000          280,000          420,000            560,000         700,000
     1,600,000          320,000          480,000            640,000         800,000
     1,800,000          360,000          540,000            720,000         900,000

The Supplemental Retirement Plan is designed to provide competitive retirement benefits to select executives with at least ten years of credited service. The normal retirement benefit commencing at age 60 is equal to the lesser of (x) or
(y) where (x) is 2% of the average of the executive's base salary for the highest three years out of the ten years preceding the date of termination or change in control plus the participant's full target annual incentive compensation in effect for the year termination or change in control occurs, multiplied by the number of years of credited service with the Company and reduced by an actuarial calculation of any other vested retirement benefits or retirement benefits already paid to the executive by us, and (y) is 50% of the average of the executive's base salary for the highest three years out of the ten years preceding the date of termination or change in control plus annual target incentive compensation in effect for the year termination or change in control occurs. In the case of retirement on or after age 55 but before age 60, a reduced benefit is provided. Except in the event of a change in control (as defined in the Supplemental Retirement Plan) or as provided in the Employment Agreements referred to below, no benefits are payable to an eligible executive who terminates employment prior to age 55 and prior to completing ten years of credited service. Benefits are generally payable in annual installments for the life of the executive, but other forms of payment of equivalent actuarial value may be elected by the participant. By order of the Court dated December 15, 2004, we are authorized to continue to honor our obligations under the Supplemental Retirement Plan with certain modifications in the event the Company is sold pursuant to a Plan of Reorganization as follows: future benefit calculations are modified to reflect current salary levels of participating employees, however, bonus payments used to make such calculations will be approved at the 2004 bonus level. The Supplemental Retirement Plan will not vest but will continue under its terms if a reorganization of Meldisco is effected as contemplated by the Plan of Reorganization; and no additional participants will be added to the Supplemental Retirement Plan.

Covered compensation (base pay plus annual incentive target bonus) under the Supplemental Retirement Plan as of January 1, 2004 for Mr. Robinson(1), Mr. Shepard, Mr. Neville, Mr. Wilson and Ms. Richards was $0, $935,550, $0, $669,000, and $442,250, respectively. (Mr. Stearns was not eligible for the Supplemental Retirement Plan under the terms of his employment agreement). As of January 1, 2004, the credited years of service under the Supplemental Retirement Plan for Mr. Robinson (no longer an employee nor entitled to any benefits under the Supplement Retirement Plan), Mr. Shepard, Mr. Neville (no longer an employee nor entitled to any benefits under the Supplement Retirement Plan), Mr. Wilson and Ms. Richards, were 22, 7, 4, 2, and 7 years, respectively. If a covered executive is terminated without "cause" or voluntarily terminates employment for "good reason" (as each such term is defined in the Supplemental Retirement Plan) contemporaneously with or within two years following a change in control, and after reaching age 60, the executive would receive a lump sum payment equal to the actuarial equivalent of the executive's normal retirement benefit; where such termination following a change in control occurs after 10 years of service but prior to the executive attaining age 60, the executive would receive a lump sum payment equal to the actuarial equivalent of the executive's normal retirement benefit in the form of a single life annuity commencing upon reaching age 60; and where such termination following a change in control occurs prior to 10 years of service, the executive would receive, payable upon attaining age 60, a lump sum payment equal to the actuarial equivalent of the benefit determined by a fraction where the numerator is the executive's actual years of credited service (but not more than 10) multiplied by the executive's normal retirement benefit and the denominator is 10 (thus reducing the benefit proportionately to the extent the executive's actual years of credited service are less than 10).

Employment Agreements

As of January 3, 2004, we had employment agreements with each of Messrs. Robinson, Shepard, Neville, Wilson, Stearns and Ms. Richards. The employment agreements of Messrs. Robinson and Neville were terminated and each entered into a settlement agreement and release on June 1, 2004 and April 19, 2004, respectively. Mr. Shepard and Ms. Richards each waived their rights under their employment agreements when they entered into the Meldisco Compensation Plan (the "Meldisco Plan") subject to retention of rights to assert claims should we breach any portion of the Meldisco Plan or non-compete agreements. The following briefly summarizes the principal terms of the employment agreements, the Meldisco Plan and the settlement agreements, subject in each case to the actual terms of the applicable agreement.

Mr. Wilson

Mr. Wilson is a participant in the Key Employee Retention Plan ("KERP") approved by order of the Court in May 2004. The retention plan provides for bonuses and severance designed to encourage key employees to remain employed by us throughout the reorganization process. In consideration for a release from any and all claims, inclusive of any claims related to his employment agreement, Mr. Wilson would be eligible to receive the following amounts in a lump sum, less applicable

(1) Messrs. Robinson and Neville are no longer employees nor eligible for benefits under the Supplemental Retirement Plan.

deductions within fourteen days of separation under the KERP plan, provided that we are in receipt of an executed copy of a release agreement (inclusive of a release of all rights under his employment agreement) and the revocation period has expired: (i) $669,000 pursuant to the order, and (ii) seventy-eight (78) weeks of guaranteed severance.

Under the release agreement Mr. Wilson would be eligible to participate in our medical and dental plans for a period of up to eighteen (18) months following separation, unless such coverage becomes available to Mr. Wilson through other employment. We would provide outplacement services for Mr. Wilson for a period of eighteen (18) months following separation. Mr. Wilson's outstanding stock options as of his separation would be exercisable for a period of ninety (90) days. Mr. Wilson would also receive 100% of his deferred vested shares under our Switch to Equity Plan. In consideration of the payments to Mr. Wilson pursuant to the release agreement, he would agree to fully release us and all related persons and entities from any and all claims.

Mr. Wilson becomes eligible for benefits under the KERP only if he enters into a release waiving all rights under his employment agreement. He cannot receive the benefit of both.

Mr. Wilson's current employment agreement provides for automatic one-year extensions unless either party provides 180 days notice of non-renewal. Mr. Wilson's salary is reviewed annually but may not be decreased. The agreement provides for annual incentive compensation with a target at 50% of base salary and long term incentive compensation with a target award opportunity at 30% of base salary.

Mr. Wilson's agreement generally provides for (i) participation in benefit plans and programs including retirement benefits, life insurance, medical benefits, and the Supplemental Retirement Plan; (ii) deferred compensation arrangements; and (iii) restrictive covenants including an 18-month non-competition, non-disclosure, non-solicitation of employees and availability for litigation support.

Mr. Wilson's employment agreement provides that if he is terminated without cause prior to a change in control, (before taking into account any limitations imposed by the Bankruptcy Court) for the receipt of (i) base salary earned through termination; (ii) continued payment of base salary for 18 months; (iii) a lump sum amount equal to his pro rata annual incentive award for the year in which termination occurs at an annual incentive target level of base salary;
(iv) an amount equal to 1.5 times an annual incentive target level of base salary payable in monthly installments over 18 months; (v) a grant of common stock equal to any outstanding award of contingent shares including any matching grant under our "STEP" program and under our "Founder's Stock" or similar program (multiplied by a fraction the numerator of which is the number of completed years of service and the denominator is the vesting period); (vi) the right to exercise all vested stock options for the shorter of 18 months or the remainder of the exercise period; (vii) immediate vesting and lump sum payment of all outstanding awards under our Career Equity Program (which is the Company's long term incentive plan, with awards payable 50% in cash and 50% in deferred shares based on achievement of financial targets measured over three-year cycles) relating to completed performance cycles; (viii) payment of the balance of any unpaid incentive awards earned as of December 31 of the prior year; (ix) settlement of all deferred compensation arrangements and (x) continued participation in all medical, health and life insurance plans until the earlier of 18 months or the receipt from a subsequent employer of equivalent coverage.

Mr. Wilson's employment agreement further provides that if employment is terminated without cause following a change in control (as defined) (before taking into account any limitations imposed by the Court) for the receipt of the above benefits except that options would be exercisable for 24 months, participation in medical and insurance programs could continue for 24 months; receipt of a lump sum severance payment of 2 times base salary and a lump sum severance payment of 2 times base salary multiplied by an annual incentive target level; and grants of common stock under our "STEP" program and the "Founder's Stock" or similar program would be made without regard to designated vesting periods. If any such payments are subject to the "golden parachute" excise tax, we are required to make an additional "gross-up" payment sufficient to ensure that the net after-tax amount retained by Mr. Wilson (taking into account all taxes, including those on the gross-up payment) would be the same as would have been the case had such excise tax not applied.

In the event of a termination for cause, Mr. Wilson's employment agreement provides for: (i) payment of base salary earned through the cessation of employment; (ii) payment of the balance of any unpaid incentive award earned as of December 31 of the prior year; (iii) settlement of all deferred compensation arrangements; and (iv) other or additional benefits then due or earned in accordance with our applicable plans or programs including but not limited to the Supplemental Retirement Plan.

The employment agreement also provides for indemnification to the fullest extent permitted by law including the advancement of expenses and reimbursement of expenses incurred in seeking enforcement of his agreement unless his assertion of rights was in bad faith or frivolous.

Mr. Shepard & Ms. Richards

Mr. Shepard and Ms. Richards are participants under the Meldisco Plan. The Meldisco Plan is designed to retain the services of key executives critical to our business. The Meldisco Plan was approved by the Court on December 15, 2004. Under the Meldisco Plan, after entering into an confidentiality and non-competition agreement providing that the executives would not compete with us during their employment and for a period ending at the earlier of (a) 12 months after the executives are terminated or (b) 12 months after the Master Agreement is terminated, these executives are eligible for:

   - A performance bonus for fiscal year 2005 upon achievement of certain free cash flow goals. For Mr. Shepard, the performance bonus at target is 100% of base salary in effect on January 1, 2005. For Ms. Richards, the performance bonus at target is 50% of base salary. Performance bonuses will be pro-rated in the event of an involuntary termination during fiscal year 2005.

   - A retention bonus equal to 75% of the employee's normal 2004 performance target award level for fiscal year 2005. For Mr. Shepard, the retention bonus is calculated to be $316,875. For Ms. Richards, the retention bonus is calculated to be $123,750. Retention bonuses will be pro-rated in the event of an involuntary termination during fiscal year 2005. If there is a sale of the Company, we will also pay the retention bonus on a pro rated basis.

   - If there is a sale of the Company, and the executive is not offered comparable employment by the acquiring entity, Mr. Shepard would be entitled to receive a guaranteed severance payment in an amount equal to 24 months of base pay and an annual target incentive, a KERP payment of $936,000 and a fixed Supplemental Retirement Plan payment of $1,010,300. Under the same circumstances, Ms. Richards would be entitled to receive a guaranteed severance payment in an amount equal to 18 months of base pay and an annual target incentive, a KERP payment of $495,000 and a fixed Supplemental Retirement Plan payment of $462,700.

   - In the event of involuntary termination other than in connection with a sale of the Company, Mr. Shepard would receive a guaranteed severance payment in an amount equal to 18 months of base pay and an annual target incentive, a KERP payment of $936,000 and a pro-rata payment of fiscal year 2005 performance and retention bonuses. Ms. Richards would receive a guaranteed severance payment in an amount equal to 18 months of base pay and an annual target incentive, a KERP payment of $495,000 and a pro rata payment of fiscal year 2005 performance and retention bonuses.

   - If we effect our plan of reorganization, upon emergence from bankruptcy provided that the executive is employed by us on the emergence date, the executive will receive the balance of any KERP payment due, performance (provided free cash flow goals are achieved) and retention bonuses not yet paid for fiscal 2005 and the right to continued participation in the Supplemental Retirement Plan.

Mr. Stearns

The initial period of employment under Mr. Stearns employment agreement was from September 12, 2003 through December 31, 2003 and related to his employment as Chairman and Chief Executive Officer on an interim basis and his agreement to continue to serve as a director.

Mr. Stearns' original employment agreement provided for (i) an annual base salary; (ii) a one-time payment of $100,000 in consideration for entering into the agreement; (iii) an opportunity for a bonus upon expiration of the term of employment (or any renewal); (iv) eligibility to participate in benefit plans and programs including long and short term incentive plans and programs, employee welfare and pension plans programs and arrangements, executive perquisites and insurance; (v) restrictive covenants including non-disclosure and availability for litigation support; and (vi) severance benefits upon termination of employment.

Mr. Stearns' employment agreement was amended on January 16, 2004 to reflect that effective March 1, 2004 his employment changed to a per diem basis, as needed. He would continue to serve as Interim Vice Chairman of the Board of Directors and as a director of the Company. He is no longer eligible to participate in any employee benefits programs but is compensated at the rate of $5,000 per diem, as needed. He is also no longer eligible to participate in severance benefits upon termination of employment.

Mr. Robinson

Mr. Robinson's employment as our Chairman, President and Chief Executive Officer was terminated effective September 12, 2003. We entered into a settlement agreement and release with Mr. Robinson under which we paid Mr. Robinson an initial payment of $2.5 million and agreed to pay another $2.5 million on the later date of the effective date of our Plan, or between 12 and 18 months from entry of the court order approving the agreement. In addition, we paid Mr. Robinson's attorney's fees of $100,000.

Mr. Neville

Mr. Neville's employment was terminated in March, 2004. We entered into an agreement and general release with Mr. Neville in April 2004 under which we paid Mr. Neville severance in the amount of $171,346 representing (16) weeks pay and forgave loans in the aggregate amount of $150,000.

Director Compensation

Directors, as of January 1, 2004, who are not receiving compensation as officers or employees of the Company or any affiliate ("non-employee directors") are paid an annual retainer of $25,500 and a $1,000 fee for attendance at each meeting of the Board or any committee of the Board. Non-employee directors are entitled to a $2,500 annual fee for serving as a committee chair, other than for the Audit Committee Chair, who is paid an annual retainer of $7,500. Non-employee directors are also eligible to participate in the 1996 Non-Employee Director Stock Plan (the "1996 Director Plan"). Under the 1996 Director Plan, each non-employee director receives a one-time non-qualified option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of common stock on the grant date. Each option becomes exercisable in 20% increments beginning one year from the date of grant, and thereafter remains exercisable until the option expires. As of January 1, 2004, the 1996 Director Plan also provides for an automatic grant of 4,000 stock units ("Stock Units") to each non-employee director on the date of each annual meeting of the Company's stockholders. Each Stock Unit represents the right to receive one share of common stock at the end of a specified period. Fifty percent of such Stock Units vest six months and a day after the grant date, provided the non-employee director has not ceased to serve as a director for any reason other than death, disability, or retirement at or after attaining age 65, except that payment of such Stock Units will be accelerated in the event of a change in control. The remaining fifty percent of such Stock Units become payable upon the later of ceasing to be a director or attaining age 65, provided that delivery of such Stock Units is accelerated in the event of death, disability, or a change in control.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to beneficial ownership of the outstanding common stock of the Company as of February 26, 2005, by each person known to us to own beneficially more than 5% of the outstanding common stock, by each director of the Company, by each of the Named Officers and by all directors and executive officers of the Company as a group. To our knowledge, except as otherwise indicated, all persons listed below have sole voting and investment power with respect to such shares.

                                                          NUMBER OF COMMON SHARES
        NAME OF BENEFICIAL OWNER                          BENEFICIALLY OWNED (1)             PERCENT OF CLASS
---------------------------------------                   -----------------------            ----------------
Directors and Named Officers:

     Robert A. Davies, III                                           15,993(2)                      *
     George S. Day                                                   26,705(2)                      *
     Stanley P. Goldstein                                            73,292(2)(3)                   *
     Dale W. Hilpert                                                      0                         *
     Bettye Martin Musham                                            16,347(2)                      *
     Kenneth S. Olshan                                               20,677(2)                      *
     Neele E. Stearns, Jr.                                            8,600(2)                      *
     Jeffrey A. Shepard                                             238,514(2)                      *
     Stephen R. Wilson                                               31,569(2)                      *
     Maureen Richards                                               104,344(2)                      *

     All current executive officers and
     directors as a group                                           536,041(2)(3)

     J.M. Robinson (4)                                               18,000(4)                      *

     R. Shawn Neville(5)                                              6,294(5)                      *

5% Stockholders:
     FMR Corp.
     Edward C. Johnson, 3d and
     Abigail P. Johnson
        82 Devonshire Street
        Boston, MA  02109                                         2,047,200(6)                   10.0%

     ESL Partners, L.P.
     ESL Institutional Partners, L.P.
     ESL Investors, L.L.C.
     ESL Investment Management, L.L.C.
     200 Greenwich Avenue
     Greenwich, CT  06830                                         1,999,800(7)                    9.8%

North Run Capital, L.P.
North Run GP, L.P.
North Run Advisors, L.L.C.
Todd B. Hammer
Thomas B. Ellis
    One International Place, Ste 2401
    Boston, MA  02110                                           2,000,000(8)                   9.8%

Triage Management, L.L.C.
Leonid Frenkel
    401 City Avenue, Suite 526
    Bala Cynwyd, PA  19004
Triage Offshore Fund, Ltd.
    c/o International Fund
    Administration, Ltd.
    48 Par-la-Ville Road, Suite 464
    Hamilton, HM11 Bermuda                                      1,849,859(9)                   9.1%

Dimensional Fund Advisors Inc.
    1299 Ocean Avenue, 11th Floor
    Santa Monica, CA  90401                                     1,194,000(10)                  5.9%

Schultze Asset Management, LLC
    3000 Westchester Avenue
    Purchase, NY  10577                                         1,143,413(11)                  5.6%

Couchman Partners, L.P.
    c/o Hedge Fund Services (BVI) Limited
    Skelton Building, 2nd Floor
    Road Town, Tortola
    British Virgin Islands
Couchman Capital, L.L.C.
Jonathan Couchman
    800 Third Avenue, 31st Floor
    New York, NY  10022                                         1,121,900(12)                  5.5%

1. Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power and includes restricted or deferred shares.

2. The amounts shown also include the following shares issuable pursuant to stock options which, as of February 26, 2005, were currently exercisable or would become exercisable within 60 days: Mr. Shepard, 133,234; Mr. Wilson, 19,198; Ms. Richards, 70,474; Mr. Davies, 2,000; Dr. Day, 2,000;
      Mr. Hilpert, 0; Mr. Goldstein, 2,000; Ms. Musham,

      2,000; Mr. Olshan, 2,000; and Mr. Stearns, 1,600.

3. Of the shares shown, 5,758 shares are owned by Mr. Goldstein's wife. Mr. Goldstein disclaims beneficial ownership of such shares.

4. Ceased employment as an executive officer in September 2003; this amount is based on a Form 5 filed by Mr. Robinson dated February 13, 2004.

5. Ceased employment in March 2004 and calculations based on information available to us as of February 26, 2005.

6.    Pursuant to a Schedule 13G filed on February 14, 2005, FMR Corp., Edward
      C. Johnson, 3d and Abigail P. Johnson (collectively "FMR"), FMR has sole voting power with respect to no shares and sole dispositive power with respect to 2,047,200 shares.

7. Pursuant to a Schedule 13G filed on July 2, 2004, ESL Partners, L.P. has sole voting and sole dispositive power with respect to 1,483,798 shares; ESL Investment Management L.L.C has sole voting and sole dispositive power with respect to 2,313 shares; ESL Institutional Partners, L.P. has sole voting and sole dispositive power with respect to 9,847 shares; and ESL Investors, L.L.C. has sole voting and sole dispositive power with respect to 503,842 shares.

8. Pursuant to a Schedule 13G filed on March 17, 2004, North Run Capital, L.P. North Run GP, L.P., North Run Advisors, L.L.C., Todd B. Hammer and Thomas B. Ellis (collectively "North Run"), North Run has sole voting and sole dispositive power with respect to 2,000,000 shares.

9. Pursuant to a Schedule 13G filed on July 1, 2004, Triage Management L.L.C., Leonid Frenkel and Triage Offshore Fund, Ltd., Triage Management L.L.C. and Leonid Frenkel have shared voting power with respect to 1,849,859 shares and shared dispositive power with respect to 1,695,567 shares and Triage Offshore Fund, Ltd. has shared voting and shared dispositive power with respect to 1,245,276 shares.

10. Pursuant to a Schedule 13G filed on February 9, 2005, Dimensional Fund Advisors Inc. has sole voting and sole dispositive power with respect to 1,194,000 shares.

11. Pursuant to a Schedule 13D filed on November 24, 2004, Schultze Asset Management, LLC has sole voting and sole dispositive power with respect to 1,143,413 shares.

12. Pursuant to a Schedule 13G filed on March 12, 2004, Couchman Partners, L.P., Couchman Capital, L.L.C. and Jonathan Couchman (collectively "Couchman"), Couchman has sole voting and sole dispositive power with respect to 1,121,900 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                  (a)                             (b)                             (c)
                                                                                                         Number of securities
                                                                                                        remaining available for
                                      Number of securities to be       Weighted-average exercise         future issuance under
                                        issued upon exercise of          price of outstanding          equity compensation plans
                                         outstanding options,                  options,                  (excluding securities
        Plan category                    warrants and rights              warrants and rights           reflected in column (a))
-----------------------------         --------------------------       -------------------------       -------------------------
Equity compensation plans
 approved by security holders(1)               1,977,017                        $29.00                           450,507

Equity compensation plans not
 approved by security holders(2)                 890,833                        $29.00                         1,071,059
                                               ---------                        ------                         ---------
            Total                              2,867,850                        $29.00                         1,521,566

(1) 1996 Non-Employee Director Stock Plan and 1996 Incentive Compensation Plan

(2) 2000 Equity Incentive Plan

      Our 2000 Equity Incentive Plan was adopted by the Board and became effective on March 10, 2000. The plan is administered as a "broadly-based plan" within the meaning of Section 312 of the New York Stock Exchange Listing Rules. The plan provides for grants of stock options and other stock based awards to our full-time employees other than to any individual who would be a named executive officer in the proxy statement to be filed with the SEC in connection with the annual meeting for the applicable year. Participants in the plan may be granted stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, or other stock based awards, performance awards or annual incentive awards. All stock option grants have an exercise price per share no less than the fair market value per share of common stock on the grant date and may have a term of no longer than ten years from grant date. For further information concerning the plan, see Note 22 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We made a $75,000 loan to Mr. Neville in 1999 and a $75,000 loan in 2002. The 1999 loan bore interest at 8.0% and was due upon separation of employment. The 2002 loan bore no interest and would be forgiven after Mr. Neville completed five years of employment from the loan date with the Company. Both loans were forgiven upon Mr. Neville's separation of employment in March, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for (1) professional audit services rendered by KPMG LLP for the audit of our annual financial statements for fiscal 2001 and 2002, and fees billed for other services rendered by KPMG LLP and (2) professional audit services rendered by APM for fiscal 2003.

                                         2001           2002          2003
                                    ------------    ------------   ----------
Audit fees (1)                      $    808,000    $  6,377,000   $  900,000
Audit-related fees (2)                    13,000          38,000       16,800
                                    ------------    ------------   ----------
    Audit and audit related fees         821,000       6,415,000      916,800
Tax fees (3)                             221,000          40,000            -
All other fees                                 -               -            -
                                    ------------    ------------   ----------
   Total fees                       $  1,042,000    $  6,455,000   $  916,800
                                    ============    ============   ==========

(1) Audit fees for fiscal 2002 include fees relating to our restatement of our consolidated financial statements.

(2) Audit related fees consist principally of fees for audit of the financial statements of employee benefit plans.

(3) Tax fees consist of tax compliance services and tax advice.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements are included within this report:

                                                                                             Page
                                                                                             ----
Report of Independent Registered Public Accounting Firm                                       F-2

Report of Independent Registered Public Accounting Firm                                       F-3

Consolidated Statements of Operations for the Fiscal Years ended
   January 3, 2004, December 28, 2002 and December 29, 2001                                   F-4

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002                       F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
   Fiscal Years ended January 3, 2004, December 28, 2002 and December 29, 2001                F-6

Consolidated Statements of Cash Flows for the Fiscal Years ended
   January 3, 2004, December 28, 2002 and December 29, 2001                                   F-7

Notes to Consolidated Financial Statements                                                    F-8

(a)(2) SCHEDULE

The following schedule is included in Part IV of this report:

                                                                                              Page
                                                                                              ----
Schedule II - Valuation and Qualifying Accounts for the Fiscal Years ended
   January 3, 2004, December 28, 2002 and December 29, 2001                                    87

Schedules not included above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) EXHIBITS

The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                                    PAGE
                                                                                    ----
Report of Independent Registered Public Accounting Firm                              F-2

Report of Independent Registered Public Accounting Firm                              F-3

Consolidated Statements of Operations for the Fiscal Years Ended January 3,
2004, December 28, 2002 and December 29, 2001                                        F-4

Consolidated Balance Sheets as of January 3, 2004 and December 28,
2002                                                                                 F-5

Consolidated Statements of Shareholders' Equity and Comprehensive
Income for the Fiscal Years Ended January 3, 2004, December 28, 2002
and December 29, 2001                                                                F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3,
2004, December 28, 2002 and December 29, 2001                                        F-7

Notes to Consolidated Financial Statements                                           F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
ended January 3, 2004, December 28, 2002 and December 29, 2001                          (Part IV, Item 15(a)2)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the consolidated balance sheet of Footstar, Inc. and subsidiaries (the "Company") as of January 3, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the then year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and subsidiaries as of January 3, 2004 and the results of its operations and its cash flows for the year ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on March 2, 2004 the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing for reorganization raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also audited the adjustments described in Note 3 to the financial statements that were applied to restate the financial statements for the years ended December 28, 2002 and December 29, 2001 to give effect to the Company's Athletic segment as discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2002 and 2001 consolidated financial statements other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 consolidated financial statements taken as a whole.

We have also audited the consolidated financial statement schedule listed in the index at item 15(a), Schedule II for the year ended January 3, 2004. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects information set forth therein.

/s/ Amper, Politziner & Mattia P.C.

Edison, New Jersey
April 6, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated balance sheet of Footstar, Inc. and Subsidiary Companies as of December 28, 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years ended December 28, 2002 and December 29, 2001, before the restatement to reflect the discontinued operations described in Note 3 to the consolidated financial statements. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 28, 2002 and December 29, 2001, before the restatement to reflect the discontinued operations described in Note 3 to the consolidated financial statements. These consolidated financial statements and the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements (before the restatement to reflect the discontinued operations) referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and Subsidiary Companies as of December 28, 2002 and the results of its operations and its cash flows for each of the years then ended December 28, 2002 and December 29, 2001 in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule (before the restatement to reflect the discontinued operations) referred to above when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the Consolidated Financial Statements, effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The accompanying consolidated financial statements and the financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on March 2, 2004 the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This filing for reorganization raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York
August 27, 2004

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)

                                                                           For the Fiscal Years Ended
                                                                    JANUARY 3,    December 28,   December 29,
                                                                       2004          2002            2001
                                                                    ----------    ------------   ------------
Net sales                                                           $  1,015.6    $    1,346.0   $    1,444.2
Cost of sales                                                            691.8           917.4          986.9
                                                                    ----------    ------------   ------------
GROSS PROFIT                                                             323.8           428.6          457.3
Store operating, selling, general and administrative expenses            269.5           316.8          323.2
Bad debt expense - Ames Department Stores                                    -             9.2              -
Depreciation and amortization                                             21.1            20.3           18.9
Other income                                                              (5.4)              -              -
Restructuring, asset impairment and other charges, net                     2.5            14.0            3.3
                                                                    ----------    ------------   ------------
OPERATING PROFIT                                                          36.1            68.3          111.9
Interest expense                                                          31.0            17.9           21.5
Interest income                                                           (7.7)           (9.2)         (19.3)
                                                                    ----------    ------------   ------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                                   12.8            59.6          109.7
Provision for income taxes                                                10.0            35.2           27.8
                                                                    ----------    ------------   ------------
INCOME FROM OPERATIONS BEFORE MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                                                 2.8            24.4           81.9
Minority interests in net income                                          17.3            37.1           44.8
Loss from operations of discontinued Athletic Segment, net of tax         39.9            66.5           67.7
                                                                    ----------    ------------   ------------
LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                                  (54.4)          (79.2)         (30.6)
Cumulative effect of a change in accounting principle                        -            24.3              -
                                                                    ----------    ------------   ------------
NET LOSS                                                            $    (54.4)   $     (103.5)  $      (30.6)
                                                                    ----------    ------------   ------------
AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                     20.5            20.4           20.2
                                                                    ==========    ============   ============
Diluted                                                                   20.5            20.4           20.2
                                                                    ==========    ============   ============
LOSS PER SHARE:
Basic and diluted:
  (Loss) Gain from continuing operations                            $    (0.71)   $      (0.62)  $       1.84
  Loss from discontinued operations                                      (1.94)          (3.25)         (3.35)
  Cumulative effect of a change in accounting principle                      -           (1.19)             -
                                                                    ==========    ============   ============
  Net loss                                                          $    (2.65)   $      (5.06)  $      (1.51)
                                                                    ==========    ============   ============

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                      JANUARY 3,   December 28,
                                                        2004           2002
                                                      ----------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                        $      1.1   $       13.4
     Accounts receivable, net                               16.6           51.1
     Inventories                                           179.7          360.9
     Prepaid expenses and other current assets              23.1           36.4
     Assets held for sale                                  284.5              -
                                                      ----------   ------------
        Total current assets                               505.0          461.8
Property and equipment, net                                147.2          266.7
Goodwill                                                       -           18.0
Intangible assets, net                                      11.0           17.9
Deferred charges and other noncurrent assets                 1.5           10.9
                                                      ----------   ------------
        Total assets                                  $    664.7   $      775.3
                                                      ==========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                     $    198.0   $      146.8
    Accounts payable                                        79.8          169.4
    Accrued expenses                                        51.4          144.6
    Income taxes payable                                     2.0            5.0
    Liabilities held for sale                              110.5
                                                      ----------   ------------
        Total current liabilities                          441.7          465.8
Other long-term liabilities                                 58.9           72.8
Minority interests in subsidiaries                          42.2           61.9
                                                      ----------   ------------
        Total liabilities                                  542.8          600.5
                                                      ----------   ------------
Shareholders' equity:
     Common stock $.01 par value: 100,000,000
     shares
        Authorized; 30,949,958 and 30,896,192
        shares issued                                        0.3            0.3
     Additional paid-in capital                            345.2          346.3
     Accumulated other comprehensive loss                   (0.4)          (1.6)
     Treasury stock: 0,711,569 shares, at cost            (310.6)        (310.6)
     Unearned compensation                                  (1.5)          (2.9)
     Retained earnings                                      88.9          143.3
                                                      ----------   ------------
        Total shareholders' equity                         121.9          174.8
                                                      ----------   ------------
        Total liabilities and shareholders' equity    $    664.7   $      775.3
                                                      ==========   ============

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                             Accum.
                                                                                                             Other
                                                                                                            Compre-
                                     Common Stock        Treasury Stock      Add'l    Unearned              hensive
                                  ------------------  -------------------   Paid-in    Compen-   Retained    Income
                                    Shares    Amount    Shares    Amount    Capital    sation    Earnings    (Loss)    Total
                                  ----------  ------  ----------  -------   -------   --------   --------   -------   -------
BALANCE AS OF DECEMBER 30, 2000   30,636,884  $  0.3  10,782,106  $(312.6)  $ 342.1   $   (5.4)  $  277.4   $  (0.1)  $ 301.7
Net loss                                   -       -           -        -         -          -      (30.6)        -     (30.6)
Common stock incentive plans         133,488       -      70,537      2.0       4.2       (0.4)         -         -       5.8

Tax benefit of stock incentive
  plans                                    -       -           -        -       1.0          -          -         -       1.0
                                  ----------  ------  ----------  -------   -------   --------   --------   -------   -------
BALANCE AS OF DECEMBER 29, 2001   30,770,372  $  0.3  10,711,569  $(310.6)  $ 347.3   $   (5.8)  $  246.8   $  (0.1)  $ 277.9

Comprehensive loss:
   Net loss                                -       -           -        -         -          -     (103.5)        -    (103.5)
   Unrealized loss on interest
     rate swap agreement                   -       -           -        -         -          -          -      (1.5)     (1.5)
                                                                                                                      -------

Total comprehensive loss                                                                                               (105.0)

Common stock incentive plans         125,820       -           -        -      (1.0)       2.9          -         -       1.9
                                  ----------  ------  ----------  -------   -------   --------   --------   -------   -------
BALANCE AS OF DECEMBER 28, 2002   30,896,192  $  0.3  10,711,569  $(310.6)  $ 346.3   $   (2.9)  $  143.3   $  (1.6)  $ 174.8

Comprehensive loss:
    Net loss                                                                                        (54.4)              (54.4)
    Unrealized gain on interest
      rate swap agreement                                                                                       1.2       1.2
                                                                                                                      -------
Total comprehensive loss                                                                                                (53.2)
Common stock incentive plans          53,766       -           -        -      (1.1)       1.4          -         -       0.3
                                  ----------  ------  ----------  -------   -------   --------   --------   -------   -------
BALANCE AS OF JANUARY 3, 2004     30,949,958  $  0.3  10,711,569  $(310.6)  $ 345.2   $   (1.5)      88.9   $  (0.4)  $ 121.9
                                  ----------  ------  ----------  -------   -------   --------   --------   -------   -------

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                                For the Fiscal Years Ended
                                                                                        ----------------------------------------
                                                                                        JANUARY 3,   December 28,   December 29,
                                                                                           2004          2002           2001
                                                                                        ----------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                                             $    (54.4)  $     (103.5)  $      (30.6)
   Loss from discontinued Athletic Segment                                                   (39.9)         (66.5)         (67.7)
                                                                                        ----------   ------------   ------------
(Loss) income from continuing operations                                                     (14.5)         (37.0)          37.1
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
       Restructuring, asset impairment and other charges (reversals), net                     18.2           43.1            9.0
       Bad debt expense                                                                          -            9.4              -
       Minority interests in net income                                                       17.3           37.1           44.8
       Depreciation and amortization                                                          21.1           20.3           18.9
       Cumulative effect of change in  accounting principle                                      -           24.3              -
       Loss on disposal of fixed assets                                                       17.5            6.9           (2.6)
       Deferred income taxes                                                                  (0.9)          51.4          (31.1)
       Stock incentive plans                                                                   0.7            0.4            2.1
       Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable, net                                       20.9           10.2          (20.3)
        (Increase) decrease in inventories                                                    (7.8)          15.2          (22.5)
        (Increase) decrease in prepaid expenses and other assets                              (0.7)         (22.0)           2.0
        (Decrease) increase in accounts payable and accrued expenses                         (24.3)          (8.6)           9.5
        (Decrease) increase in income taxes payable and other long-term liabilities          (27.9)           9.0           (5.8)
                                                                                        ----------   ------------   ------------
           Net cash provided by operating activities                                          19.6          159.7           41.1
                                                                                        ----------   ------------   ------------
Cash flows used in investing activities:
     Acquisitions, net of cash acquired                                                          -              -          (59.0)
     Additions to property and equipment                                                     (24.8)         (47.7)         (44.2)
     Proceeds from sale of furniture and equipment and building                                  -            3.7            0.3
                                                                                        ----------   ------------   ------------
           Net cash used in investing activities                                             (24.8)         (44.0)        (102.9)
                                                                                        ----------   ------------   ------------
Cash flows provided by (used in) financing activities:
     Net (payments) proceeds from note payable                                                51.2           (0.1)          72.9
     Dividends paid to minority interests                                                    (36.2)         (44.8)         (51.2)
     Payments for return of capital to minority shareholders                                     -           (0.5)             -
     Proceeds from exercise of stock options                                                     -            1.0            2.4
     Treasury stock issued                                                                       -              -            2.0
     Payments on capital leases                                                               (0.8)          (0.8)          (0.8)
     Payments on mortgage note                                                                (0.8)          (0.7)          (0.7)
     Other                                                                                    (1.4)          (1.4)           2.6
                                                                                        ----------   ------------   ------------
           Net cash provided by (used in) financing activities                                12.0          (47.3)          27.2
                                                                                        ----------   ------------   ------------
Discontinued operations                                                                      (19.1)         (67.5)          32.8
                                                                                        ----------   ------------   ------------
           Net (decrease) increase in cash and cash equivalents                              (12.3)           0.9           (1.8)
                                                                                        ----------   ------------   ------------
Cash and cash equivalents, beginning of year                                                  13.4           12.5           14.3
Cash and cash equivalents, end of year                                                  $      1.1   $       13.4   $       12.5
                                                                                        ----------   ------------   ------------

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

Footstar, Inc. ("Footstar", the "Company", "we", "us" or "our") is a holding company in which its businesses are operated through its subsidiaries. We are principally a specialty retailer conducting business through our Meldisco and, formerly, Athletic segments. (see Note 1 "Business Risks - Bankruptcy Filing"). The Meldisco segment (the "Meldisco Segment" or "Meldisco") sells family footwear through licensed footwear departments at mass merchandisers and wholesale arrangements. The Athletic Segment sold athletic footwear and apparel through its Footaction, Just For Feet, and Uprise chains.

1.    BUSINESS RISKS - BANKRUPTCY FILING

On March 2, 2004 ("Petition Date"), Footstar and most of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court").

As a debtor-in-possession, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, on notice and an opportunity to be heard.

As part of our initial reorganization plans after filing Chapter 11, we closed 166 underperforming stores within the Athletic Segment: all 88 Just For Feet stores; 75 Footaction stores and three Uprise stores. Within the Meldisco Segment, we exited the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc., and 44 Gordmans, Inc. stores; closed 13 Shoe Zone stores and sold 26 Shoe Zone stores located in Puerto Rico. In fiscal 2003, the net sales of these Meldisco businesses were $53.2 million. We also pursued the sale of the remaining 353 Footaction retail stores that comprised the Athletic Segment.

On April 21, 2004, we received Court approval to sell to certain affiliates of Foot Locker, Inc. (collectively "Foot Locker") 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the other three remaining Footaction stores. (see
Note 3 "Discontinued Operations" and Note 12 "Assets and Liabilities Held for Sale").

In March 2004, the Debtors entered into a debtor-in-possession credit agreement, which was substantially amended in May 2004 and July 2004 ("DIP and Exit Facility") with a syndicate of lenders co-led by Fleet National Bank ("Fleet") and GECC Capital Markets Group, Inc. ("GECC"). (see Note 16 "The DIP and Exit Facility").

We pursued the sale of certain other assets, including our distribution centers in Mira Loma, California ("Mira Loma") and Gaffney, South Carolina ("Gaffney"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Thrifty has leased Mira Loma to FMI International LLC, a logistics provider, which will provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and physical distribution services agreement. We sold Gaffney to Automated Distribution Systems, L.P., a logistics provider, for approximately $20.2 million.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Court orders, we have been authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We have notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim. The bar date for creditors was July 30, 2004 and the bar date for government entities was August 30, 2004 (excluding the U.S. Internal Revenue Service for which the bar date was October 29, 2004). Differences between liability amounts recorded by us and claims filed by creditors will be reconciled and, if necessary, the Court will make a final determination of allowable claims. We will continue to evaluate the amount of our pre-petition liabilities on an ongoing basis and recognize any additional liabilities which may be material.

Under the Bankruptcy Code, we have the ability to reject executory contracts, including leases, subject to the approval of the Court and certain other conditions. Parties affected by the rejection of a contract may file claims against us in the Court in accordance with the Bankruptcy Code. Due to the uncertain nature of many of the potential claims, which have been or may be asserted against us, we are unable to project the magnitude of such claims with any degree of certainty. We have incurred, and will continue to incur, significant costs associated with our reorganization.

On November 12, 2004, we filed a proposed joint plan of reorganization (the "Plan") with the Court. The Plan provides for an orderly reorganization of the Company and cash distributions to impaired parties and is subject to a vote by eligible ballot holders. Alternatively, the Plan allows for a sale of all or substantially all of our assets and/or equity interests in the Meldisco business, following notice and a hearing.

The Plan provides for some flexibility in the timing of its confirmation and our emergence from bankruptcy. Key events that could impact this timing include determinations by the Court on our motion to assume our Master Agreement with Kmart effective as of July 1, 1995, as amended ("Master Agreement") (including a determination of Kmart's cure claim - see Note 27 "Commitments and Contingencies") prior to Plan confirmation. The Plan also provides that we will not emerge from bankruptcy until we are current in filing our periodic reports with the Securities and Exchange Commission ("SEC").

If and when the Plan is confirmed, we expect to make an initial distribution of cash to creditors. The amount of this initial distribution will be based upon our cash balance remaining after payment of, or establishing reasonable reserves for, administrative claims, cure claims to the extent applicable, priority tax claims, secured tax claims and convenience claims as well as establishing a working capital cash reserve of $28.0 million. As set forth in the Plan, if the initial distribution does not exceed the lesser of $121.0 million or 85% of the then estimated general unsecured claims, we will apply up to $21.0 million of our working capital cash reserve to increase the initial distribution to an amount equal to the lesser of $121.0 million or 85% of the then estimated general unsecured claims. Balances due creditors after the initial distribution, if any, will be subject to our generation of free cash flow, as defined. Such amounts will be distributed following the first and third quarters of each fiscal year until such obligations have been satisfied.

In order to exit Chapter 11 successfully, we will need to obtain Court confirmation of a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code. At this time, it is not possible to predict accurately the effect of our reorganization on our business, creditors or stockholders or when we may emerge from Chapter 11, if at all.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of all subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. The minority interests represent the 49% participation of Kmart in the ownership of substantially all subsidiaries of Meldisco formed or to be formed for the purpose of operating licensed footwear departments in Kmart stores. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

FISCAL YEARS

The accompanying financial statements include our consolidated results of operations, assets and liabilities for the 53-week fiscal year ended January 3, 2004 and for the 52-week fiscal years ended December 28, 2002 and December 29, 2001.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies, which may be impacted by management's estimates and assumptions, are discussed in these notes and include the valuation and aging of inventory and shrink reserve, the impairment of long-lived assets, insurance liabilities, the valuation of deferred taxes, other intangible assets, the valuation of retiree medical benefits and the reserve for excess rent and minority interest.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value. Our cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to current liabilities.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MERCHANDISE INVENTORIES AND COST OF SALES

Inventories are finished goods, consisting of merchandise purchased from domestic and foreign vendors, and are carried at the lower of cost or market value, determined by the retail inventory method on a first-in, first-out ("FIFO") basis. The retail inventory method is commonly used by retail companies to value inventories at cost by applying a cost-to-retail percentage to the retail value of inventories. The retail inventory method is a system of averages that requires management's estimates and assumptions regarding mark-ons, mark-ups, markdowns and shrink, among others and, as such, could result in distortions of inventory amounts.

The cost of inventories includes the cost of merchandise, freight-in, duties, royalties and related fees and the cost of our merchandise sourcing operations. Cost of sales is comprised of the cost of merchandise, warehousing and delivery costs, inventory shrinkage, rent and buying/merchandising costs.

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

IMPAIRMENT OF LONG-LIVED ASSETS

An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amounts of long-lived tangible and intangible assets with finite lives may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We have generally identified this lowest level to be principally individual stores or leased departments. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at our weighted average cost of capital. We estimate fair value based on the best information available using estimates, judgments and projections as considered necessary.

DEFERRED CHARGES

Deferred charges, which primarily include deferred financing costs, are amortized on a straight-line basis over the remaining term of the debt.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets, ("Statement No. 142") as of the first day of fiscal year 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. (see
Note 14 "Goodwill and Other Intangible Assets.") Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144.

Intangible assets that do not have indefinite useful lives consist of trade names and trademarks and are classified within other noncurrent assets in the accompanying consolidated balance sheets. The cost of these intangibles is amortized on a straight-line basis over the estimated useful lives of the respective assets and liabilities, which range from 5 to 20 years.

REVENUE RECOGNITION

Revenues from retail stores are recorded at the point of sale when the product is delivered to customers and revenues from wholesale operations are recorded when the product is shipped to customers in accordance with the terms of the applicable contractual agreement. Retail sales exclude all taxes. Provisions for merchandise returns are provided in the period that the related sales are recorded and are reflected as a reduction of revenues. We determine the amount of provisions based on historical information. Sales discounts and other similar incentives are recorded as a reduction of revenues in the period in which the related sales are recorded.

ADVERTISING COSTS

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs are recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and were $27.8 million, $35.3 million and $35.2 million in 2003, 2002 and 2001, respectively.

INCOME TAXES

We determine our deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established for amounts which we cannot conclude that it is more likely than not that such amounts will be realized (see Note 21 "Income Taxes.")

POSTRETIREMENT BENEFITS

We provide a defined benefit health care plan for substantially all retirees who meet certain eligibility requirements, including current active full-time associates who had a minimum of 10 years of service

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 1992 and work up to age 60. As of January 3, 2004 and December 28, 2002, we had an accrual of $29.3 million and $30.9 million, respectively, relating to postretirement benefits in other long-term liabilities on our consolidated balance sheets. The annual cost of postretirement benefits is funded as it arises and the cost is recognized over an employee's term of service to us (see Note 25 "Postretirement Benefits".)

INSURANCE LIABILITIES

We are primarily self-insured for health care costs. We maintain workers' compensation insurance that has a deductible of $250,000, property insurance with deductibles ranging between $50,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, including medical, postretirement benefits, workers' compensation, general, automobile and property claims, provisions are made for our actuarially determined estimates of discounted future claim costs for such risks.

STOCK-BASED COMPENSATION PLANS

As permitted under Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we have elected not to adopt the fair value method of accounting for our stock-based compensation plans, but continue to apply the provisions of Accounting Principles Board Opinion ("APB 25"), Accounting for Stock Issued to Employees. In accordance with APB 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 1997 Associate Stock Purchase Plan since the plan is non-compensatory as defined in APB 25. We plan to adopt FASB Statement No. 123 (Revised 2004), which requires that the fair value of share-based payments to employees be expensed, in 2005 (see Note 4 "Impact of Recently Issued Accounting Standards".)

As of January 3, 2004, we have three stock-based employee compensation plans (see Note 22 "Stock Incentive Plans.") We have adopted the disclosure standards of Statement No. 123 and Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No.
123) which requires us to provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value method of accounting for stock options as defined in Statement No. 123 had been applied. The following table illustrates the effect on net loss and loss per share amounts if we had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in millions, except per share amounts):

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               2003        2002         2001
                                              ------     --------      ------
NET LOSS:
      Reported                                $(54.4)    $ (103.5)     $(30.6)
       Stock-based employee compensation
         expense determined under fair
         value method for all awards,net
         of related tax effects in 2001         (0.8)        (7.0)       (4.0)
                                              ------     --------      ------
       Pro forma net loss                      (55.2)    $ (110.5)     $(34.6)
                                              ------     --------      ------

LOSS PER SHARE:
    Basic and Diluted:
      Reported                                $(2.65)    $  (5.06)     $(1.51)
      Pro forma                                (2.69)       (5.41)      (1.71)

The weighted average fair value of options granted during fiscal years 2002 and 2001 was $13.75 and $22.64, respectively. There were no options granted during fiscal 2003. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2002        2001
                                              ------       ----
Expected volatility                             49.6%      45.0%
Expected life in years                           6.0        6.0
Risk-free interest rate                          4.4%       4.8%
Assumed forfeiture rate                            -          -

EARNINGS PER SHARE

Basic EPS is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contracts or obligations to issue common stock were exercised or converted. The following table reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute basic and diluted loss per share (in millions):

                                            2003      2002     2001
                                            ----      ----     ----
Shares outstanding at beginning of year     20.2      20.1     19.9
Contingently issuable shares (1)             0.3       0.3      0.3
                                            ----      ----     ----
Average shares outstanding - basic          20.5      20.4     20.2
                                            ----      ----     ----

Average shares outstanding - diluted (2)    20.5      20.4     20.2
                                            ----      ----     ----

(1)   Represents shares earned under our stock incentive plans.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. During the years ended January 3, 2004, December 28, 2002 and December 29, 2001, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on EPS and, therefore, excluded from the calculation of diluted earnings per share, totaled 841 shares, 20,158 shares and 415,100 shares for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The carrying value of mortgages as of January 3, 2004 was $7.1 million, which approximated its fair value. The carrying value of mortgages as of December 28, 2002 was $7.9 million. The fair value of mortgages as of December 28, 2002 was $8.5 million and was estimated using the present value of future cash flows at a discount rate of 6.0%. The fair value of our four interest rate swap agreements is reflected in accrued expenses in the accompanying consolidated balance sheets and totaled approximately $0.4 million and $1.5 million as of January 3, 2004 and December 28, 2002, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for our derivative instruments and hedging activities in accordance with Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("Statement No. 133") and Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133 ("Statement No. 138"). Statements No. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is entered into, we designate the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a hedge of variability of fair value released to a recognized asset or liability (fair value hedge). For all hedging relationships, we formally document the hedging relationship, its risk-management objective, the strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative instrument that is not considered to be highly effective, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Cash

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlements under the hedge are recorded in the period in which earnings are affected by the variability in cash flows of the designated hedged item.

We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, a hedged firm commitment no longer meets the definition of a firm commitment or designation of the derivative as a hedging instrument is no longer appropriate.

3.    DISCONTINUED OPERATIONS

The sale of certain Footaction stores to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, which comprised the Athletic Segment in 2004 has been accounted for as discontinued operations. Accordingly, our financial statements have been restated to reflect the Athletic Segment as a discontinued operation in our consolidated statements of operations and cash flows for all periods presented. In addition, the 2003 consolidated balance sheet reflects the assets and liabilities of the discontinued operations as held for sale. Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented. Balance sheet information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for fiscal 2003 only.

During 2003 we initiated a plan for the disposition of our Athletic Segment. In 2004 we closed 166 underperforming stores and, effective May 2, 2004, the assets of 349 Footaction stores were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sale price was placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. During the year following the closing of the sale, if Foot Locker enters into a new lease for any of these store locations, the escrow amount relating to that location shall be paid to us. The escrow amount relating to any location for which Foot Locker has not entered into a new lease within one year after the closing shall be paid to Foot Locker, thereby reducing the purchase price by such amount.

Net sales and operating loss from discontinued operations for 2003 was (in millions):

                                                2003
                                              --------
Net sales                                     $  973.2
Operating loss from discontinued operations   $  (39.9)

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of financial information of our discontinued and continuing operations for 2002 and 2001 (in millions):

                                           Consolidated                    Continuing
2002                                       (As Reported)   Discontinued   (As Restated)
                                           -------------   ------------   -------------
Net sales                                  $     2,299.9   $      953.9   $     1,346.0
Cost of sales                                    1,625.3          707.9           917.4
                                           -------------   ------------   -------------
Gross profit                                       674.6          246.0           428.6
Operating expenses                                 635.2          274.9           360.3
                                           -------------   ------------   -------------
Operating profit (loss)                             39.4          (28.9)           68.3
Interest expense, net                               14.2            5.5             8.7
                                           -------------   ------------   -------------
Income (loss) from operations                       25.2          (34.4)           59.6
Provision for income taxes                          67.3           32.1            35.2
                                           -------------   ------------   -------------
Income (loss) before minority interests    $       (42.1)  $      (66.5)  $        24.4
                                           =============   ============   =============

                                           Consolidated                    Continuing
2001                                       (As Reported)   Discontinued   (As Restated)
                                           -------------   ------------   -------------
Net sales                                  $     2,460.5   $    1,016.3   $     1,444.2
Cost of sales                                    1,762.2          775.3           986.9
                                           -------------   ------------   -------------
Gross profit                                       698.3          241.0           457.3
Operating expenses                                 676.7          331.3           345.4
                                           -------------   ------------   -------------
Operating profit (loss)                             21.6         (90.3)           111.9
Interest expense, net                               15.2           13.0             2.2
                                           -------------   ------------   -------------
Income (loss) from operations                        6.4         (103.3)          109.7
Provision (benefit) for income taxes                (7.8)         (35.6)           27.8
                                           -------------   ------------   -------------
Income (loss) before minority interests    $        14.2   $      (67.7)  $        81.9
                                           =============   ============   =============

4.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003 the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. As of January 3, 2004, we did not have interests in VIE's and the adoption of the provisions of this interpretation did not have a material effect on our financial statements.

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132 Revised"), was issued. Statement 132 Revised prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Statement 132 Revised retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement 132 Revised is effective for fiscal years ending January 3, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, Employers ' Accounting for Postretirement Benefits Other Than Pensions, addresses employers' accounting for postretirement health care benefits. FASB Staff Position 106-2 requires that employers that qualify for a prescription drug subsidy must recognize the reduction in costs as employees provide services in future years, commencing with reporting periods ending after June 15, 2004. We estimate that the medical drug subsidy that we will receive from 2006 through 2013 will approximate $1.7 million.

In December 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-10, Application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Reseller to Sales Incentives Offered to Consumers by Manufacturers. According to EITF No. 03-10, manufacturers' coupons that meet certain criteria should be recorded gross-basis as revenue, and are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 is not expected to have a material impact on our financial statements.

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of APB No. 43, Chapter 4 ("Statement No. 151"), was issued. Statement No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. Statement No. 151 is effective for the fiscal year beginning January 1, 2006. The adoption of Statement No. 151 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 ("Statement No. 153"). Statement No. 153 is effective for nonmonetary asset exchanges occurring in our fiscal year beginning January 1, 2006. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 is not expected to have a material impact on our financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment, which is a revision of Statement No. 123. With limited exceptions, Statement No. 123 (Revised 2004) requires that the fair value of share-based payments to employees be expensed over the period service is received. This Statement is effective for us beginning with our first interim period subsequent to June 15, 2005. We intend to adopt this Statement using the modified prospective method. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

5.    MELDISCO'S RELATIONSHIP WITH KMART

We operated the footwear departments in 1,511 Kmart stores (the "Shoemart Subsidiaries") as of January 3, 2004. Kmart owns a 49% equity interest in substantially all of the subsidiaries that operate these footwear departments. The business relationship between Meldisco and Kmart is extremely important to us, particularly now that we have exited all of our Athletic Segment businesses and have exited certain Meldisco footwear departments. The loss of Meldisco's Kmart operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us. The Shoemart Subsidiaries own the inventory and are responsible for staffing the departments. The Kmart licensed footwear departments account for a substantial majority of our total sales and operating profit from continuing operations, as shown in the tables below (in millions):

                                                        2003       2002        2001
                                                      --------   --------    --------
Sales from continuing operations
  Footstar                                            $1,015.6   $1,346.0    $1,444.2
  Kmart footwear departments                          $  901.4   $1,154.3    $1,209.3

Kmart footwear sales from continuing operations as
percentage of Footstar                                      89%        86%         84%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             2003       2002     2001
                                                             -----     ------   ------
Operating profit from continuing operations
    Footstar                                                 $36.1     $ 68.3   $111.9
    Meldisco                                                 $49.8     $ 75.4   $120.5
    Kmart footwear departments                               $55.6     $109.4   $120.3

Kmart's interest in footwear departments'
    operating profit                                         $24.8     $ 50.9   $ 56.2
                                                             -----     ------   ------

Operating profit adjusted to exclude Kmart's 49%
    interest in footwear departments' operating income
    Footstar                                                 $11.3     $ 17.4   $ 55.7
    Meldisco                                                 $25.0     $ 24.5   $ 64.3
    Kmart footwear departments                               $30.8     $ 58.5   $ 64.1

The Master Agreement provides us with the non-transferable exclusive right and license to operate a footwear department in each applicable Kmart store. The initial term of the Master Agreement expires July 1, 2012, and is renewable for a 15-year term upon mutual agreement, unless either party gives notice of termination at least four years prior to the end of the applicable term. The license agreement for particular Kmart stores allow the parties to terminate those agreements under specified circumstances.

As set forth in the Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds on a weekly basis to us less any applicable fees outlined in the Master Agreement. Such deductions and fees were $136.0 million, $171.0 million and $179.7 million for fiscal 2003, 2002 and 2001, respectively. As of January 3, 2004 and December 28, 2002, we had outstanding accounts receivable due from Kmart of $12.1 million and $31.0 million respectively, which were subsequently collected in January 2004 and January 2003, respectively.

Under our arrangement with Kmart, Meldisco distributes annually at the end of the first quarter of each fiscal year, a payment to Kmart for a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries for the preceding fiscal year and an excess rent payment (excess fee) for the preceding fiscal year which is contingent upon store-by-store or store level profits above certain levels. As of January 3, 2004 and December 28, 2002, Kmart's undistributed equity percentage share of the retained earnings (minority interests) amounted to $13.2 million and $32.9 million, respectively. As our fiscal 2002 audited financial statements were not finalized by March 31, 2003, the payment due date, we made an estimated payment of $36.2 million for the fiscal 2002 dividend on March 31, 2003.

In addition to the minority interest dividends, as of January 3, 2004 and December 28, 2002, we had a liability for undistributed excess fees of $4.7 million and $15.8 million, respectively. We made an estimated excess fee payment of $15.2 million for fiscal 2002 on March 31, 2003.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    2003 RESTRUCTURING PLAN

In fiscal 2003, we incurred approximately $18.2 million of restructuring and asset impairments relating to the closing of 316 Kmart stores. These charges included approximately $15.7 million for inventory write-downs which have been reflected in the consolidated statements of operations as a component of cost of sales. The non-inventory amounts, which amounted to $2.5 million, included $1.9 million for severance costs and $0.6 million for asset impairments. Such costs have been reflected in restructuring, asset impairment and other charges in the accompanying consolidated statements of operations. All charges under the 2003 restructuring plan have been paid as of January 3, 2004.

7.    2002 RESTRUCTURING PLAN AND OTHER CHARGES

During fiscal year 2002, we approved several plans in which we recorded net restructuring, asset impairment and other charges (the "Charge") of $43.9 million principally in connection with our exiting various license arrangements acquired in the J. Baker acquisition and the closing of certain Kmart stores. The inventory portion of the Charge, which amounted to $29.1 million, has been reflected in the consolidated statements of operations as a component of cost of sales. The non-inventory amounts, which amounted to $14.8 million, net, have been reflected as restructuring, asset impairment and other charges in the accompanying consolidated statements of operations. In addition to the Charge, net reversals of $(0.8) million were recorded during 2002 related to restructuring and other charges recorded in fiscal 2001.

                                                     2002                       2003
                                        Initial
                                        Charge      Usage     Balance      Usage    Balance
                                        -------     -----     -------      -----    -------
Non-cash components
Inventory write-downs                   $  29.1     $29.1     $     -      $   -    $     -
Lease exit costs                            1.2       1.2           -          -          -
Asset impairment                            7.9       7.9           -          -          -
                                        -------     -----     -------      -----    -------
Subtotal                                   38.2      38.2           -          -          -

Cash Components
Severance                                   4.6       3.5         1.1        1.1    $     -
Store, building and lease exit costs        1.1       1.1           -          -          -
                                        -------     -----     -------      -----    -------
Subtotal                                    5.7       4.6         1.1        1.1          -
                                        -------     -----     -------      -----    -------

Total                                   $  43.9     $42.8         1.1        1.1    $     -
                                        =======     =====     =======      =====    =======

8.    2001 RESTRUCTURING PLAN AND OTHER CHARGES

In fiscal year 2001, we approved a plan (the "2001 Plan") including restructuring, asset impairment and other charges totaling $9.0 million for the write-down of inventory, the impairment of assets, severance, and costs associated with the early termination of leases.

The most significant component of these charges included the write-down of certain inventory, which totaled $5.8 million and related to markdowns for inventory at certain Ames stores and for inventory at licensed departments, which have since been closed. The inventory component of the charge was

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded as a component of cost of sales and was used in fiscal year 2001 to directly write-down the related inventory.

The charges for asset impairments and lease terminations were related to certain costs to exit non-strategic landlord relationships acquired in the J. Baker acquisition and certain costs to close Ames stores in connection with its reorganization plan.

The 2001 Plan included a fixed asset and goodwill impairment charge of $1.8 million. Of this amount, $1.1 million related to the termination of certain landlord relationships and $0.7 million related to the impairment of certain assets associated with additional Ames closings. The asset impairment charge was primarily recorded as a reduction of fixed assets, principally representing fixtures and leasehold improvements. The fixed assets written off could not readily be used at other store locations nor was there a ready market outside the Company to determine fair value; the assets were discarded at the time of closing.

In connection with the store closings, we established a reserve of $0.9 million for store exit costs. These store exit costs were principally for future lease payments, offset by sublease activity and lease buyouts based upon historical experience. We also established a reserve of $0.5 million for various severance costs in connection with the restructuring plan.

The following table displays the activity and the significant components of the fiscal year 2001 Plan and other charges (in millions):

                                           2001                       2002
                                 Additional
                        Initial   Charge/
                        Charge   (Reversal)   Usage   Balance    Usage   Balance
                        -------  ----------   -----   -------    -----   -------
Non-cash components
Inventory write-downs   $   5.8  $        -   $ 5.8   $     -    $   -   $     -
Asset impairment            1.8           -     1.8         -        -         -
                        -------  ----------   -----   -------    -----   -------
Subtotal                    7.6           -     7.6         -        -         -

Cash Components
Severance                     -         0.5       -       0.5      0.5   $     -
Store exit costs            0.9           -       -       0.9      0.9         -
                        -------  ----------   -----   -------    -----   -------
Subtotal                    0.9         0.5       -       1.4      1.4         -
                        -------  ----------   -----   -------    -----   -------

Total                   $   8.5  $      0.5   $ 7.6   $   1.4    $ 1.4   $     -
                        =======  ==========   =====   =======    =====   =======

9.    J. BAKER ACQUISITION

In February 2001, we completed the acquisition of the footwear assets of J. Baker. The business operated 1,163 licensed footwear departments under 13 agreements with retail chains including Ames, Variety, Stein Mart, Today's Man and Spiegel, Inc. Assets we purchased included inventory, store fixtures, trademarks and license agreements. The cash consideration paid for the assets was $59.0 million. The acquisition was accounted for under the purchase method of accounting for business combinations. The purchase price was allocated to the acquired assets and liabilities assumed, both tangible and intangible, based upon valuations from outside experts and certain management estimates.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management estimated the value of acquired inventory as the net realizable value of the acquired inventory, less a normal profit margin. Accordingly, our financial statements include the results of operations of J. Baker from the acquisition date. The excess of the purchase price over the fair market value of the net assets acquired which amounted to $26.0 million, was recorded as goodwill and was being amortized over 15 years. As discussed in Note 14, "Goodwill and Other Intangible Assets," the remaining unamortized goodwill related to this acquisition, which totaled $24.3 million, was written off in fiscal 2002. As of January 3, 2004, we had exited all of the J. Baker businesses.

10.   ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following (in millions):

                                                 2003      2002
                                                 -----     -----
Due from Kmart                                   $12.1     $31.0
Other - primarily trade                            4.8      23.0
                                                 -----     -----
                                                  16.9      54.0
Less: Allowance for doubtful accounts              0.3       2.9
                                                 -----     -----

     Total                                       $16.6     $51.1
                                                 -----     -----

In fiscal 2001, Ames, whose footwear department license was acquired by us in the J. Baker acquisition (see Note 9 "J. Baker Acquisition"), filed a voluntary petition for reorganization under Chapter 11. On August 14, 2002, Ames announced that, as a result of continued weak sales, it would cease operations and close all of its 327 store locations. We continued to operate licensed footwear departments within Ames stores until all the stores were closed in October 2002. As a result of Ames' decision to cease operations and close all its stores, we recorded a charge in fiscal 2002 of $9.2 million as a write off to bad debt expense in connection with the receivables from Ames. We are currently pursuing our claim with respect to the $9.2 million receivable through litigation.

In fiscal 1998, we sold our right, title and interest in the trademark Land Rover for a minimum payment of $5.0 million payable in 2004. Subsequent to the sale, the acquiror filed for bankruptcy and the principal ownership of the company changed.

In July 2003, we began negotiating with the new owners of the Land Rover trademark and revised the initial agreement to include certain additional future rights to the use of the name in exchange for an additional $0.4 million and the acceleration of the required $5.0 million payment. The amended sale price of $5.4 million would be paid in two installments of $2.7 million, the first payable in August 2003, and the second in January 2004. Based upon these revisions and due to our collection of the first installment of $2.7 million, we recorded the $5.4 million as other income in the accompanying consolidated statements of operations during fiscal 2003 and established a receivable for the final installment of $2.7 million. The second installment due in January 2004 has been collected.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in millions):

                                   2003        2002
                                  -----       -----
Deferred income taxes             $ 4.3       $ 3.4
Income tax refund receivable        5.8        15.8
Other prepaid taxes                 8.7        10.1
Other                               4.3         7.1
                                  -----       -----

    Total                         $23.1       $36.4
                                  -----       -----

See Note 21, "Income Taxes," for information on the deferred income taxes.

12.   ASSETS AND LIABILITIES HELD FOR SALE

During fiscal 2003, we commenced the process to dispose of our Athletic Segment (see Note 1 "Business Risks - Bankruptcy Filing" and Note 3 "Discontinued Operations"). Assets and liabilities held for sale as of January 3, 2004 consisted of the following (in millions):

ASSETS HELD FOR SALE
Cash and cash equivalents                         $ 10.5
Accounts receivable, net                             5.2
Inventories                                        167.6
Prepaid expenses and other current assets            2.5
Property and equipment, net                         79.0
Goodwill                                            18.0
Intangible assets, net                               0.3
Deferred charges and other non current assets        1.4
                                                  ------
                                                  $284.5
                                                  ======

LIABILITIES HELD FOR SALE
Accounts payable                                  $ 41.3
Accrued expenses                                    57.4
Income taxes payable                                 0.1
Other long-term liabilities                         11.7
                                                  ------
                                                  $110.5
                                                  ======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in millions):

                                         Useful lives
                                           (in yrs.)          2003        2002
                                      -------------------    ------      ------
Land                                                         $ 13.2      $ 14.8

Buildings and improvements                          10-40      65.5        50.3

Equipment and furniture                              5-10     166.0       249.0

Capital leases                                       5-10       2.4         7.0

Leasehold improvements                      10 or life of       8.2        90.1
                                      lease, whichever is
                                                  shorter
Construction in progress                                        0.7        41.7
                                                             ------      ------
                                                              256.0       452.9

Less: Accumulated depreciation and
    amortization                                              108.8       186.2
                                                             ------      ------
             Total                                           $147.2      $266.7
                                                             ======      ======

Depreciation expense was $19.9 million, $16.9 million and $16.3 million in 2003, 2002 and 2001, respectively.

14.   GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued Statement No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

We adopted the provisions of Statement No. 142 effective the first day of fiscal year 2002. We ceased the amortization of all unamortized goodwill and ceased the amortization of a $10.5 million trademark, which was determined to have an indefinite useful life. Amortization expense related to goodwill was $2.3 million for the year ended December 29, 2001. Amortization expense related to the intangible asset with an indefinite useful life was $0.5 million for the year ended December 29, 2001.

Statement No. 142 requires the annual testing for the impairment of goodwill at a reporting unit level. The Standard also required a goodwill impairment test as of the adoption date. We identified our reporting units under Statement No. 142 to be the Meldisco Segment and, prior to its sale, the Athletic Segment. We maintained goodwill at the Meldisco Segment relating to the assets acquired from
J. Baker in the amount of $24.3 million. The fair value of these reporting units was estimated using the present value of expected future cash flows or market values of related businesses, where appropriate. We completed our impairment test during the second quarter of fiscal year 2002 and determined that the $24.3 million of unamortized goodwill of the Meldisco Segment relating to the assets acquired from J. Baker was impaired. This impairment was the result of sequential periods of decreased

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating profit and the exit of most of the leases acquired. Accordingly, we recognized a charge for the cumulative change of adopting the accounting standard as shown in the accompanying consolidated statements of operations.

In connection with the adoption of Statement No. 142, we reassessed the useful lives of our amortizable intangible assets; there were no changes from previous years. Additionally, a trademark was determined to have an indefinite useful life due to its expected ability to generate cash flows indefinitely. During fiscal year 2003, we evaluated the fair value of our intangible assets and determined that certain trade names of approximately $1.1 million and our customer database were impaired and written off.

The following table shows information regarding intangible asset (in millions).

                                         AS OF JANUARY 3, 2004                     As of December 28, 2002
                         ----------------------------------------------------------------------------------
                                                    GROSS                           Gross
                          Weighted-Average         CARRYING     ACCUMULATED        Carrying   Accumulated
                         Amortization Period        AMOUNT      AMORTIZATION        Amount    Amortization
Amortizable assets

Trade names and                     10 years       $    1.7     $        0.6       $   13.0   $         6.1
     trademarks
Customer Database                                         -                -            2.7             1.6

Unamortizable asset

Trademark                                               9.9                -           10.5             0.6
                                                   --------     ------------       --------   -------------
              Total                                $   11.6     $        0.6       $   26.2   $         8.3
                                                   --------     ------------       --------   -------------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the reconciliation between net loss and adjusted net loss which excludes the amortization of goodwill and amortization of trademark with an indefinite life, net of tax, as well as the related impact on basic and diluted loss per share for the fiscal year ended (in millions, except per share amounts):

                                      JANUARY 3,     December 28,     December 29,
                                         2004            2002            2001
                                      ----------     ------------     ------------
Net loss                               $ (54.4)        $ (103.5)        $ (30.6)
Add back: Goodwill amortization              -                -             1.8
Add back: Trade name amortization            -                -             0.3
                                       -------         --------         -------
Adjusted net loss                      $ (54.4)        $ (103.5)        $ (28.5)
                                       =======         ========         =======

BASIC AND DILUTED LOSS PER SHARE:
Net loss                               $ (2.65)        $  (5.06)        $ (1.51)
Goodwill amortization                        -                -            0.09
Trade name amortization                      -                -            0.01
                                       -------         --------         -------
Adjusted net loss                      $ (2.65)        $  (5.06)        $ (1.41)
                                       =======         ========         =======

The following table lists amortization expense relating to amortizable intangible assets for the fiscal year ended January 3, 2004 and currently projected amortization expense for the next five fiscal years (in millions):

Fiscal year 2003            $  1.2
Fiscal year 2004               0.7
Fiscal year 2005               0.1
Fiscal year 2006               0.1
Fiscal year 2007               0.1
Fiscal year 2008               0.1

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   ACCRUED EXPENSES

Accrued expenses consisted of the following (in millions):

                                                  2003       2002
                                                 ------     ------
Rent                                             $  4.8     $ 33.8
Taxes other than federal income taxes               7.6       28.6
Salaries                                           11.1       21.9
2002 restructuring reserve                            -        4.0
2001 restructuring reserve                            -        7.6
Other - individually not in excess of 5%           27.9       48.7
                                                 ------     ------
Total                                            $ 51.4     $144.6
                                                 ======     ======

16.   THE DIP AND EXIT CREDIT FACILITY

Effective March 4, 2004, we entered into a senior secured $300.0 million Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Fleet and GECC. The DIP Credit Agreement provided for revolving loans of up to $240.0 million (including a sublimit of $75.0 million for letters of credit) and a term loan of $60.0 million. The DIP Credit Agreement had a term of two years.

The DIP Credit Agreement was amended on May 11, 2004 to, among other things, reduce the amount of DIP financing available to $130.0 million.

By Court order dated July 22, 2004, we further amended the DIP Credit Agreement to also provide for financing upon emergence from Chapter 11 (as so amended, the "DIP and Exit Facility"). Under the DIP and Exit Facility, we will have access to up to $100.0 million of secured DIP financing, including a sub-limit for letters of credit, subject to a borrowing base formula based upon inventory and accounts receivable. We may, at our option and upon satisfaction of certain conditions, convert the DIP and Exit Facility to post emergence financing ("Exit Facility"), which will provide for up to $160.0 million in revolving commitments, including a sub-limit for letters of credit. These conditions include the absence of any default or event of default, confirmation of the Plan and occurrence of all conditions related thereto, resolution of all issues related to our assumption of the Master Agreement and our delivery of forward looking projections acceptable to the lender and specified availability levels. Borrowings under the DIP and Exit Facility will bear interest at Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at our option, with the applicable margin at any time based on excess availability levels. A quarterly unused fee of 0.3% per annum is payable on the unutilized balance.

The DIP and Exit Facility has a total term not to exceed five years from the Petition Date and expires upon Plan confirmation. The Exit Facility is effective upon our emergence from bankruptcy and its term will be three years. Because there could be a number of months between confirmation and emergence, we plan to work with our current lenders to ensure the DIP and Exit Facility is amended to provide continued financial support to us during the period from Plan confirmation to emergence.

The DIP and Exit Facility is secured by substantially all of our assets and contains various affirmative and negative covenants, representations, warranties, and events of default to which we are subject, all

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as specified in the DIP and Exit Facility, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases, and capital expenditures. The DIP and Exit Facility contains a minimum excess availability covenant as well as a maximum capital expenditure covenant. Upon emergence from Chapter 11, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The DIP and Exit Facility also includes representations and warranties that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition, and that the Master Agreement is in full force and effect and not in default. A failure by us to satisfy any of the covenants, representations or warranties under the DIP and Exit Facility would result in default or other adverse impact under the DIP and Exit Facility. Upon the request of the Company, the lenders have extended the time for the delivery of the fiscal 2003 and 2004 annual consolidated financial statements and certain compliance certifications until we exit from Chapter 11.

17.   THE PRE-PETITION CREDIT FACILITY

Effective October 18, 2002, we entered into a three-year $325 million senior secured credit facility (the "Credit Facility") with a syndicate of lenders led by Fleet, which replaced our then existing $325 million senior revolving credit facility. The Credit Facility also included revisions to the cash management arrangement whereby funds received are deposited directly into an account at Fleet and, at our discretion, automatically applied as a reduction of amounts outstanding under the revolving loan component of the Credit Facility. As of December 28, 2002, the Credit Facility consisted of a $255.0 million revolving credit facility including a sub-limit for letters of credit and a $70.0 million, 14.25%, term loan, which term loan was subordinate to the revolving loan portion of the Credit Facility. As of December 28, 2002, there was $146.8 million outstanding under the Credit Facility, excluding outstanding letters of credit amounting to $7.2 million. As we were unable to confirm compliance during fiscal 2002 with certain of the covenants described above, borrowings under the Credit Facility were classified as short-term debt as of December 28, 2002.

As of September 24, 2003, the Company and the syndicate of lenders entered into an amendment to the Credit Facility which, among other things, increased the amount of the term loan to $90 million (with the aggregate Credit Facility thereby increased to $345 million). The Credit Facility was secured by substantially all our assets and was subject to advance rates applied to inventory, accounts receivable, and certain inventory not yet received by us but supported by trade letters of credit, which determines the amount available for borrowing by us.

The Credit Facility contained various obligations, affirmative and negative covenants, representations, warranties, and events of default to which we were subject, all as specified in the Credit Facility, including, among other things, certain financial covenants as well as limits and restrictions on additional indebtedness, other liens, dividends, stock repurchases, and capital expenditures. Initially, the Credit Facility included a leverage (debt-to-EBITDA) financial ratio covenant and an interest coverage (EBITDAR-to-interest plus rent expense) financial ratio covenant, a minimum excess availability covenant, and a maximum annual capital expenditure limit. Initially, our performance against the interest coverage ratio affected the cost of the revolving loan portion of the Credit Facility and as of September 24, 2003, such provision was amended so that our average excess availability affected the cost of the revolving loan portion of the Credit Facility. On March 21, 2003, the Company and the syndicate of lenders amended the financial covenants in the Credit Facility by replacing the leverage and interest coverage covenants with a minimum consolidated EBITDA covenant and by

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revising the minimum excess availability covenant, and the maximum annual capital expenditure limit. The Credit Facility also included representations and warranties that, on an ongoing basis, there were no material adverse events affecting our business, operations, property, assets, or condition, and that the Master Agreement was in full force and effect and not in default. A failure by us to satisfy any of the covenants, representations or warranties under the Credit Facility would result in default or other adverse impact under the Credit Facility.

As of January 3, 2004, there was $108.0 million outstanding under the Credit Facility, excluding outstanding letters of credit amounting to $15.4 million, and $90.0 million outstanding under the term loan. As borrowings under the Credit Facility were repaid in fiscal 2004, such borrowings were classified as current notes payable in the accompanying consolidated balance sheets as of January 3, 2004. The lenders extended the time for the delivery of annual and quarterly financial statements and certain compliance certifications until February 27, 2004 and waived inaccuracies in or breaches of certain provisions of the Credit Facility solely arising from the restatement of our financial statements until February 27, 2004. We did not comply with the provisions of this waiver. On March 4, 2004, we entered into the DIP Credit Agreement (See
Note 16 "The DIP and Exit Credit Facility").

The Credit Facility had a weighted average interest rate of 8.7% on outstanding borrowings as of January 3, 2004. The weighted average interest rate on outstanding borrowings was 7.7%, 4.6% and 5.5% in fiscal years 2003, 2002 and 2001, respectively. Interest on the revolving portion of the Credit Facility was determined based upon several alternative rates and could have automatically increased or decreased based upon our average excess availability. Interest on the term loan was fixed at 15.0% through September 24, 2004 and was thereafter subject to fluctuating rates. A facility fee was paid based on the aggregate commitments. Up-front fees paid were amortized over the life of the Credit Facility.

18.   INTEREST RATE SWAP AGREEMENTS

We incurred variable rate debt through the revolving portion of our Credit Facility. This debt exposed us to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of our interest expense, effective January 8, 2002, we entered into four interest rate swap agreements with a total notional amount of $60.0 million and a weighted average fixed rate of 3.6%. The four interest rate swap agreements expired on January 8, 2004. For the years ended January 3, 2004 and December 28, 2002, interest rate cash flow hedges were highly effective. As of January 3, 2004 and December 28, 2002, the fair value of each interest rate swap is reflected in accrued expenses in the accompanying consolidated balance sheets and totaled approximately $0.4 million and $1.5 million, respectively. For the years ended January 3, 2004 and December 28, 2002, we recorded interest expense of $1.5 million and $1.0 million related to the interest rate swap agreements, respectively. There were no net gains or losses from cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation. Since the interest rate swaps qualified as cash flow hedges and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive loss. We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. No cash flow hedges were discontinued during fiscal year 2003.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

                                2003       2002
                               -----      -----
Employee benefit costs         $33.3      $40.2
Kmart reserve                   10.9       10.3
Other                           14.7       22.3
                               -----      -----
       Total                   $58.9      $72.8
                               -----      -----

In connection with our purchase of the Meldisco headquarters building in Mahwah, New Jersey, in September 2000, we assumed a 10-year term mortgage, of which $7.1 million and $7.9 million were outstanding as of January 3, 2004 and December 28, 2002, respectively. Under the terms of the mortgage agreement, we are required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be repaid. The mortgage bears a fixed annual rate of interest of 8.08%. The long-term portion of the mortgage is included in other long-term liabilities. As of January 3, 2004, the future principal payments under the mortgage are as follows:

2004               $   0.9
2005                   0.9
2006                   1.0
2007                   1.1
2008                   1.2
Thereafter             2.0

20.   LEASES

We leased a warehouse and office facilities through operating leases over periods ranging from 5 to 15 years. We also lease automobiles, computer hardware and various equipment for shorter periods. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended January 3, 2004 was as follows (in millions):

                          2003       2002       2001
                         -----     ------    -------
Minimum rentals          $10.2     $ 14.2    $  14.6
Percentage rentals        87.5      143.6      166.0
                         -----     ------    -------

   Total                 $97.7     $157.8    $ 180.6
                         -----     ------    -------

Excess rent expense consists primarily of excess rent fees under the Master Agreement, which are contingently based on store profitability. Accordingly, the future minimum rental payments disclosed below exclude future excess rent fees to Kmart.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 3, 2004, the future minimum rental payments under operating leases were as follows (in millions):

2004        $7.3
2005         2.5
2006         1.0
2007         0.5
2008         0.2

21.   INCOME TAXES

The provision for income taxes was comprised of the following (in millions):

                2003            2002            2001
               -----           -----          ------
Federal        $ 7.1           $27.3          $ 19.5
State            2.9             7.9             8.3
               -----           -----          ------
  Total        $10.0           $35.2          $ 27.8
               -----           -----          ------

Included in the consolidated provision for income taxes are net deferred tax (benefit) provision of $(0.9) million, $18.5 million and $(7.2) million for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

Income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

                                                           2003       2002       2001
                                                          -----      ------     ------
Computed "expected" income tax expense                    $ 4.5      $ 20.9     $ 38.4
Increases (decreases) in income taxes resulting from:
  State income taxes, net of
  federal tax benefit                                       2.3         6.1        6.6
  51% owned subsidiaries                                   (4.0)      (13.2)     (13.0)
  Goodwill                                                    -         0.1        0.1
  Non-Deductible items                                      0.1         0.1        0.1
  Changes in prior year estimates                             -           -       (2.0)
  Loss carryback                                              -           -       (2.0)
  Other                                                       -        (0.1)      (0.4)
Valuation allowance                                         7.1        21.3          -
                                                          -----      ------     ------
Net income tax expense                                     10.0      $ 35.2     $ 27.8
                                                          -----      ------     ------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax asset and liabilities for the 2003 and 2002 fiscal years were as follows (in millions):

                                           2003         2002
                                          -------      ------
DEFERRED TAX ASSETS:
    Restructuring reserves                $   1.6      $  7.0
    Inventories                               9.1         7.9
    Postretirement benefits                  11.3        11.6
    Employee benefits                        16.8        15.0
    NOL Carry forward                        50.4        30.3
    Intangible assets                         9.3         9.0
    Other                                     3.5         4.4
                                          -------      ------
Total gross deferred tax assets             102.0        85.2
                                          -------      ------
Less valuation allowance                    (94.9)      (70.2)
                                          -------      ------
Total deferred tax assets                     7.1        15.0
                                          -------      ------
DEFERRED TAX LIABILITIES:
    Property and equipment                   (2.8)       (8.1)
    Other                                       -        (3.5)
                                          -------      ------
Total gross deferred tax (liabilities)       (2.8)      (11.6)
                                          -------      ------
NET DEFERRED TAX ASSETS                       4.3      $  3.4
                                          -------      ------

As of January 3, 2004, we have net operating loss carry forwards for federal income tax purposes of approximately $130.9 million which, if not utilized, will expire for federal purposes in 2022 and will begin expiring in 2007 for state income tax purposes. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.

In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result of our historical losses and projected results, for accounting purposes we cannot rely on anticipated long term future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that all of the deferred tax assets will be realized and have recorded in fiscal year 2003 an additional non-cash valuation allowance of $24.7 million, of which approximately $17.6 million is applicable to discontinued operations and in fiscal 2002 recorded $70.2 million, of which $48.9 million is applicable to discontinued operations.

Earnings of our 51%-owned subsidiaries are distributed and, accordingly, we provide for federal and state income taxes on their undistributed taxable earnings.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.   STOCK INCENTIVE PLANS

As of October 12, 1996, we adopted the shareholder-approved 1996 Incentive Compensation Plan (the "1996 Plan") and the shareholder-approved 1996 Non-Employee Director Stock Plan (the "Director Plan"). As of March 16, 2000, we adopted the non-shareholder-approved 2000 Equity Incentive Plan (the "2000 Plan"), which is to be used exclusively for non-executive officers of the Company. Under the 1996 Plan, a maximum of 3,100,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. Under the 2000 Plan, a maximum of 2,000,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. No executive officers of the Company are eligible for awards under the 2000 Plan. A total of 200,000 shares of our common stock were reserved for issuance under the Director Plan.

Under both the 1996 Plan and the 2000 Plan, employee stock options may not be awarded with an exercise price less than fair market value on the date of grant. Generally, options are exercisable in installments of 20 percent beginning one year from date of grant and expire ten years after the grant date, provided the optionee continues to be employed by us.

We may grant deferred restricted stock units under both the 1996 Plan and the 2000 Plan. Deferred restricted stock units were granted to certain officers and key employees. Restricted stock units vest generally five years from date of grant, provided the executive continues to be employed by us.

In connection with the grant of these deferred restricted stock units, we recorded a net increase to unearned compensation of $0 million, $0.3 million and $0.6 million in fiscal 2003, 2002 and 2001, respectively. We amortized $0 million, $0.4 million and $0.5 million in 2003, 2002 and 2001, respectively, which is recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations

We may also grant performance-based stock awards under both the 1996 Plan and the 2000 Plan. Performance-based stock awards include the granting of deferred stock units, representing rights to receive cash and/or common stock of the Company, at our discretion, based upon certain performance criteria generally over a three-year performance period. These performance-based stock awards vest over a period of time ranging from a minimum of three years to a maximum of the employee's attainment of retirement age. Compensation expense related to grants under these provisions is based on the current market price of our common stock at the date of grant and the extent to which performance criteria are being met. The 1996 Plan and 2000 Plan also offer incentive opportunities based upon performance results against pre-established earnings targets and other selected measures for each fiscal year. We also make cash award payments which employees may elect to defer up to 75% of such payment in deferred shares and receive a matching Company grant. The elective deferrals and matched amounts are deferred for a five year vesting period. The amount deferred will be paid in shares.

In connection with the grant of these performance-based stock awards, we recorded an increase (decrease) to unearned compensation of $0.3 million and ($3.4 million) in 2003 and 2002, respectively. We also amortized $0.7 million, $0 million and $1.6 million into expense in 2003, 2002 and 2001, respectively, which is recorded as a component of store operating, selling, general and administrative

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses in the accompanying consolidated statements of operations. We made no payments in 2003 and paid $0.6 million in cash in 2002.

The following table provides information relating to the potential dilutive effect and shares available for grant under each of our stock compensation plans.

                               Number of
                             Shares to be         Weighted       Number of Shares                             Number of Shares
                              Issued upon         Average            Issued,           Number of Shares      Remaining Available
                              Exercise of      Exercise Price   Inception to Date    Remaining Available    for Future Issuance,
                              Outstanding      of Outstanding        as of           for Future Issuance,           as of
   Plan Category            Options/Awards        Options           1/3/2004            as of 1/3/2004           12/28/2002
----------------------      --------------     --------------   -----------------    --------------------   --------------------
1996 Incentive
   Compensation Plan           1,857,667       $           29        849,870                 392,463                189,576
                               ---------       --------------        -------               ---------              ---------
2000 Equity
   Incentive Plan                890,833       $           29         38,108               1,071,059              1,018,094
                               ---------       --------------        -------               ---------              ---------
1996 Non-Employee
   Director Stock Plan           119,350       $           29         22,606                  58,044                 71,390
                               ---------       --------------        -------               ---------              ---------
Total                          2,867,850       $           29        910,584               1,521,566              1,279,060
                               =========       ==============        =======               =========              =========

The tables below provide information relating to employee stock options, deferred restricted stock units and performance-based stock awards:

                                              Employee Stock Options
                                        2003                          2002                         2001
                               -----------------------       -----------------------      -----------------------
                                Employee       Average        Employee       Average      Employee        Average
                                 Stock         Option          Stock         Option        Stock          Option
                                Options         Price         Options         Price       Options          Price
                               ---------       -------       ---------       -------      ---------       -------
Outstanding,
   beginning of year           2,630,379       $    30       2,286,050       $    31      1,808,546       $    25
Granted                                -             -         559,200       $    26        635,275       $    45
Cancelled                       (255,543)      $    30        (179,061)      $    33        (80,401)      $    29
Shares issued                          -                       (35,810)      $    22        (77,370)      $    24
                               ---------                     ---------       -------      ---------       -------
Outstanding,
   end of year                 2,374,836                     2,630,379       $    30      2,286,050       $    31
                               =========                     =========       =======      =========       =======
Exercisable, end of year       1,449,251                     1,114,457                      739,979

                                  Deferred Restricted Stock Units and Shares and
                                          Performance-Based Stock Awards
                                        2003                           2002                           2001
                              ------------------------       ------------------------       -----------------------
                               DEFERRED                       Deferred                       Deferred
                              SHARES AND       AVERAGE       Shares and       Average       Shares and      Average
                                 UNITS          PRICE           Units          Price          Units          Price
                              ----------       -------       ----------       -------       ----------      -------
Outstanding,
   beginning of year            427,739        $    30        518,397         $    29         578,483       $    25
Granted                         119,273        $     8         49,352         $    26         102,018       $    45
Cancelled                      (119,583)       $    30        (54,000)        $    27         (38,449)      $    25
Shares issued                   (53,766)       $    29        (86,010)        $    27        (123,655)      $    26
                               --------        -------        -------         -------        --------       -------
Outstanding, end of year        373,663        $    23        427,739         $    30         518,397       $    29
                               ========        =======        =======         =======        ========       =======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information about stock options outstanding as of January 3, 2004 is as follows:

                          Options Outstanding                Options Exercisable
               -----------------------------------------   -----------------------
                                  Weighted
                                  Average       Weighted                  Weighted
                                 Remaining       Average                   Average
Exercise          Number        Contractual     Exercise      Number      Exercise
Price Range    Outstanding      Term (Years)      Price    Exercisable      Price
-----------    -----------      ------------    --------   -----------    --------
  $ 7 - 9             250           0.9         $      7           50     $      7
  $10 - 19          8,460           1.1         $     14        1,820     $     13
  $20 - 29      1,461,731           2.5         $     24      866,492     $     23
  $30 - 39        456,885           1.8         $     33      385,929     $     32
  $40 - 47        447,510           3.0         $     46      194,960     $     46
  ========      =========           ===         ========    =========     ========
Total           2,374,836           2.4         $     30    1,449,251     $     29

DIRECTOR STOCK PLAN

The Director Plan is intended to assist us in attracting and retaining highly qualified persons to serve as non-employee directors. Any person who becomes an eligible director receives an initial option to purchase 2,000 shares of common stock. All options are awarded with an exercise price equal to the fair market value of the common stock on the date of grant. Generally, options are exercisable in installments of 20% beginning one year from date of grant and expire ten years after the grant date, provided the non-employee director is still a member of the board.

Commencing in 2003, the Director Plan also provides for automatic grants of 4,000 stock units ("Stock Units") to each non-employee director on the date of the annual meeting of our shareholders. Prior to fiscal 2003, the Director Plan provided for automatic amounts of 2,000 stock units. Each Stock Unit represents the right to receive one share of our common stock at the end of a specified period and vests six months and a day after the grant date. Fifty percent of such Stock Units are payable upon vesting, provided the non-employee director has not ceased to serve as a director for any reason other than death, disability or retirement. The remaining fifty percent of such Stock Units are payable upon the latter of ceasing to be a director or attaining age 65, provided that settlement of such Stock Units shall be accelerated in the event of death, disability or a change in control.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information relating to the status of, and changes in, options and Stock Units granted under the Director Plan:

                                                       Director Plan Stock Options
                                     ----------------------------------------------------------------
                                            2003                   2002                   2001
                                     ------------------     ------------------    -------------------
                                                AVERAGE                Average                Average
                                      STOCK     OPTION       Stock     Option      Stock      Option
                                     OPTIONS     PRICE      Options     Price     Options      Price
                                     -------    -------     -------    -------    -------     -------
Outstanding, at beginning of year     16,000    $    26      16,000    $    26     16,000     $    26
Granted                                    -          -           -          -          -           -
Shares Issued                              -          -           -          -          -           -
                                     -------    -------     -------    -------    -------     -------
Outstanding, at end of year           16,000    $    26      16,000    $    26     16,000     $    26
                                     =======    =======     =======    =======    =======     =======
Options exercisable, at end of year   15,200                 14,400                13,600

                                                       Director Plan Stock Units
                                          2003                   2002                   2001
                                   ------------------     ------------------     -------------------
                                              AVERAGE                Average                 Average
                                    STOCK      UNIT        Stock      Unit        Stock       Unit
                                   UNITS(1)    PRICE       Units      Price       Units       Price
                                   --------   -------     ------     -------     ------      -------
Outstanding, at beginning of year   66,000    $    32     56,000     $    33     45,000      $    33

Granted                                  -        N/A     14,000          27     14,000           36
Shares Issued                            -        N/A     (4,000)         27     (3,000)          36
                                   -------    -------     ------     -------     ------      -------
Outstanding, at end of year         66,000    $    32     66,000     $    32     56,000      $    33
                                   =======    =======     ======     =======     ======      =======

(1) Since there was no annual meeting in fiscal 2003 no Stock Units were granted.

ASSOCIATE STOCK PURCHASE PLAN

During 1997, we adopted an Associate Stock Purchase Plan ("ASPP") to provide substantially all employees who have completed service requirements an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation to a maximum of $25,000 (in fair market value of common stock purchased) annually. Quarterly, participant account balances are used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan, with 949,768 available as of January 3, 2004. There were 180,276, 168,187 and 68,216 shares purchased under this plan in fiscal year 2003, 2002, and 2001, respectively.

On December 29, 2003, the New York Stock Exchange ("NYSE") suspended trading in our common stock and, at a later date, our common stock was delisted. As a result of the NYSE action, we have suspended purchases of our common stock through the ASPP effective December 29, 2003.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.   TREASURY STOCK

From May 1997 through the end of fiscal year 2002, our Board of Directors authorized five stock repurchase programs of approximately 3,050,000, 3,000,000, 2,450,000, 2,210,000 and 2,000,000 shares. As of January 3, 2004, an aggregate of 11,218,200 shares for an aggregate purchase amount of $325.3 million, or approximately 37% of the total common stock outstanding prior to the repurchase programs, have been repurchased in the open market during this period. The treasury shares may be used under our equity incentive plans and for other corporate purposes.

During fiscal years 2003 and 2002, we issued no shares out of treasury in connection with our stock incentive plans.

24.   401(k) PROFIT SHARING PLAN

We have a tax qualified 401(k) Profit Sharing Plan available to full-time employees who meet the plan's eligibility requirements. This plan, which is also a defined contribution plan, contains a profit sharing component, with tax-deferred contributions to each employee based on certain performance criteria, and also permits employees to make contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k). Under the 401(k) profit sharing component, we match a portion of the employee's contribution under a pre-determined formula based on the level of contribution and years of vesting service. Our contributions to the plan are made in cash. Our stock is not used to fund the plan, nor is it an investment option for employees under the plan.

Contributions to the plan by us for both profit sharing and matching of employee contributions were approximately $2.3 million, $2.6 million and $2.6 million for fiscal years 2003, 2002 and 2001, respectively.

25.   POSTRETIREMENT BENEFITS

We provide postretirement health benefits for current retirees and a "closed" group of active employees who meet certain eligibility requirements. For an active employee to be eligible for future retiree medical benefits, they must meet all of the following criteria:

  - have a minimum of 10 years of full time active service as of December 31, 1992, and have been enrolled in the medical plan on that date,

  - have continuously participated in the medical plan since that date, and,

  - continue employment with us until at least age 60, or have been terminated by us involuntarily due to job elimination and had a minimum of 30 years of continuous service and be at least 50 years of age on the actual termination date.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents our change in benefit obligations (in millions):

                                               2003          2002
                                              ------        ------
Benefit obligation at beginning of year       $ 19.8        $ 19.8
Service cost                                     0.3           0.3
Interest cost                                    1.3           1.3
Amendments                                         -          (2.2)
Actuarial loss                                   1.4           2.4
Benefits paid                                   (1.6)         (1.4)
Participant contributions                        0.3           0.2
                                              ------        ------
Benefit obligation at end of year               21.5        $ 20.4
Unrecognized net actuarial gain                  0.5           2.0
Unrecognized prior service cost                  7.3           8.5
                                              ------        ------
Accrued benefit cost (unfunded)               $ 29.3        $ 30.9
                                              ------        ------

                                              2003          2002
                                              ----          ----
Weighted-average assumptions as of
    December 31
Discount Rate                                 6.25%         6.75%
                                              ----          ----

For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2003. The rate was assumed to decrease gradually to 5.0% for fiscal year 2013 and remain at that level thereafter. The components of our net periodic benefit cost were as follows (in millions):

                                        2003         2002         2001
                                       ------       ------       ------
Service cost                           $  0.3       $  0.3       $  0.3
Interest cost                             1.3          1.3          1.3
Amortization of prior service cost       (1.3)        (1.2)        (1.0)
Recognized net actuarial gain               -         (0.2)        (0.3)
                                       ------       ------       ------

Net periodic benefit cost              $  0.3       $  0.2       $  0.3
                                       ------       ------       ------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                 1-PERCENTAGE     1-PERCENTAGE
                                                POINT INCREASE   POINT DECREASE
                                                --------------   --------------
Effect on total of service and interest cost
    components                                        0.2             (0.2)
Effect on postretirement benefit obligation           2.9             (2.4)
                                                      ---             ----

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our estimate of our future postretirement health benefit payments, net of participant contributions and estimated medical drug subsidies of approximately $2.4 million for 2006 through 2013, is as follows (in millions):

2004                  $   1.4
2005                      1.2
2006                      1.1
2007                      1.1
2008                      1.1
2009 - 2013               5.9

26.   SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

We have an unfunded Supplemental Executive Retirement Plan ("SERP"). The SERP is designed to provide competitive retirement benefits to selected executives with at least ten years of credited service. The major provisions and assumptions of the SERP are:

   - The normal retirement benefit commencing at age 60 is equal to 2% of the average of the three highest salary amounts received by the executive in the preceding ten years, plus the target annual incentive, as defined, for each full year of service with the Company. In the case of retirement before age 60, a reduced benefit is provided.

   - The maximum annual benefit available under the plan is 50% of compensation, as defined.

   - The benefits are generally payable in annual installments for the life of the executive, but, other forms of payment equivalent to actuarial value may be elected.

   - The assumed discount rate was 6.75% and 7.25% in fiscal 2003 and 2002, respectively.

   -  The assumed salary rate of increase was 5.0% in both fiscal 2003 and 2002.

(Income)/expense related to the SERP was $(5.3) million, $1.5 million and $1.3 million in fiscal years 2003, 2002 and 2001, respectively. The SERP liability was approximately $3.5 million and $8.7 million as of January 3, 2004 and December 28, 2002, respectively.

Effective September 12, 2003, J.M. Robinson was terminated as Chairman, President and Chief Executive Officer of the Company as a result of the investigation of the restatement. Mr. Robinson is no longer eligible for benefits under the SERP. Accordingly, during fiscal 2003 we reduced our SERP liability by $7.2 million in connection with his termination (see Note 27 "Commitments and Contingencies").

27.   COMMITMENTS AND CONTINGENCIES

On the Petition Date, we commenced the Chapter 11 cases under the Bankruptcy Code. We have continued to manage our business as debtors in possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 cases was the imposition of the automatic stay under Section 362 of the Bankruptcy Code (the "Automatic Stay"), which, with limited exceptions, enjoins the commencement or continuation of all collection efforts by creditors, enforcement of liens against any assets of the Company, and litigation against us. However, the Automatic Stay is applicable only to litigation against us, and not

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against any of our officers and directors. We may request the Court to extend the Automatic Stay to cover our respective officers and directors in any litigation filed, but absent Court approval, such litigation may proceed. The Automatic Stay has no effect on the SEC investigation discussed below.

Restatement Related Litigation

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began a regulatory proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the restatement. On November 25, 2003 the SEC issued a Formal Order in that regulatory proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of these proceedings.

The fact-finding investigation authorized by the Formal Order includes determining whether the Company and certain of its present or former directors, officers and employees may have engaged in violations of the federal securities laws in connection with: the purchase or sale of the securities of the Company; required filings with the SEC; maintenance of our books, records and accounts; implementation and maintenance of internal accounting controls; making of false or misleading statements or omissions in connection with required audits or examinations of our consolidated financial statements or the preparation and filing of documents or reports we are required to file with the SEC. The Company has been and intends to continue cooperating fully with the SEC.

The Company and certain of its directors and officers were defendants in two derivative suits (consolidated into a single action as described below) and several purported class action lawsuits (also consolidated into a single action as described below) alleging violations of federal securities laws and breaches of fiduciary duties. Messrs. Stearns, Day, Davies and Olshan, members of the Company's Board of Directors, and J.M. Robinson, its former Chairman, President and Chief Executive Officer, and Stephen Wilson, an officer of the Company, were named as defendants in two derivative complaints filed by individual shareowners, one in the United States District Court for the Southern District of New York and one in the Supreme Court of the State of New York, Rockland County. In New York, the Supreme Court is a trial level court. The complaints alleged that these directors and officers breached their fiduciary duties to the Company by failing to implement and maintain an adequate internal accounting control system, sought unspecified damages against the defendants and in favor of the Company, as well as costs and expenses associated with the litigation. These complaints were consolidated in a single action in the United States District Court for the Southern District of New York captioned, Barry Lee Bragger v. J.M. Robinson, et al., Civil Action No. 02 Civ. 9163 (SCR). With Court approval, Footstar and the relevant individual parties mutually agreed to resolve the claims made in the derivative complaints, without any admission of liability, for $9.2 million, all of which has been funded with insurance proceeds paid to the Company. An order has been issued by the court before which this litigation was pending dismissing the matter with prejudice.

The Company and Messrs. Robinson and Wilson have been named as defendants in several purported shareholder class action lawsuits for alleged violations of securities laws. These actions seek unspecified monetary damages and costs and expenses associated with the litigation. These initial complaints allege that beginning mid-May 2000, the Company and its officers named above misrepresented our financial performance. The cases have been consolidated into a single action

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pending in the United States District Court for the Southern District of New York, captioned, Stephen Rush v. Footstar, Inc., et al., 02 Civ. 9130 (SRC) (Consolidated).

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

Adversary Proceedings Involving Kmart

On January 22, 2002, Kmart filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Kmart's final Plan of Reorganization was confirmed on April 23, 2003 and Kmart assumed our Master Agreement when the plan became effective on May 6, 2003. All proceeds due to Meldisco from the sale of products in the licensed footwear departments at Kmart stores, both before and after the bankruptcy filing date, have been paid to Meldisco in a timely manner.

On August 12, 2004, we filed a motion to assume the Master Agreement (the "Assumption Motion"). On September 30, 2004, Kmart filed an objection to this motion (the "Assumption Objection") and cross-moved to lift the Automatic Stay to enable Kmart to terminate the Master Agreement (the "Cross-Motion").

In the Assumption Objection, Kmart argued that the Master Agreement was non-assumable under section 365(c)(1) of the Bankruptcy Code because applicable law rendered the Master Agreement non-assignable. In addition, Kmart argued that the Master Agreement was non-assumable pursuant to section 365(b)(2)(D) of the Bankruptcy Code because we had defaulted under the Master Agreement and such defaults are incurable. Finally, Kmart disputed the amount of cure we would owe should they be authorized to assume the Master Agreement. We contend that the cure amount is approximately $19.0 million, as of the Petition Date, while Kmart asserts that the cure amount is not less than $57.8 million. In the Cross-Motion, Kmart argued that, because the Master Agreement is non-assumable, it should be entitled to exercise a termination provision pursuant to section 365(e)(2) of the Bankruptcy Code.

We contested the factual assertions and arguments contained in the Assumption Objection and the Cross-Motion. Specifically, we argued that applicable nonbankruptcy law does not prevent us from assigning the Master Agreement. In addition, we argued that, even if applicable nonbankruptcy law prevented assignment of the Master Agreement, section 365(c)(1) did not prevent us from assuming the Master Agreement. Finally, we argued that section 365(b)(2)(D) did not prevent assumption. On December 17, 2004, a hearing was held to determine whether, as a matter of law, we can assume the Master Agreement. On February 16, 2005, the Court issued its Decision on Motion to Assume Executory Contracts (the "Assumption Decision"). In the Assumption Decision, the Court overruled the Assumption Objection to the extent it was based upon section 365(c)(1) of the Bankruptcy Code. Specifically, the Court ruled that section 365(c)(1) does not prevent assumption of the Master Agreement by us because we do not intend to assign the Master Agreement. The Court did not reach the issue of whether the Master Agreement was assignable under applicable nonbankruptcy law. The Court reserved its decision on the issue of section 365(b)(2)(D) upon the completion of discovery.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Court has not rendered a decision on the remaining issues raised by the Assumption Objection or the Cross-Motion. On February 28, 2005, Kmart filed its Motion for Reargument of Decision on Motion to Assume Executory Contract (the "Reargument Motion"). In the Reargument Motion, Kmart requested that the Court reconsider its Assumption Decision on the grounds that controlling precedent mandates a reversal of the Assumption Decision. We filed our response to the Reargument Motion on March 18, 2005. The Court held a hearing on the Reargument Motion on March 31, 2005. At this hearing, the Court reaffirmed the Assumption Decision.

Kmart has requested additional briefing and argument before the Court with respect to the termination of the Master Agreement pursuant to section 365(e)(2) of the Bankruptcy Code. The hearing date on this matter has been set for April 21, 2005.

On March 17, 2005, the Court entered a scheduling order establishing a timetable for the resolution of the remaining issues raised by the Assumption Motion, the Assumption Objection, and the Cross-Motion. While the Court did not schedule a final hearing date, we anticipate a final hearing will be held in July of 2005.

There is no guarantee that the Court will authorize us to assume the Master Agreement or Kmart to terminate the Master Agreement under section 365(e)(2) of the Bankruptcy Code. Additionally, we cannot be sure what cure amounts will be owing to Kmart if the Court authorizes us to assume the Master Agreement.

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears, Roebuck and Co. ("Sears") but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Thereafter, in November 2004, Kmart announced plans to acquire Sears (the "Sears Acquisition"), which closed on March 24, 2005. Following the announcement of the Sears Acquisition, we received inconsistent information from Kmart regarding its plans to convert certain of its stores to a different retail format. Initially, Kmart advised us of its intent to convert approximately 25 of the 54 stores to a Sears retail format, and that Kmart expected us to discontinue operating the footwear departments in those stores. Kmart then informed us that only 11 of these 25 stores were slated for a format conversion. After receiving inconsistent information from Kmart regarding its plans for the stores, we filed a motion with the Court on January 28, 2005 (the "Examination Motion") seeking to compel Kmart to produce certain documents relating to the proposed Sears Acquisition and Kmart's business plans relating to the operation of footwear departments in its stores.

Shortly after we filed the Examination Motion, Kmart announced its plan to begin the reconfiguration of some of the stores slated for conversion to a new Sears format. We then received a notice from Kmart instructing us that we should either vacate approximately 24 stores or have the footwear departments relocated within the stores while the reconfiguration took place. We believe that the Master Agreement continues to grant us the exclusive right to operate footwear departments in all stores which are directly or indirectly owned by Kmart and which at one time operated as Kmart stores, whether or not Kmart converts certain of the stores to a different discount retail format, such as the Sears format. Accordingly, after receiving the notice from Kmart, we filed a motion (the "Enforcement Motion") requesting that the Court adjudge and determine Kmart to be in contempt for violation of the Automatic Stay and assess compensatory damages. Kmart replied to the Enforcement Motion by arguing that the automatic stay did not prevent Kmart from converting the stores to a

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

different format because our rights under the Master Agreement to sell footwear in the converting stores expires upon their conversion.

On February 24, 2005, the Court held a preliminary hearing with respect to the Enforcement Motion and ruled that the automatic stay barred Kmart from taking any actions to remove us from the stores absent a motion for relief from the automatic stay. Accordingly, on March 4, 2005, Kmart filed a motion seeking relief from the Automatic Stay to require us to vacate approximately 24 stores on or before April 13, 2005 (the "Kmart Stay Motion"). On April 6, 2005, the Court heard legal arguments concerning our claim that we have the right to continue to operate in the converted stores and reserved decision. Footstar and Kmart are discussing a schedule for discovery on any factual issues relating to the Kmart Stay Motion that might remain outstanding after the Court renders an opinion on the issues raised at the April 6, 2005 hearing.

Other Matters

Mr. Robinson's employment as our Chairman, President and Chief Executive Officer was terminated on September 12, 2003. Mr. Robinson had an employment agreement with us and initiated arbitration proceedings against us for benefits under such agreement. In July 2004, the parties agreed to settle such matter for $5.1 million. This amount was accrued in fiscal 2003, and was offset by the reversal of his $7.2 SERP liability (see Note 26 "Supplemental Executive Retirement Plan").

In 2002, we estimated our contingent liability for various payroll tax related exposures, all of which relate to our discontinued Athletic Segment, to be in the range of $4.2 million to $10.2 million and provided for $4.2 million as of December 28, 2002. As of January 3, 2004, we provided $1.9 million for the estimated various payroll tax related exposures. We will continue to assess this estimated reserve in future periods as amounts are settled with taxing authorities.

We are involved in other various claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

28.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes and interest for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 were as follows (in millions):

                       2003              2002               2001
                       ----             ------             ------
Income taxes            5.1             $ 15.2             $ 35.1
Interest               21.1               13.9               16.8
                       ----             ------             ------

29.   VENDOR CONCENTRATION

In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in our business. In fiscal 2003, approximately 92% of Meldisco's products were manufactured in China.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.   SUMMARY OF QUARTERLY RESULTS - UNAUDITED

         (in millions, except per share data)             1ST QTR     2ND QTR    3RD QTR(2)    4TH QTR(3)
--------------------------------------------------------  --------    -------    ----------    ----------
                                NET SALES(1)
                                       2003               $  240.9    $ 262.4    $    239.6    $    272.7
                                       2002               $  315.6    $ 367.6    $    321.6    $    341.2
                                                          --------    -------    ----------    ----------
                               GROSS PROFIT(1)
                                       2003               $   66.9    $  89.7    $     71.5    $     95.7
                                       2002               $   85.4    $ 124.9    $     96.9    $    121.4
                                                          --------    -------    ----------    ----------
(LOSS) INCOME FROM CONTINUING OPERATIONS(1)
                                       2003 (3)(6)(8)     $   (6.4)   $  13.7    $      2.5    $    (24.3)
                                       2002 (3)(4)(5)(7)  $  (20.8)   $   5.1    $    (14.0)   $     (7.3)
                                                          --------    -------    ----------    ----------
            (LOSS) INCOME FROM DISCONTINUED
                                OPERATIONS(1)
                                                          --------    -------    ----------    ----------
                                       2003 (9)           $   (4.5)   $  (4.0)   $     (1.7)   $    (29.7)
                                       2002               $   (2.4)   $  (5.3)   $    (39.6)   $    (19.2)
                                                          --------    -------    ----------    ----------
                          NET (LOSS) INCOME
                                       2003               $  (10.9)   $   9.7    $      0.8    $    (54.0)
                                       2002               $  (23.2)   $  (0.2)   $    (53.6)   $    (26.5)

                   (LOSS) EARNINGS PER SHARE(10)

                2003  Basic and Diluted
                          Continuing operations           $  (0.31)   $  0.66    $     0.12    $    (1.18)
                          Discontinued operations            (0.22)     (0.19)        (0.09)        (1.44)
                                                          --------    -------    ----------    ----------
                          Net (loss) income               $  (0.53)   $  0.47    $     0.03    $    (2.62)
                2002 Basic and Diluted
                          Continuing operations           $  (1.02)   $  0.25    $    (0.68)   $    (0.36)
                          Discontinued operations            (0.12)     (0.26)        (1.94)        (0.94)
                                                          --------    -------    ----------    ----------
                          Net loss                        $  (1.14)   $ (0.01)   $    (2.62)   $    (1.30)

(1) The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet Footaction stores, has been accounted for as discontinued operations.

(2) During the first quarter of 2003, we recorded restructuring and asset impairment charges totaling $18.2 million related to inventory write-downs, employee severance and asset impairments in connection with the closing of 316 Kmart stores.

(3) During the first quarter of 2002, we recorded restructuring and asset impairment charges totaling $16.0 million related to inventory write-downs and employee severance in connection with the closing of 283 Kmart stores.

(4) In connection with our adoption of FASB No. 142, we recorded a retroactive reduction in net income of $24.3 million in 2002 as a cumulative effect of a change in accounting principle.

(5) During the second quarter of 2002, we recorded restructuring, asset impairment and other charges totaling $14.6 million in inventory write-downs, asset impairment charges, lease exit costs and severance costs associated with our decision to terminate two unprofitable licensed footwear departments. In addition, we recorded a charge for bad debts of $9.2 million in connection with our receivable from Ames.

(6) During the third quarter of 2003, we recorded a reversal of SERP liability of $7.2 million and other income of $5.4 million related to the Land Rover trademark.

(7) During the third quarter of fiscal year 2002, we recorded restructuring, asset impairment and other charges totaling $13.3 million and which related to inventory write-downs, employee severance and asset impairment charges associated with Ames' decision to liquidate and close all of its stores.

(8) During the fourth quarter of 2003, we recorded charges totaling $14.5 million related to the write-off of deferred financing costs, returns and allowances, fixed assets and taxes other than income taxes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) During the fourth quarter of 2003, we recorded charges in discontinued operations totaling $10.5 million related to the write-off of Just For Feet intangible assets and the write-down of inventory.

(10) Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FOOTSTAR, INC.

                                    By /s/ DALE W. HILPERT
                                       -------------------------------------
                                       DALE W. HILPERT
                                       Chairman of the Board,
                                       Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

       Signature                                   Title                             Date
------------------------              ----------------------------------         -------------
/s/ DALE W. HILPERT                   Chairman of the Board and
------------------------              Chief Executive Officer
Dale W. Hilpert                       (Principal Executive Officer)              April 5, 2005

/s/ NEELE E. STEARNS, JR.             Interim Vice Chairman and Director         April 4, 2005
------------------------
Neele E. Stearns, Jr.

/s/ RICHARD L. ROBBINS                Senior Vice President Financial
------------------------              Reporting and Control
Richard L. Robbins                    (Principal Financial Officer and
                                      Principal Accounting Officer)              April 7, 2005

/s/ ROBERT A. DAVIES, III             Director                                   April 7, 2005
------------------------
Robert A. Davies, III

/s/ GEORGE S. DAY                     Director                                   April 7, 2005
------------------------
George S. Day

/s/ STANLEY P. GOLDSTEIN              Director                                   April 4, 2005
------------------------
Stanley P. Goldstein

/s/ BETTYE MARTIN MUSHAM              Director                                   April 4, 2005
------------------------
Bettye Martin Musham

/s/ KENNETH S. OLSHAN                 Director                                   April 4, 2005
------------------------
Kenneth S. Olshan

/s/ JEFFREY A. SHEPARD                 Director                                   April 2, 2005
------------------------
Jeffrey A. Shepard

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
          Valuation and Qualifying Accounts for the Fiscal Years ended
            January 3, 2004, December 28, 2002 and December 29, 2001
                                  (in millions)

                                                                     Schedule II

                                                               Additions
                                             Balance at        Charged to
                                              Beginning        Costs and                              Balance at
             Description                   of Fiscal Year     Expenses(3)     Deductions(2)(3)    End of Fiscal Year
-------------------------------------      --------------     -----------     ----------------    ------------------
Fiscal Year Ended January 3, 2004
      Allowance for Doubtful Accounts      $          2.3     $       0.2     ($           2.2)   $              0.3
      Aged Inventory Reserve               $          0.5     $       0.5                    -    $              1.0
      Allowance for Sales Returns          $          0.4     $       1.4                    -    $              1.8

Fiscal Year Ended December 28, 2002
      Allowance for Doubtful Accounts      $          1.9     $       9.7(1)   $          (9.3)   $              2.3
      Aged Inventory Reserve               $          0.9               -     ($           0.4)   $              0.5
      Allowance for Sales Returns          $          0.5               -     ($           0.1)   $              0.4

Fiscal Year Ended December 29, 2001
      Allowance for Doubtful Accounts      $          1.9     $       0.1     ($           0.1)   $              1.9
      Aged Inventory Reserve               $          0.6     $       0.3                    -    $              0.9
      Allowance for Sales Returns          $          0.5               -                    -    $              0.5

Note: This Schedule II has been restated to reflect continuing operations only.

(1) Additions include $9.2 million of expense relating to uncollectible receivables from Ames Department Stores.

(2) Deductions of allowance for doubtful accounts include write-offs, net of recoveries.

(3) We determine the aged inventory reserve and allowance for sales returns as of the end of each reporting period. Accordingly, the above schedule reflects net additions (deductions) for each period, as applicable.

                                  EXHIBIT INDEX

Exhibit
Number                               DESCRIPTION
-------                              -----------
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

10.5        Motion of the Registrant to Assume the Employment Contract with Dale
            W. Hilpert and Establish a Retention Plan for Key Employees with
            Related Orders Dated May 6, 2004 and May 27, 2004 (incorporated by reference to Exhibit 10.5 of Footstar, Inc.'s 2002 Annual Report on
            Form 10-K filed on September 3, 2004).

10.5(a) Amended and restated Employment Agreement for Dale W. Hilpert as amended by Court order dated May 27, 2004.*

10.5(b) Employment Agreement with Neele E. Stearns, Jr. (incorporated by reference to Exhibit 99.2 to Footstar, Inc.'s 8-K filed on February
            18, 2004). *

10.5(c) Employment Agreement with Stephen R. Wilson (incorporated by reference to Exhibit 10.5(d) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).*

10.5(d) Settlement Agreement with J.M. Robinson (incorporated by reference to Exhibit 99.2 to Footstar, Inc.'s Form 8-K filed on July 7, 2004).

10.5(e) Agreement and General Release with R. Shawn Neville (incorporated by reference to Exhibit 10.5(k) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).

10.5(f) Agreement and General Release with Mark G. Morrison (incorporated by reference to Exhibit 10.1 to Footstar Inc.'s Form 8-K filed on
            February 22, 2005).

10.5(g)     Agreement and General Release with James DeVeau.

10.5(h)     Confidentiality and Non-Competition Agreement with Jeff Shepard.*

10.5(i)     Confidentiality and Non-Competition Agreement with Maureen
            Richards.*

10.5(j)     Confidentiality and Non-Competition Agreement with Richard Robbins.*

10.6        Footstar Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.8 to Footstar, Inc.'s 1996 Annual Report on Form 10-K filed on March 28, 1997).*

10.7(a)     Supplemental Retirement Plan for Footstar, Inc., as Amended and
            Restated effective on June 19, 2002 (incorporated by reference to Exhibit 10.9(a) to Footstar, Inc.'s Quarterly Report on Form 10-Q filed on August 13, 2002).*

10.7(b) Compensation program covering executive officers (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on
            December 20, 2004). *

10.7(c) Performance Criteria under 2005 Annual Bonus Plan (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on
            January 28, 2005 ). *

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

10.8(g)     Amendment No. 6 dated as of January 30, 2004 to Credit Agreement
            (incorporated by reference to Exhibit 10.8(g) of Footstar, Inc.'s
            2002 Annual Report on Form 10-K filed on September 3, 2004).*

10.8(h)     Amendment No. 7 dated as of February 11, 2004 to Credit Agreement
            (incorporated by reference to Exhibit 10.8(h) of Footstar, Inc.'s
            2002 Annual Report on Form 10-K filed on September 3, 2004).*

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

10.13(a) Debtor-In-Possession Credit Agreement dated as of March 4, 2004 among Footstar, Inc., as Lead Borrower for Footstar, Inc. and
            Footstar Corporation; the Lenders party thereto, Fleet National
            Bank, as Administrative Agent and Swingline Lender; Fleet Retail
            Group, Inc. as collateral Agent; General Electric Capital
            Corporation and Congress Financial Corporation , as Syndication
            Agents; Back Bay Capital Funding LLC, as Term Agent; and JP Morgan
            Chase Bank and Wells Fargo Foothill, LLC, as Documentation Agents
            (incorporated by reference to Exhibit 10.13(a) of Footstar, Inc.'s
            2002 Annual Report on Form 10-K filed on September 3, 2004).*

10.13(b) Amended and Restated Debtor-In-Possession Credit Agreement dated as of May 11, 2004 among Footstar, Inc., as Lead Borrower for Footstar,
            Inc. and Footstar Corporation; the Lenders party thereto; Fleet
            National Bank, as Administrative Agent and Swingline Lender; Fleet
            Retail Group , Inc., as Collateral Agent; General Electric Capital
            Corporation as Syndication Agent; and Wells Fargo Foothill, LLC as
            Documentation Agent (incorporated by reference to Exhibit 10.13(b) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on
            September 3, 2004).

10.13(c) Amended and Restated Debtor-In-Possession and Exit Credit Agreement dated as of June 25, 2004 among Footstar, Inc., as Lead Borrower for
            Footstar, Inc. and Footstar Corporation; the Lenders party thereto;
            Fleet National Bank, as Administrative Agent and Swingline Lender;
            Fleet Retail Group, Inc., as Collateral Agent; General Electric
            Capital Corporation, as Syndication Agent; and Wells Fargo Foothill,
            LLC, as Documentation Agent (incorporated by reference to Exhibit
            10.13(c)

            of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on
            September 3, 2004).

10.13(d)    Waiver, dated as of January 24, 2005, to Amended and Restated
            Debtor-in-Possession and Exit Credit Agreement.

10.14 Receiving, Warehousing and Physical Distribution Services Agreement dated as of July 8, 2004 by and between Footstar Corporation and FMI
            International, LLC, as amended (incorporated by reference to Exhibits 99.2 and 99.3 to Footstar, Inc.'s Current Report on Form
            8-K filed on August 5, 2004).

10.14(a)    Purchase and Sale Agreement and Escrow Instructions dated as of July
            19, 2004 between Footstar Corporation, as Seller, and Thrifty Oil
            Co., as Buyer (incorporated by reference to Exhibit 10.14(a) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September
            3, 2004).

10.15       Asset Purchase Agreement dated as of April 13, 2004 by and among
            Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail Operations LLC; Foot
            Locker Stores, Inc.; Foot Locker Retail, Inc. and Foot Locker, Inc.
            as amended by First Amendment to Asset Purchase Agreement dated as of April 28, 2004 and Second Amendment to Asset Purchase Agreement dated as of May 7, 2004 (incorporated by reference to Exhibit 10.15 of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on
            September 3, 2004).

10.16       First Amendment to Asset Purchase Agreement dated as of April 28,
            2004 by and among Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail
            Operations LLC; Foot Locker Stores, Inc.; Foot Locker Retail, Inc.
            and Foot Locker, Inc. (incorporated by reference to Exhibit 10.16 of
            Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September
            3, 2004).

10.17 Second Amendment to Asset Purchase Agreement dated May 7, 2004 by and among Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail
            Operations LLC; Foot Locker Stores, Inc.; Foot Locker Retail, Inc.
            and Foot Locker, Inc. (incorporated by reference to Exhibit 10.17 of
            Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September
            3, 2004).

10.18       Agreement of Sale and Purchase dated as of August 16, 2004 between
            Footstar Corporation, as Seller and ADS Logistics Services - Gaffney
            LLC, as Buyer.

21.1        Description of subsidiaries of Footstar, Inc.

23.1        Consent of Independent Registered Public Accounting Firm.

23.2        Consent of Independent Registered Public Accounting Firm.

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

32          Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

99 Joint Plan of Reorganization and related Disclosure Statement as filed with the United States Bankruptcy Court for the Southern
            District of New York (Case No. 04-22350(ASH)) on November 12, 2004
            (incorporated by reference to Item 9.01 to Footstar, Inc.'s Form 8-K filed on November 15, 2004 and to Footstar, Inc.'s Form 8-K filed on
            November 23, 2004).

*     Management contract or compensatory plan.