Form 10-K/A
period 2004-01-03
FOOTSTAR INC
filed 2005-09-29
CIK 1011308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 2004

                           Commission File No. 1-11681

                                 FOOTSTAR, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           22-3439443
(State of incorporation)                       (IRS Employer Identification No.)

                  933 MACARTHUR BLVD., MAHWAH, NEW JERSEY 07430
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 934-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No   X
                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes   X   No
                                   -----    -----

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 26, 2005, was approximately $97.9 million.

Number of shares outstanding of common stock, par value $.01 per share, as of February 26, 2005: 20,308,849.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

Footstar, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended January 3, 2004, originally filed with the Securities and Exchange Commission (the "Commission") on April 8, 2005 (the "Original Form 10-K").

This Amendment reflects the following restatement with respect to our discontinued Athletic operations. There is no change in net sales, gross profit, operating profit and net income (loss).

1. Revised report of Independent Registered Public Accounting Firm issued by KPMG LLP

2. Revised report of Independent Registered Public Accounting Firm issued by Amper, Politzner & Mattia PC

3. In the Fiscal 2002 Consolidated Statement of Operations, an increase of $35.7 million in the provision for income taxes in continuing operations with a corresponding decrease in loss from discontinued operations. This change is primarily required to give effect to the change in the beginning-of-the Fiscal Year 2002 balance of the valuation allowance that resulted from a change in circumstance that was caused by a change in judgment about the realizability of the related deferred tax asset in future years. This had previously not been correctly reflected within continuing operations.

4. In the Fiscal 2001 Consolidated Statement of Operations, an increase of $1.0 million in the provision from income taxes in continuing operations and a $1.0 million decrease in the loss from discontinued operations due to a revision in the amount attributable to discontinued operations.

5. The amounts reported in Note 21, Income Taxes, of Notes to Financial Statements have been revised accordingly for items 3 and 4.

6. In the Consolidated Statement of Operations, interest expense and interest income have been revised within continuing operations as intercompany interest had been incorrectly eliminated against interest income instead of interest expense. There is no change in the amount of interest expense, net.

7. Amounts reported in Item 6, Selected Financial Data, have been revised to reflect the above changes.

8. In Item 6, Selected Financial Data, a decrease in the provision for income taxes of continuing operations in Fiscal 2000 and 1999 of $.8 million and $8.9, respectively, and an increase in the loss from discontinued operations in Fiscal 2000 and a decrease in earnings from discontinued operations in Fiscal 1999 by these respective amounts.

9. Amounts in the Consolidated Statements of Cash Flows have been revised to reflect the above and certain other non material changes.

10.  In the MD&A - Fiscal 2003 versus 2002:

          First Quarter Results:
          Restructuring, Asset Impairment and Other Charge - The 2002 inventory write downs have been revised from $14.3 million to $13.1 million.

11.  In the MD&A - Fiscal 2002 versus 2001:

          Full Year Results:
          Net Sales: Comparable store sales increase in Shoemart have been revised from $9.0 million to $15.0 million

          Second Quarter Results:
          SG&A Expenses: The overall 2002 SG&A rate has been revised from 19.4% to 19.5%

          Third Quarter Results:
          Gross Profit:
          Gross Profit has been revised from $100.6 million to $99.0 million and depreciation has been revised from $5.9 million to $4.3 million.

          Restructuring, Asset Impairment and Other Charges:
          In 2002, Asset impairment charges and employee severance costs have been revised from $4.1 million to $4.9 million

12. In Note 2 in Notes to Financial Statements, the amounts disclosed for advertising costs have been revised from $27.8 million in 2003 and $35.3 million in 2002 to $27.5 million and $34.3 million, respectively.

Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original From 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-K.

In addition, in connection with the filing of the Amendment No. 1 on Form 10-K/A and pursuant to Section 12b-15, the Company is including currently dated certifications of Executive Officers and consents of Independent Registered Public Accounting Firms.

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I.....................................................................    5
Introductory Note..........................................................    5
Item 1.  Business..........................................................   11
General....................................................................   11
The Meldisco Segment.......................................................   11
         Significant Kmart Relationship....................................   12
         Merchandising.....................................................   14
         Marketing.........................................................   14
         Competitive Environment...........................................   14
         Acquisition and Disposition of the Footwear Assets of J. Baker;
         the Ames Bankruptcy Proceeding....................................   15
Chief Executive Officer....................................................   15
Risk Factors...............................................................   16
Trademarks and Service Marks...............................................   21
Employees..................................................................   22
Available Information......................................................   22
Item 2.  Properties........................................................   23
Item 3.  Legal Proceedings.................................................   24
Item 4.  Submission of Matters to a Vote of Security Holders...............   27
PART II....................................................................   28
Item 5.  Market Prices for the Registrant's Common Equity and Related
         Stockholder Matters ..............................................   28
Item 6.  Selected Financial Data...........................................   29
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   30
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   56
Item 8.  Financial Statements and Supplementary Data.......................   58
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   59
Item 9A. Controls and Procedures...........................................   63
Item 9B. Other Information.................................................   65
PART III...................................................................   66
Item 10. Directors and Executive Officers of the Registrant................   66
Item 11. Executive Compensation............................................   71
Item 12. Security Ownership of Certain Beneficial Owners and Management....   80
Item 13. Certain Relationships and Related Transactions....................   84
Item 14. Principal Accountant Fees and Services............................   84
PART IV....................................................................   85
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   85

Footstar, the Footstar logo, Footaction, Shoe Zone, Just For Feet, Thom McAn, Cobbie Cuddlers, Texas Steer, Cara Mia, Players University and Starclub are, or were as of January 3, 2004, trademarks and/or service marks of Footstar, Inc.'s subsidiaries or affiliates. All other trademarks mentioned are the property of their respective owners.

                                     PART I

INTRODUCTORY NOTE

Footstar, Inc., which may be referred to as "Footstar", the "Company", "we", "us" or "our", is today filing this Amendment. We have not filed our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 29, 2003, June 28, 2003 and September 27, 2003. In lieu of filing such Quarterly Reports, this Amendment includes summarized quarterly financial data and other material information that would have been available in our 2003 Quarterly Reports on Form 10-Q. These reports were delayed as a result of our internal investigation, the restatement of our consolidated financial statements included in our previously filed fiscal 2002 Annual Report on Form 10-K and our operation under protection of the bankruptcy laws, each described below. Similarly, we intend to include in our fiscal 2004 Annual Report on Form 10-K, which we plan to file as soon as practicable following the filing of this Amendment, summarized financial data and other material information that would have been available in our 2004 Quarterly Reports on Form 10-Q. We also intend to file our Form 10-Q's for fiscal 2005 as soon as practicable following the filing of our fiscal 2004 Annual Report on Form 10-K. In this Amendment, words such as "today," "recently," "current" or "currently," or phrases such as "as of the date hereof" or "as of the date of this report," refer to on or about the date we are filing this report with the Securities and Exchange Commission (the "SEC").

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

We have implemented an Internal Process and Control Plan in order that the weaknesses identified in internal controls be remedied and we are prepared to emerge from Chapter 11 protection in full compliance with SEC reporting requirements and the requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley".) See Item 9A - Controls and Procedures

Prior to the Company's November 13, 2002 announcement, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding including an investigation into the facts and circumstances giving rise to the restatement. The Company has been and intends to continue cooperating fully with the SEC. We cannot predict the outcome of this proceeding. For a further description of this and other restatement related litigation, see "Restatement Related Litigation" under Item 3 - Legal Proceedings.

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

The following is an overview of the pre-petition claims filed against us as of March 15, 2005:

                             STATUS                                CLAIMS (#)     CLAIMS ($)
                             ------                                ----------   -------------
Total claims received from Creditors                                  6,296     $ 646,353,470
Claims officially withdrawn by Creditors (through Court)                (46)         (402,407)
Claims objected to which were subsequently expunged by the Court       (358)     (324,252,261)
Other Claims formally objected to(1)                                 (2,048)     (208,582,431)
Claims agreed to "As Submitted"                                        (624)       (8,760,492)
Claims still being reviewed                                             (65)       (2,206,979)
                                                                     ------     -------------
Claims still to be reconciled(2)                                      3,155     $ 102,148,900
                                                                     ======     =============

----------
(1) A formal objection was filed on March 11, 2005; the Creditor's response deadline is April 13, 2005 and the hearing on the objection is scheduled for April 19, 2005

(2)  The remaining 3,155 claims consist of:

Expenses Payable                                                         33     $     806,297
Real Estate                                                             285        55,760,024
Claims Involving Litigation                                              31        14,786,343
Payroll Tax                                                             140         1,150,885
Income/Sales/All Other Tax                                            2,666        29,645,351
                                                                      -----     -------------
                                                                      3,155     $ 102,148,900
                                                                      =====     =============

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

WE ARE A DEFENDANT IN CERTAIN SECURITIES LITIGATION AND ARE THE SUBJECT OF AN SEC ENFORCEMENT PROCEEDING AND CANNOT YET DETERMINE WITH CERTAINTY WHETHER OUR INSURANCE COVERAGE IS ADEQUATE TO COVER THE CLAIMS. WE MAY ALSO BE SUBJECT TO ADDITIONAL LITIGATION OR REGULATORY ACTION.

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

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding including an investigation into the facts and circumstances giving rise to the restatement. The Company has been and intends to continue cooperating fully with the SEC. We cannot predict the outcome of this proceeding.

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

We are prepared to and may be required to forego sales growth or cost savings opportunities that might threaten the maintenance of effective internal control over financial reporting. The Company has and may continue to incur increases in employee levels, capital expenditures and operating expenses with respect to the implementation of these changes. If we are unable to implement these changes effectively or efficiently, or if we are found by our independent external auditor not to be in compliance with the requirements of Sarbanes-Oxley, or if we or our independent external auditor determine that we have deficiencies in our internal control over financial reporting that constitute "material weaknesses" as defined by the Public Company Accounting Oversight Board's Audit Standard No. 2, it could have a material adverse effect on our financial condition, results of operations or liquidity.

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

AVAILABLE INFORMATION

We make available free of charge through our web site, www.footstar.com, all materials that we file electronically with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. During the period covered by this Amendment, we made all such materials available through our web site as soon as reasonably practicable after filing such materials with the SEC. As discussed in the Introductory Note, certain 2003 and 2004 SEC reports have not been filed to date.

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

RESTATEMENT RELATED LITIGATION

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the restatement. On November 25, 2003 the SEC issued a Formal Order in that enforcement proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of these proceedings.

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

                  HIGH      LOW
                 ------   ------
2002
First Quarter    $31.87   $22.65
Second Quarter   $32.43   $23.04
Third Quarter    $24.46   $ 7.72
Fourth Quarter   $ 8.88   $ 5.00

2003
First Quarter    $10.00   $ 5.87
Second Quarter   $13.39   $ 8.12
Third Quarter    $13.56   $ 6.65
Fourth Quarter   $ 7.42   $ 3.10

2004
First Quarter    $ 5.55   $ 1.26
Second Quarter   $ 6.75   $ 2.15
Third Quarter    $ 5.60   $ 2.60
Fourth Quarter   $ 4.85   $ 2.40

We have not paid dividends at any time since we became a public company and we do not expect to pay any dividends for the foreseeable future. The DIP and Exit Facility prohibits cash dividends without lender consent.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)

                                                                2003         2002         2001         2000         1999
                                                             ----------   ----------   ----------   ----------   ----------
                                                                          (restated)   (restated)   (restated)   (restated)
                                                                             (2)         (2)           (2)          (2)
STATEMENT OF OPERATIONS DATA

Net sales                                                     $1,015.6     $1,346.0     $1,444.2     $1,310.1     $1,236.7
Cost of sales                                                    691.8        917.4        986.9        883.1        845.2
                                                              --------     --------     --------     --------     --------
   Gross profit                                                  323.8        428.6        457.3        427.0        391.5
Store operating, selling, general
   and administrative expenses                                   269.5        316.8        323.2        272.3        257.5
Bad debt expense - Ames Department Stores                           --          9.2           --           --           --
Depreciation and amortization                                     21.1         20.3         18.9         15.1         14.2
Loss on investment                                                  --           --           --          3.0           --
Other income                                                      (5.4)          --           --           --           --
Restructuring, asset impairment
   and other charges (reversals), net                              2.5         14.0          3.3           --         (1.4)
                                                              --------     --------     --------     --------     --------
   Operating profit                                               36.1         68.3        111.9        136.6        121.2
Interest expense                                                  24.4          9.8          3.8          1.4           --
Interest income                                                   (1.1)        (1.1)        (1.6)        (1.4)        (1.3)
Provision for income taxes (1)                                    10.0         70.9         28.8         38.6         29.7
Minority interests in net income                                  17.3         37.1         44.8         51.4         44.6
(Loss) earnings from operations of discontinued
   Athletic Segment (2)(3)                                       (39.9)       (30.8)       (66.7)        (2.2)        11.8
Cumulative effect of a change in accounting principle (4)           --         24.3           --           --           --
                                                              --------     --------     --------     --------     --------
Net (loss) income                                             $  (54.4)    $ (103.5)    $  (30.6)    $   44.4     $   60.0
                                                              ========     ========     ========     ========     ========
Basic (loss) income per share from continuing operations      $  (0.71)    $  (2.36)    $   1.79     $   2.34     $   2.23
Diluted (loss) income per share from continuing operations    $  (0.71)    $  (2.36)    $   1.75     $   2.29     $   2.20

BALANCE SHEET DATA
Current assets:
   Cash and cash equivalents                                  $    1.1     $   13.4     $   12.5     $   14.3     $   31.8
   Inventories                                                   179.7        360.9        389.5        392.1        281.9
   Other                                                          39.7         87.5        123.7         90.5         77.1
   Assets held for sale                                          284.5           --           --           --           --
                                                              --------     --------     --------     --------     --------
   Total current assets                                          505.0        461.8        525.7        496.9        390.8
Property and equipment, net                                      147.2        266.7        256.2        258.5        198.7
Other assets                                                      12.5         46.8        116.9         58.4         32.3
                                                              --------     --------     --------     --------     --------
Total assets                                                     664.7        775.3        898.8        813.8        621.8
                                                              --------     --------     --------     --------     --------
Notes payable                                                    198.0        146.8        146.9         74.0           --
Other current liabilities                                        133.2        319.0        322.4        287.7        243.4
Liabilities held for sale                                        110.5           --           --           --           --
                                                              --------     --------     --------     --------     --------
Total current liabilities                                        441.7        465.8        469.3        361.7        243.4
Other liabilities                                                 58.9         72.8         81.5         71.5         44.1
Minority interests in subsidiaries                                42.2         61.9         70.1         78.9         73.1
                                                              --------     --------     --------     --------     --------
Total liabilities                                                542.8        600.5        620.9        512.1        360.6
                                                              --------     --------     --------     --------     --------
Shareholders' equity                                             121.9        174.8        277.9        301.7        261.2
                                                              --------     --------     --------     --------     --------
Total  liabilities and equity                                 $  664.7     $  775.3     $  898.8     $  813.8     $  621.8
                                                              ========     ========     ========     ========     ========

(1) In connection with the preparation of our fiscal 2003 and 2002 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on projections of our future taxable earnings. Primarily due to our historical losses and projected results, for accounting purposes we cannot rely on anticipated long-term future profits to utilize certain of these deferred tax assets. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded in fiscal year 2003 an additional non-cash valuation allowance of $24.7 million and in fiscal 2002 recorded $70.2 million.

(2) Certain amounts in fiscal years 2002, 2001, 2000 and 1999 have been restated with respect to our discontinued and continuing operations as described in Note 3 to Consolidated Financial Statements. There is no change in net sales, gross profit, operating profit or net income (loss) in any year.

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

Because the information in this Amendment is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we assume no obligation to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Amendment.

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

We have not filed our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 29, 2003, June 28, 2003 and September 27, 2003. In lieu of filing such Quarterly Reports, this Amendment includes summarized quarterly financial data and other material information that would have been disclosed in our 2003 Quarterly Reports on Form 10-Q. These reports were delayed as a result of our internal investigation, the restatement of our consolidated financial statements included in our previously filed fiscal 2002 Annual Report on Form 10-K and our operation under protection of the bankruptcy laws. Similarly, we intend to include in our fiscal 2004 Annual Report on Form 10-K, which we plan to file as soon as practicable following the filing of this Amendment, summarized financial data and other material information that would have been available in our 2004 Quarterly Reports on Form 10-Q. We also intend to file our Form 10-Q's for fiscal 2005 as soon as practicable following the filing of our fiscal 2004 Annual Report on Form 10-K. Although an Internal Process and Controls Plan has been implemented, there is no guarantee that it will result in timely and accurate financial reporting in the future.

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

RESTATEMENT

This Amendment reflects a restatement with respect to our discontinued Athletic operations. As described in the "Explanatory Note" the primary effect relates to our fiscal 2002 Consolidated Statement of Operations which reflects an increase of $35.7 million in the provision for income taxes in continuing operations with a corresponding decrease in loss from discontinued operations. This change is primarily required to give effect to a change in the beginning-of-the-fiscal year 2002 balance of the valuation allowance that resulted from a change in circumstance that was caused by a change in judgment about the realizability of the related deferred tax asset in future years. There is no change in net sales, gross profit, operating profit or net income (loss). This had previously not been correctly reflected within continuing operations. See the "Explanatory Note" and Note 3 to the Consolidated Financial Statements for other restatement details.

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

     -    Amortization of Company-owned trademarks.

     - In fiscal 2002, we recorded a $2.8 million write-down of trademarks acquired from J. Baker.

MELDISCO FINANCIAL PERFORMANCE - 2003 VERSUS 2002

                                                   1st Quarter      2nd Quarter      3rd Quarter         FULL YEAR
                                                 --------------   --------------   --------------   -------------------
(in millions)                                     2003     2002    2003     2002    2003     2002     2003       2002
-------------                                    ------   -----   ------   -----   ------   -----   --------   --------
Net Sales                                        $240.9   315.6   $262.4   367.6   $239.6   321.6   $1,015.6   $1,346.0
                                                 ------   -----   ------   -----   ------   -----   --------   --------
Gross Profit                                       63.7    81.1     84.5   119.8     65.9    92.7      304.4      410.7
SG&A Expenses                                      63.2    78.0     58.6    71.6     60.6    69.0      236.2      294.2
Bad Debt Expense - Ames                              --      --       --     9.2       --      --         --        9.2
Depreciation/Amortization                           3.8     3.9      4.2     4.0      4.1     3.8       16.1       15.4
Restructuring, Asset Impairment & Other Charge      2.5     1.7       --     7.0       --     4.9        2.3       13.6
                                                 ------   -----   ------   -----   ------   -----   --------   --------
Operating (Loss) Profit                          $ (5.8)   (2.5)  $ 21.7    28.0   $  1.2    15.0   $   49.8   $   78.3
                                                 ======   =====   ======   =====   ======   =====   ========   ========

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

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

During 2003, we recorded inventory write-downs of $15.7 million, which are recorded in cost of sales and employee severance and asset impairments of $2.5 million in connection with the closing of 318 Kmart stores and a $0.8 million reserve reversal related to a prior period. In 2002, we recorded inventory write-downs of $13.1 million (restated) and employee severance and asset impairments of $1.7 million in connection with the closing of 283 Kmart stores. The inventory write-downs did not materially impact the decrease in gross margin rates in 2003 versus 2002.

OPERATING LOSS

Operating loss increased $3.3 million to $(5.8) million in 2003 compared with $(2.5) million in 2002 primarily due to the reasons noted above.

MELDISCO - SECOND QUARTER RESULTS

                                                  2003     2002    % SALES - 2003   % SALES - 2002
                                                 ------   ------   --------------   --------------
Net Sales                                        $262.4   $367.6
                                                 ------   ------
Gross Profit                                       84.5    119.8        32.2%            32.6%
SG&A Expenses                                      58.6     71.6        22.3%            19.5%
Bad Debt Expense - Ames                              --      9.2         N/A              2.5%
Depreciation/Amortization                           4.2      4.0         1.6%             1.1%
Restructuring, Asset Impairment & Other Charge       --      7.0         N/A              1.9%
                                                 ------   ------
Operating Profit                                 $ 21.7   $ 28.0         8.3%             7.6%
                                                 ------   ------

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

MELDISCO - THIRD QUARTER RESULTS

                                                  2003     2002    % SALES - 2003   % SALES - 2002
                                                 ------   ------   --------------   --------------
Net Sales                                        $239.6   $321.6
                                                 ------   ------
Gross Profit                                       65.9     92.7        27.5%            28.8%
SG&A Expenses                                      60.6     69.0        25.3%            21.5%
Depreciation/Amortization                           4.1      3.8         1.7%             1.2%
Restructuring, Asset Impairment & Other Charge       --      4.9         N/A              1.5%
                                                 ------   ------
Operating Profit                                 $  1.2   $ 15.0         0.5%             4.7%
                                                 ------   ------

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

     -    Amortization of Company-owned trademarks.

     - In fiscal 2002, we recorded a $2.8 million write-down of trademarks acquired from J. Baker.

MELDISCO FINANCIAL PERFORMANCE - 2002 VERSUS 2001

                                    1st Quarter      2nd Quarter        3rd Quarter            FULL YEAR
                                  --------------   --------------   -------------------   -------------------
(dollars in millions)              2002     2001    2002     2001    2002       2001        2002       2001
---------------------             ------   -----   ------   -----   ------   ----------   --------   --------
                                                                             (restated)
Net Sales                         $315.6   276.6   $367.6   410.1   $321.6      357.4     $1,346.0   $1,444.2
                                  ------   -----   ------   -----   ------      -----     --------   --------
Gross Profit                        81.1    77.9    119.8   139.4     92.7       99.0        410.7      441.2
SG&A Expenses                       78.0    68.9     71.6    77.4     69.0       74.0        294.2      299.7
Bad Debt Expense - Ames               --      --      9.2      --       --         --          9.2         --
Depreciation/Amortization            3.9     3.9      4.0     4.6      3.8        4.3         15.4       17.7
Restructuring, Asset Impairment
   and Other Charge                  1.7      --      7.0      --      4.9        2.0         13.6        3.3
                                  ------   -----   ------   -----   ------      -----     --------   --------
Operating Profit (Loss)           $ (2.5)    5.1   $ 28.0    57.4   $ 15.0       18.7     $   78.3   $  120.5
                                  ======   =====   ======   =====   ======      =====     ========   ========

MELDISCO - FULL YEAR RESULTS

NET SALES

Net sales decreased $98.2 million, or 6.8%, in 2002, to $1,346.0 million compared with $1,444.2 million in 2001. This sales decrease was primarily due to Kmart store closures ($64 million), the closing of certain Ames stores ($54 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($21 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($6 million), the commencement of operations in both the Federated and Gordmans licensed footwear businesses ($12 million), an expansion of Shoe Zone stores ($12 million) and a 1.3% comparable store sales increase in Shoemart ($15 million) (restated).

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

MELDISCO - FIRST QUARTER RESULTS

                                                    % SALES -   % SALES -
                                   2002     2001       2002        2001
                                  ------   ------   ---------   ---------
Net Sales                         $315.6   $276.6
                                  ------   ------
Gross Profit                        81.1     77.9     25.7%       28.2%
SG&A Expenses                       78.0     68.9     24.7%       24.9%
Depreciation/Amortization            3.9      3.9      1.2%        1.4%
Restructuring, Asset Impairment
   and Other Charge                  1.7       --       .5%        N/A
                                  ------   ------
Operating Profit (Loss)           $ (2.5)  $  5.1      (.8)%       1.8%
                                  ------   ------

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

MELDISCO - SECOND QUARTER RESULTS

                                                    % SALES -   % SALES -
                                   2002     2001       2002        2001
                                  ------   ------   ---------   ---------
Net Sales                         $367.6   $410.1
                                  ------   ------
Gross Profit                       119.8    139.4     32.6%       34.0%
SG&A Expenses                       71.6     77.4     19.5%       18.9%
Bad Debt Expense - Ames              9.2       --      2.5%        N/A
Depreciation/Amortization            4.0      4.6      1.1%        1.1%
Restructuring, Asset Impairment
   and Other Charge                  7.0       --      1.9%        N/A
                                  ------   ------
Operating Profit                  $ 28.0   $ 57.4      7.6%       14.0%
                                  ------   ------

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

SG&A EXPENSES

SG&A expenses decreased $5.8 million, or 7.5%, to $71.6 million in 2002 compared with $77.4 million in 2001. SG&A expenses in Shoemart decreased by $2.9 million, or 4.6%, compared with the balance of Meldisco which declined by $2.9 million, or 20.9%. The overall SG&A rate as of percentage of sales increased to 19.5% (restated) in 2002 compared with 18.9% in 2001, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

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

MELDISCO - THIRD QUARTER RESULTS

                                                                         % SALES   % SALES
                                                    2001       2002       - 2002    - 2001
                                                   ------   ----------   -------   -------
                                                            (restated)
Net Sales                                          $321.6     $357.4
                                                   ------     ------
Gross Profit                                         92.7       99.0      28.8%     27.7%
SG&A Expenses                                        69.0       74.0      21.5%     20.7%
Depreciation/Amortization                             3.8        4.3       1.2%      1.2%
Restructuring, Asset Impairment and Other Charge      4.9        2.0       1.5%      0.6%
                                                   ------     ------
Operating Profit                                   $ 15.0     $ 18.7       4.7%      5.2%
                                                   ------     ------

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

GROSS PROFIT

Gross profit decreased $6.3 million (restated), or 6.4%, (restated) to $92.7 million in 2002 compared with $99.0 million (restated) in 2001. This decrease is primarily due to the aforementioned 10.0% decrease in sales.

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

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

In 2002, we recorded inventory write-downs of $8.4 million which are included in cost of sales and asset impairment charges and employee severance costs of $4.9 million (restated) in connection with Ames' store closings. In 2001, we recorded a $2.0 million restructuring charge related to the termination of certain landlord relationships and store exit costs. The inventory write-downs did not have a material impact on gross margin performance in 2002 versus 2001.

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

Operating Cash Flows from Continuing Operations

Net cash provided by operating activities totaled $19.6 million in fiscal year 2003. During fiscal year 2003, net cash requirements for operations, capital additions and dividends to Kmart were funded from cash flows from operations and the Credit Facility.

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

Following is a summary of our significant contractual obligations as of January 3, 2004 (in millions):

                                                    Payments Due By Period
                                   --------------------------------------------------------
Contractual Obligations    Total   Less than 1 Year   1-3 Years   4-5 Years   After 5 Years
-----------------------   ------   ----------------   ---------   ---------   -------------
Credit Facility           $213.4        $213.4           $ --        $ --          $ --
Mortgage payable             7.1           0.9            3.0         2.5           0.7
Operating leases            12.0           7.3            3.5         0.7            --
                          ------        ------           ----        ----          ----
   Total                  $232.5        $221.6           $6.5        $3.2          $0.7
                          ------        ------           ----        ----          ----

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

As of January 3, 2004 we have recorded a net deferred tax asset of $99.2 million and a related valuation allowance of $94.9 million. In connection with the audits of our fiscal years 2003 and 2002 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on projections of our future taxable earnings. Primarily due to our historical losses and projected results, for accounting purposes we cannot rely on anticipated long-term future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded in fiscal year 2003 an additional non-cash valuation allowance of $24.7 million and in fiscal 2002 recorded $70.2 million.

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

The restatement process identified certain deficiencies in our internal controls that existed in 2002 and years prior to 2002. We have concluded that the following internally identified control deficiencies constituted "material weaknesses" as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board:

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

     - Material weakness that was identified as a result of filing of this Amendment - Primarily needed to restate allocation of deferred income taxes between continuing and discontinued operations.

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

The processes described above to improve internal and disclosure controls commenced during 2003 and have continued through the date of the filing of this Amendment. We are committed to continuing this process. As we are unable to determine the extent of the progress and improvements achieved as of January 3, 2004, the date of the financial statements included in this Amendment, our Chief Executive Officer and Senior Vice President of Financial Reporting and Controls, have concluded that it is likely that the "material weaknesses" described above continued to exist as of January 3, 2004. However, based on the new policies and procedures referred to above, our Chief Executive Officer and Senior Vice President of Financial Reporting and Control concluded that, as of July 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in this Amendment was accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control, as appropriate to allow timely decisions regarding disclosure.

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

                                                                                   Director
Name and Age                Principal Occupation and Background                      Since       Term
------------                -----------------------------------                    --------   ---------
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

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                                 ----------------------------------
                                                    ANNUAL COMPENSATION             AWARDS
                                            ----------------------------------   Restricted/                PAYOUTS
                                                                  Other Annual     Deferred    Securities     LTIP      All Other
Name and Principal                 Fiscal                            Compen-        Stock      Underlying   Payouts   Compensation
Position                            Year    Salary($)    Bonus      sation($)    Award(s)($)   Options(#)    ($)(1)      ($)(2)
------------------                 ------   ---------   -------   ------------   -----------   ----------   -------   ------------
J.M. Robinson,                      2003     642,788          0    102,146(3)           0              0          0   5,100,000(6)
Former Chairman of the              2002     837,500    510,000    125,714(3)           0        150,000          0       7,000
Board, Chief Executive              2001     787,500     15,000          0        167,328(5)     150,000    161,804       6,100
Officer and President*

Neele E. Stearns,**                 2003     263,076          0          0              0              0          0      91,750(7)
Former Chairman of the
Board, Chief Executive
Officer

Jeffrey A. Shepard,                 2003     561,500    368,550          0              0              0          0       8,000
Executive Vice President            2002     540,000    294,300          0        110,358(4)      40,000          0       7,000
                                    2001     503,750          0          0         63,684(5)      40,000     63,702       6,100

R. Shawn Neville,                   2003     539,423          0          0              0              0          0       7,000
Former Executive Vice President*    2002     536,500    250,250    125,116(3)     261,000(4)      40,000          0      13,690
                                    2001     489,000     68,448          0         77,230(5)      30,000     60,215       6,915

Stephen R. Wilson, ***              2003     439,538    223,000          0              0              0          0       2,500
Executive Vice President,           2002     421,250    212,500          0              0         12,000          0       2,500
Chief Financial Officer             2001     273,333     92,250          0        293,524(5)      20,000     29,060       1,340

Maureen Richards, Senior            2003     300,076    137,250          0              0              0          0       7,000
Vice President, General             2002     285,500    130,050          0          7,520(4)      14,000          0       6,500
Counsel and Corporate Secretary     2001     269,750      2,750          0         27,770(5)      14,000     27,835       6,100

* Messrs. Robinson and Neville ceased employment in September 2003 and March 2004, respectively. See "Separation from Employment" below.

** Served as Chairman of the Board and CEO from September, 2003 - January, 2004. Became Interim Vice Chairman of the Board effective January 19, 2004.

***  Became Chief Administrative Officer in January, 2004.

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

                               PENSION PLAN TABLE

 ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON YEARS OF SERVICE AND COMPENSATION

                            YEARS OF SERVICE
               -----------------------------------------
COMPENSATION      10         15         20         25
------------   --------   --------   --------   --------
 $  200,000    $ 40,000   $ 60,000   $ 80,000   $100,000
    400,000      80,000    120,000    160,000    200,000
    800,000     160,000    240,000    320,000    400,000
  1,000,000     200,000    300,000    400,000    500,000
  1,200,000     240,000    360,000    480,000    600,000
  1,400,000     280,000    420,000    560,000    700,000
  1,600,000     320,000    480,000    640,000    800,000
  1,800,000     360,000    540,000    720,000    900,000

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

Mr. Wilson

Mr. Wilson is a participant in the Key Employee Retention Plan ("KERP") approved by order of the Court in May 2004. The retention plan provides for bonuses and severance designed to encourage key employees to remain employed by us throughout the reorganization process. In consideration for a release from any and all claims, inclusive of any claims related to his employment agreement, Mr. Wilson would be eligible to receive the following amounts in a lump sum, less applicable deductions within fourteen days of separation under the KERP plan, provided that we are in receipt of an executed copy of a release agreement (inclusive of a release of all rights under his employment agreement) and the revocation period has expired: (i) $669,000 pursuant to the order, and (ii) seventy-eight (78) weeks of guaranteed severance.

----------
(1) Messrs. Robinson and Neville are no longer employees nor eligible for benefits under the Supplemental Retirement Plan.

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

                                          NUMBER OF COMMON SHARES
       NAME OF BENEFICIAL OWNER            BENEFICIALLY OWNED (1)   PERCENT OF CLASS
       ------------------------           -----------------------   ----------------
Directors and Named Officers:

   Robert A. Davies, III                         15,993(2)                   *
   George S. Day                                 26,705(2)                   *
   Stanley P. Goldstein                          73,292(2)(3)                *
   Dale W. Hilpert                                    0                      *
   Bettye Martin Musham                          16,347(2)                   *
   Kenneth S. Olshan                             20,677(2)                   *
   Neele E. Stearns, Jr.                          8,600(2)                   *
   Jeffrey A. Shepard                           238,514(2)                   *
   Stephen R. Wilson                             31,569(2)                   *
   Maureen Richards                             104,344(2)                   *

   All current executive officers and
      directors as a group                      536,041(2)(3)

   J.M. Robinson (4)                             18,000(4)                   *

   R. Shawn Neville(5)                            6,294(5)                   *

5% Stockholders:
   FMR Corp.
   Edward C. Johnson, 3d and
   Abigail P. Johnson
      82 Devonshire Street
      Boston, MA 02109                        2,047,200(6)                10.0%

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                    (a)                    (b)                    (c)
                                                                          Number of securities
                                                                          remaining available
                                                                          for future issuance
                           Number of securities                              under equity
                             to be issued upon      Weighted-average      compensation plans
                                exercise of         exercise price of    (excluding securities
                           outstanding options,   outstanding options,       reflected in
     Plan category          warrants and rights    warrants and rights        column (a))
------------------------   --------------------   --------------------   ---------------------
Equity compensation
   plans approved by
   security holders (1)           1,977,017              $29.00                  450,507

Equity compensation
   plans not approved by
   security holders (2)             890,833              $29.00                1,071,059
                                  ---------              ------                ---------
   Total                          2,867,850              $29.00                1,521,566

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

                                     2001         2002        2003
                                  ----------   ----------   --------
Audit fees (1)                    $  808,000   $6,377,000   $900,000
Audit-related fees (2)                13,000       38,000     16,800
                                  ----------   ----------   --------
   Audit and audit related fees      821,000    6,415,000    916,800
Tax fees (3)                         221,000       40,000         --
All other fees                            --           --         --
                                  ----------   ----------   --------
   Total fees                     $1,042,000   $6,455,000   $916,800
                                  ==========   ==========   ========

(1) Audit fees for fiscal 2002 include fees relating to our restatement of our consolidated financial statements. The audit fees above exclude KPMG fees of $100,000 incurred in 2005 in connection with the reissuance of its opinions and the discontinued operations restatement as it relates to the 2003 Form 10-K.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the consolidated balance sheet of Footstar, Inc. and subsidiaries (the "Company") as of January 3, 2004, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


/s/ Amper, Politziner & Mattia, P.C.

Edison, New Jersey
April 6, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated balance sheet of Footstar, Inc. and Subsidiary Companies as of December 28, 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years ended December 28, 2002 and December 29, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 28, 2002 and December 29, 2001. These consolidated financial statements and the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and Subsidiary Companies as of December 28, 2002 and the results of its operations and its cash flows for each of the years then ended December 28, 2002 and December 29, 2001 in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to Consolidated Financial Statements, the accompanying consolidated statements of operations and cash flows for the fiscal years ended December 28, 2002 and December 29, 2001 have been restated.

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


/s/ KPMG LLP
New York, New York
August 27, 2004, except as to
Note 3 as it relates to fiscal 2002 and 2001,
which is as of September 27, 2005

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)

                                                                                   For the Fiscal Years Ended
                                                                             -------------------------------------
                                                                             December 28, 2002   December 29, 2001
                                                                                  Restated            Restated
                                                           JANUARY 3, 2004      (See Note 3)        (See Note 3)
                                                           ---------------   -----------------   -----------------
Net sales                                                     $1,015.6           $1,346.0            $1,444.2
Cost of sales                                                    691.8              917.4               986.9
                                                              --------           --------            --------
GROSS PROFIT                                                     323.8              428.6               457.3
Store operating, selling, general and administrative
   expenses                                                      269.5              316.8               323.2
Bad debt expense - Ames Department Stores                           --                9.2                  --
Depreciation and amortization                                     21.1               20.3                18.9
Other income                                                      (5.4)                --                  --
Restructuring, asset impairment and other charges, net             2.5               14.0                 3.3
                                                              --------           --------            --------
OPERATING PROFIT                                                  36.1               68.3               111.9
Interest expense                                                  24.4                9.8                 3.8
Interest income                                                   (1.1)              (1.1)               (1.6)
                                                              --------           --------            --------
INCOME FROM OPERATIONS BEFORE INCOME TAXES, MINORITY
   INTERESTS, DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     12.8               59.6               109.7
Provision for income taxes                                        10.0               70.9                28.8
                                                              --------           --------            --------
INCOME (LOSS) FROM OPERATIONS BEFORE MINORITY
   INTERESTS, LOSS FROM DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE           2.8              (11.3)               80.9
Minority interests in net income                                  17.3               37.1                44.8
Loss from operations of discontinued Athletic Segment,
   net of tax                                                     39.9               30.8                66.7
                                                              --------           --------            --------
LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                                (54.4)             (79.2)              (30.6)
Cumulative effect of a change in accounting principle               --               24.3                  --
                                                              --------           --------            --------
NET LOSS                                                      $  (54.4)          $ (103.5)           $  (30.6)
                                                              --------           --------            --------
AVERAGE COMMON SHARES OUTSTANDING
Basic                                                             20.5               20.4                20.2
                                                              --------           --------            --------
Diluted                                                           20.5               20.4                20.7
                                                              --------           --------            --------
LOSS PER SHARE:
Basic:
   (Loss) income from continuing operations                   $  (0.71)          $  (2.36)           $   1.79
   Loss from discontinued operations                             (1.94)             (1.51)              (3.30)
   Cumulative effect of a change in accounting principle            --              (1.19)                 --
                                                              --------           --------            --------
   Net loss                                                   $  (2.65)          $  (5.06)           $  (1.51)
                                                              --------           --------            --------
Diluted
   (Loss) income from continuing operations                   $  (0.71)          $  (2.36)           $   1.75
   Loss from discontinued operations                             (1.94)             (1.51)              (3.23)
   Cumulative effect of a change in accounting principle            --              (1.19)                 --
                                                              --------           --------            --------
   Net loss                                                   $  (2.65)          $  (5.06)           $  (1.48)
                                                              --------           --------            --------

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                            JANUARY 3,   December 28,
                                                               2004          2002
                                                            ----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $   1.1       $  13.4
   Accounts receivable, net                                     16.6          51.1
   Inventories                                                 179.7         360.9
   Prepaid expenses and other current assets                    23.1          36.4
   Assets held for sale                                        284.5            --
                                                             -------       -------
      Total current assets                                     505.0         461.8
Property and equipment, net                                    147.2         266.7
Goodwill                                                          --          18.0
Intangible assets, net                                          11.0          17.9
Deferred charges and other noncurrent assets                     1.5          10.9
                                                             -------       -------
      Total assets                                           $ 664.7       $ 775.3
                                                             =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                             $ 198.0       $ 146.8
   Accounts payable                                             79.8         169.4
   Accrued expenses                                             51.4         144.6
   Income taxes payable                                          2.0           5.0
   Liabilities held for sale                                   110.5
                                                             -------       -------
      Total current liabilities                                441.7         465.8
Other long-term liabilities                                     58.9          72.8
Minority interests in subsidiaries                              42.2          61.9
                                                             -------       -------
      Total liabilities                                        542.8         600.5
                                                             -------       -------
Shareholders' equity:
   Common stock $.01 par value: 100,000,000 shares
      Authorized; 30,949,958 and 30,896,192 shares issued        0.3           0.3
   Additional paid-in capital                                  345.2         346.3
   Accumulated other comprehensive loss                         (0.4)         (1.6)
   Treasury stock: 10,711,569 shares, at cost                 (310.6)       (310.6)
   Unearned compensation                                        (1.5)         (2.9)
   Retained earnings                                            88.9         143.3
                                                             -------       -------
      Total shareholders' equity                               121.9         174.8
                                                             -------       -------
      Total liabilities and shareholders' equity             $ 664.7       $ 775.3
                                                             =======       =======

          See accompanying notes to consolidated financial statements.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                                  Accum.
                                                                                                                   Other
                                                                                                                  Compre-
                                         Common Stock        Treasury Stock      Add'l                            hensive
                                      ------------------  --------------------  Paid-in    Unearned    Retained   Income
                                        Shares    Amount    Shares     Amount   Capital  Compensation  Earnings   (Loss)    Total
                                      ----------  ------  ----------  --------  -------  ------------  --------  --------  -------
BALANCE AS OF DECEMBER 30, 2000       30,636,884   $0.3   10,782,106   $(312.6)  $342.1     $(5.4)      $277.4     $(0.1)  $ 301.7
Net loss                                      --     --           --        --       --        --        (30.6)       --     (30.6)
Common stock incentive plans             133,488     --       70,537       2.0      4.2      (0.4)          --        --       5.8
Tax benefit of stock incentive plans          --     --           --        --      1.0        --           --        --       1.0
                                      ----------  ------  ----------  --------  -------  ------------  --------  --------  -------
BALANCE AS OF DECEMBER 29, 2001       30,770,372   $0.3   10,711,569   $(310.6)  $347.3     $(5.8)      $246.8     $(0.1)  $ 277.9
Comprehensive loss:
   Net loss                                   --     --           --        --       --        --       (103.5)       --    (103.5)
   Unrealized loss on interest
      rate swap agreement                     --     --           --        --       --        --           --      (1.5)     (1.5)
                                                                                                                           -------
Total comprehensive loss                                                                                                    (105.0)
Common stock incentive plans             125,820     --           --        --     (1.0)      2.9           --        --       1.9
                                      ----------  ------  ----------  --------  -------  ------------  --------  --------  -------
BALANCE AS OF DECEMBER 28, 2002       30,896,192   $0.3   10,711,569   $(310.6)  $346.3     $(2.9)      $143.3     $(1.6)  $ 174.8
Comprehensive loss:
   Net loss                                                                                              (54.4)              (54.4)
   Unrealized gain on interest
      rate swap agreement                                                                                            1.2       1.2
                                                                                                                            ------
Total comprehensive loss                                                                                                     (53.2)
Common stock incentive plans              53,766     --           --        --     (1.1)      1.4           --        --       0.3
                                      ----------  ------  ----------  --------  -------  ------------  --------  --------  -------
BALANCE AS OF JANUARY 3, 2004         30,949,958   $0.3   10,711,569   $(310.6)  $345.2     $(1.5)        88.9     $(0.4)  $ 121.9
                                      ----------  ------  ----------  --------  -------  ------------  --------  --------  -------

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                          For the Fiscal Years Ended
                                                                           -------------------------------------------------------
                                                                                             December 28, 2002   December 29, 2001
                                                                                                  Restated            Restated
                                                                           JANUARY 3, 2004      (See Note 3)        (See Note 3)
                                                                           ---------------   -----------------   -----------------
Cash flows from operating activities:
   Net loss                                                                     $(54.4)           $(103.5)             $(30.6)
   Loss from discontinued Athletic Segment                                       (39.9)             (30.8)              (66.7)
                                                                                ------            -------              ------
(Loss) income from continuing operations                                         (14.5)             (72.7)               36.1
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
         Restructuring, asset impairment and other charges
            (reversals), net                                                      18.2               43.1                 9.0
         Bad debt expense                                                           --                9.4                  --
         Minority interests in net income                                         17.3               37.1                44.8
         Depreciation and amortization                                            21.1               20.3                18.9
         Cumulative effect of change in  accounting principle                       --               24.3                  --
         Loss on disposal of fixed assets                                         17.5                2.2                 1.9
         Deferred income taxes                                                    (0.9)              50.8                (8.8)
         Stock incentive plans                                                     0.7                0.4                 2.1
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable, net                       20.9               10.2               (20.3)
            (Increase) decrease in inventories                                    (7.8)              15.2               (22.5)
            Increase in prepaid expenses and other assets                         (0.7)             (21.4)              (20.3)
            (Decrease) increase in accounts payable and accrued expenses         (24.3)              (9.2)                9.5
            (Decrease) increase in income taxes payable and other long-
               term liabilities                                                  (27.9)               7.0                (5.8)
                                                                                ------            -------              ------
               Net cash  provided by operating activities                         19.6              116.7                44.6
                                                                                ------            -------              ------
Cash flows used in investing activities:
      Acquisitions, net of cash acquired                                            --                 --               (59.0)
      Additions to property and equipment                                        (24.8)             (46.6)              (44.2)
      Proceeds from sale of furniture and equipment and building                    --                3.7                 0.3
                                                                                ------            -------              ------
               Net cash used in investing activities                             (24.8)             (42.9)             (102.9)
                                                                                ------            -------              ------
Cash flows provided by (used in) financing activities:
      Net (payments) proceeds from note payable                                   51.2               (0.1)               72.9
      Dividends paid to minority interests                                       (36.2)             (44.8)              (51.2)
      Payments for return of capital to minority shareholders                       --               (0.5)                 --
      Proceeds from exercise of stock options                                       --                1.0                 2.4
      Treasury stock issued                                                         --                 --                 2.0
      Payments on capital leases                                                  (0.8)              (0.8)               (0.8)
      Payments on mortgage note                                                   (0.8)              (0.7)               (0.7)
      Other                                                                       (1.4)              (1.4)                2.6
                                                                                ------            -------              ------
               Net cash provided by (used in) financing activities                12.0              (47.3)               27.2
                                                                                ------            -------              ------
Discontinued operations                                                          (19.1)             (25.6)               29.3
                                                                                ------            -------              ------
               Net (decrease) increase in cash and cash equivalents              (12.3)               0.9                (1.8)
                                                                                ------            -------              ------
Cash and cash equivalents, beginning of year                                      13.4               12.5                14.3
Cash and cash equivalents, end of year                                          $  1.1            $  13.4              $ 12.5
                                                                                ------            -------              ------

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

As part of our initial reorganization plans after filing Chapter 11, we closed 166 underperforming stores within the Athletic Segment: all 88 Just For Feet stores; 75 Footaction stores and three Uprise stores. Within the Meldisco Segment, we committed to and exited during fiscal 2004 the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc., and 44 Gordmans, Inc. stores; closed 13 Shoe Zone stores and sold 26 Shoe Zone stores located in Puerto Rico. These Meldisco businesses will be reflected as discontinued operations in fiscal 2004. In fiscal 2003, the net sales of these Meldisco businesses were $53.2 million. We also pursued the sale of the remaining 353 Footaction retail stores that comprised the Athletic Segment.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING COSTS

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs are recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and were $27.8 million, $34.3 million (restated) and $35.2 million in 2003, 2002 and 2001, respectively.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value recognition provisions of Statement No. 123 to stock-based employee compensation (in millions, except per share amounts):

                                               2003      2002     2001
                                              ------   -------   ------
NET LOSS:
   Reported                                   $(54.4)  $(103.5)  $(30.6)
      Stock-based employee compensation
      expense determined under fair value
      method for all awards, net of related
      tax effects in 2001                       (0.8)     (7.0)    (4.0)
                                              ------   -------   ------
      Pro forma net loss                       (55.2)  $(110.5)  $(34.6)
                                              ------   -------   ------

LOSS PER SHARE:
   Basic
      Reported                                $(2.65)  $ (5.06)  $(1.51)
      Pro forma                                (2.69)    (5.41)   (1.71)

   Diluted
      Reported                                $(2.65)  $ (5.06)  $(1.48)
      Pro forma                               $(2.69)  $ (5.41)  $(1.68)

The weighted average fair value of options granted during fiscal years 2002 and 2001 was $13.75 and $22.64, respectively. There were no options granted during fiscal 2003. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                          2002   2001
                          ----   ----
Expected volatility       49.6%  45.0%
Expected life in years     6.0    6.0
Risk-free interest rate    4.4%   4.8%
Assumed forfeiture rate     --     --

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the beginning of the year to average shares outstanding used to compute basic and diluted loss per share (in millions):

                                           2003   2002   2001
                                           ----   ----   ----
Shares outstanding at beginning of year    20.2   20.1   19.9
Contingently issuable shares (1)            0.3    0.3    0.3
                                           ----   ----   ----
Average shares outstanding - basic         20.5   20.4   20.2
                                           ----   ----   ----
Average shares outstanding - diluted (2)   20.5   20.4   20.7
                                           ----   ----   ----

(1)  Represents shares earned under our stock incentive plans.

(2) The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. During the years ended January 3, 2004, December 28, 2002 and December 29, 2001, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on EPS and, therefore, excluded from the calculation of diluted earnings per share, totaled 841 shares and 20,158 shares for the years ended January 3, 2004, and December 28, 2002, respectively.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the fair value of a derivative instrument that is not considered to be highly effective, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Cash settlements under the hedge are recorded in the period in which earnings are affected by the variability in cash flows of the designated hedged item.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales and operating loss from discontinued operations for 2003 was (in millions):

                                               2003
                                              ------
Net sales                                     $973.2
Operating loss from discontinued operations   $(32.6)

Certain amounts in the consolidated statements of operations and cash flows for fiscal years 2002 and 2001 have been restated with respect to discontinued and continuing operations as follows (in millions):

Consolidated Statements of Operations
-------------------------------------
                                                AS ORIGINALLY
                                                   REPORTED     AS RESTATED
                                                -------------   -----------
                                                      FISCAL YEAR 2002
                                                ---------------------------
Interest expense                                   $  17.9        $   9.8
                                                   =======        =======
Interest income                                    $  (9.2)       $  (1.1)
                                                   =======        =======
Income from operations before income taxes,
   minority interests, discontinued
   operations and cumulative effect of a
   change in accounting principle                  $  59.6        $  59.6
Provision for income taxes                            35.2           70.9
                                                   -------        -------
Income (loss) from operations before
   minority interests, loss from
   discontinued operations and cumulative
   effect of a change in accounting principle         24.4          (11.3)
                                                   =======        =======
Loss from operations of discontinued Athletic
    Segment, net of tax                              (66.5)         (30.8)
                                                   =======        =======
Net loss                                           $(103.5)       $(103.5)
                                                   =======        =======

                                                      FISCAL YEAR 2001
                                                ---------------------------
Interest expense                                   $  21.5        $   3.8
                                                                  =======
Interest income                                    $ (19.3)       $  (1.6)
                                                   =======        =======
Income from operations before income taxes,
   minority interests, discontinued
   operations and cumulative effect of a
   change in accounting principle                  $ 109.7        $ 109.7
Provision for income taxes                            27.8           28.8
                                                   -------        -------
Income from operations before minority
   interests and loss from discontinued
   operations                                         81.9           80.9
                                                   =======        =======
Loss from operations of discontinued Athletic
   Segment, net of tax                               (67.7)         (66.7)
                                                   =======        =======
Net loss                                           $ (30.6)       $ (30.6)
                                                   =======        =======


Consolidated Statements of Cash Flows
-------------------------------------
                                                AS ORIGINALLY
                                                   REPORTED     AS RESTATED
                                                -------------   -----------
                                                      FISCAL YEAR 2002
                                                ---------------------------
Loss from discontinued Athletic Segment            $ (66.5)       $ (30.8)
                                                   =======        =======
Loss from continuing operations                    $ (37.0)       $ (72.7)
                                                   =======        =======
Loss on disposal of fixed assets                   $   6.9        $   2.2
                                                   =======        =======
Decrease in accounts payable and
   accrued expenses                                $  (8.6)       $  (9.2)
                                                   =======        =======
Increase in income taxes payable and
   other long-term liabilities                     $   9.0        $   7.0
                                                   =======        =======
Net cash provided by operating activities          $ 159.7        $ 116.7
                                                   =======        =======
Additions to property and equipment                $ (47.7)       $ (46.6)
                                                   =======        =======
Net cash used in investing activities              $ (44.0)       $ (42.9)
                                                   =======        =======
Discontinued operations                            $ (67.5)       $ (25.6)
                                                   =======        =======


                                                      FISCAL YEAR 2001
                                                ---------------------------
Income from continuing operations                  $  37.1        $  36.1
                                                   =======        =======
(Gain) loss on disposal of fixed assets            $  (2.6)       $   1.9
                                                   =======        =======
Deferred income taxes                              $ (31.1)       $  (8.8)
                                                   =======        =======
(Decrease) increase in prepaid expenses
   and other assets                                $   2.0        $ (20.3)
                                                   =======        =======
Net cash provided by operating activities          $  41.1        $  44.6
                                                   =======        =======
Discontinued operations                            $  32.8        $  29.3
                                                   =======        =======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the 2002 and 2001 consolidated statements of operations, interest expense and interest income have been revised within continuing operations as intercompany interest had been incorrectly eliminated against interest income instead of interest expense.

In the fiscal 2002 consolidated statement of operations, the provision for income taxes in continuing operations was increased by $35.7 million with a corresponding decrease in loss from discontinued operations primarily to give effect to a change in the beginning-of-the-fiscal year 2002 balance of the valuation allowance that resulted from a change in circumstances that was caused by a change in judgment about the realizability of the related deferred tax asset in future years. This had previously not been correctly reflected within continuing operations.

In the fiscal 2001 consolidated statement of operations, the provision for income taxes in continuing operations was increased by $1.0 million with a corresponding decrease in loss from discontinued operations due to a revision in the amount attributable to discontinued operations.

The following is a summary of financial information of our discontinued and continuing operations before minority interests and cumulative effect of a change in accounting principle for 2002 and 2001 (in millions):

                                                      Consolidated                    Continuing
                                                     (As Reported)   Discontinued   (As Restated)
                                                     -------------   ------------   -------------
2002
Net sales                                              $2,299.9         $953.9        $1,346.0
Cost of sales                                           1,625.3          707.9           917.4
                                                       --------         ------        --------
Gross profit                                              674.6          246.0           428.6
Operating expenses                                        635.2          274.9           360.3
                                                       --------         ------        --------
Operating profit (loss)                                    39.4          (28.9)           68.3
Interest expense, net                                      14.2            5.5             8.7
                                                       --------         ------        --------
Income (loss) from operations                              25.2          (34.4)           59.6
Provision for income taxes (Restated)                      67.3           (3.6)           70.9
                                                       --------         ------        --------
Income (loss) before minority interests (Restated)     $  (42.1)        $(30.8)       $  (11.3)
                                                       ========         ======        ========

                                                      Consolidated                    Continuing
                                                     (As Reported)   Discontinued   (As Restated)
                                                     -------------   ------------   -------------
2001
Net sales                                              $2,460.5        $1,016.3        $1,444.2
Cost of sales                                           1,762.2           775.3           986.9
                                                       --------        --------        --------
Gross profit                                              698.3           241.0           457.3
Operating expenses                                        676.7           331.3           345.4
                                                       --------        --------        --------
Operating profit (loss)                                    21.6           (90.3)          111.9
Interest expense, net                                      15.2            13.0             2.2
                                                       --------        --------        --------
Income (loss) from operations                               6.4          (103.3)          109.7
Provision (benefit) for income taxes (Restated)            (7.8)          (36.6)           28.8
                                                       --------        --------        --------
Income (loss) before minority interests (Restated)     $   14.2        $  (66.7)       $   80.9
                                                       ========        ========        ========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                       2003       2002       2001
                                                     --------   --------   --------
Sales from continuing operations
   Footstar                                          $1,015.6   $1,346.0   $1,444.2
   Kmart footwear departments                        $  901.4   $1,154.3   $1,209.3

Kmart footwear sales from continuing operations as
   percentage of Footstar                                  89%        86%        84%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         2003    2002     2001
                                                        -----   ------   ------
Operating profit from continuing operations
   Footstar                                             $36.1   $ 68.3   $111.9
   Meldisco                                             $49.8   $ 78.3   $120.5
   Kmart footwear departments                           $55.6   $109.4   $120.3

Kmart's interest in footwear departments'
   operating profit                                     $24.8   $ 50.9   $ 56.2
                                                        -----   ------   ------
Operating profit adjusted to exclude Kmart's 49%
   interest in footwear departments' operating income
   Footstar                                             $11.3   $ 17.4   $ 55.7
   Meldisco                                             $25.0   $ 27.4   $ 64.3
   Kmart footwear departments                           $30.8   $ 58.5   $ 64.1

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

                                                  2002                    2003
                                       --------------------------   ---------------
                                       Initial
                                        Charge    Usage   Balance   Usage   Balance
                                       -------   ------   -------   -----   -------
Non-cash components
Inventory write-downs                   $29.1     $29.1     $ --     $ --     $--
Lease exit costs                          1.2       1.2       --       --      --
Asset impairment                          7.9       7.9       --       --      --
                                        -----     -----     ----     ----     ---
Subtotal                                 38.2      38.2       --       --      --

Cash Components
Severance                                 4.6       3.5      1.1      1.1     $--
Store, building and lease exit costs      1.1       1.1       --       --      --
                                        -----     -----     ----     ----     ---
Subtotal                                  5.7       4.6      1.1      1.1      --
                                        -----     -----     ----     ----     ---
Total                                   $43.9     $42.8      1.1      1.1     $--
                                        =====     =====     ====     ====     ===

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table displays the activity and the significant components of the fiscal year 2001 Plan and other charges (in millions):

                                         2001                          2002
                        --------------------------------------   ---------------
                                  Additional
                        Initial     Charge/
                         Charge   (Reversal)   Usage   Balance   Usage   Balance
                        -------   ----------   -----   -------   -----   -------
Non-cash components
Inventory write-downs     $5.8       $ --       $5.8     $ --     $ --     $--
Asset impairment           1.8         --        1.8       --       --      --
                          ----       ----       ----     ----     ----     ---
Subtotal                   7.6         --        7.6       --       --      --

Cash Components
Severance                   --        0.5         --      0.5      0.5     $--
Store exit costs           0.9         --         --      0.9      0.9      --
                          ----       ----       ----     ----     ----     ---
Subtotal                   0.9        0.5         --      1.4      1.4      --
                          ----       ----       ----     ----     ----     ---

Total                     $8.5       $0.5       $7.6     $1.4     $1.4     $--
                          ====       ====       ====     ====     ====     ===

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following (in millions):

                                         2003    2002
                                        -----   -----
Due from Kmart                          $12.1   $31.0
Other - primarily trade                   4.8    23.0
                                        -----   -----
                                         16.9    54.0
Less: Allowance for doubtful accounts     0.3     2.9
                                        -----   -----
   Total                                $16.6   $51.1
                                        =====   =====

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in millions):

                                2003    2002
                               -----   -----
Deferred income taxes          $ 4.3   $ 3.4
Income tax refund receivable     5.8    15.8
Other prepaid taxes              8.7    10.1
Other                            4.3     7.1
                               -----   -----
   Total                       $23.1   $36.4
                               =====   =====

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
                                                ------
                                                $110.5
                                                ======

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions):

                                     Useful lives
                                       (in yrs.)         2003     2002
                                 --------------------   ------   ------
Land                                                    $ 13.2   $ 14.8
Buildings and improvements                      10-40     65.5     50.3
Equipment and furniture                          5-10    166.0    249.0
Capital leases                                   5-10      2.4      7.0
Leasehold improvements           10 or life of lease,      8.2     90.1
                                 whichever is shorter
Construction in progress                                   0.7     41.7
                                                        ------   ------
                                                         256.0    452.9
Less: Accumulated depreciation
   and amortization                                      108.8    186.2
                                                        ------   ------
   Total                                                $147.2   $266.7
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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows information regarding intangible asset (in millions).

                                                 AS OF JANUARY 3, 2004    As of December 28, 2002
                                                -----------------------   -----------------------
                             Weighted-Average     GROSS                     Gross
                               Amortization     CARRYING    ACCUMULATED   Carrying    Accumulated
                                  Period         AMOUNT    AMORTIZATION    Amount    Amortization
                             ----------------   --------   ------------   --------   ------------
Amortizable assets
Trade names and trademarks       10 years         $ 1.7        $0.6         $13.0        $6.1
Customer Database                                    --          --           2.7         1.6
Unamortizable asset
Trademark                                           9.9          --          10.5         0.6
                                                  -----        ----         -----        ----
   Total                                          $11.6        $0.6         $26.2        $8.3
                                                  -----        ----         -----        ----

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the reconciliation between net loss and adjusted net loss which excludes the amortization of goodwill and amortization of trademark with an indefinite life, net of tax, as well as the related impact on basic and diluted loss per share for the fiscal year ended (in millions, except per share amounts):

                                    JANUARY 3,   December 28,   December 29,
                                       2004          2002           2001
                                    ----------   ------------   ------------
Net loss                              $(54.4)      $(103.5)        $(30.6)
Add back: Goodwill amortization           --            --            1.8
Add back: Trade name amortization         --            --            0.3
                                      ------       -------         ------
Adjusted net loss                     $(54.4)      $(103.5)        $(28.5)
                                      ======       =======         ======
BASIC LOSS PER SHARE:
Net loss                              $(2.65)      $ (5.06)        $(1.51)
Goodwill amortization                     --            --           0.09
Trade name amortization                   --            --           0.01
                                      ------       -------         ------
Adjusted net loss                     $(2.65)      $ (5.06)        $(1.41)
                                      ======       =======         ======
DILUTED LOSS PER SHARE:
Net loss                              $(2.65)      $ (5.06)        $(1.48)
Goodwill amortization                     --            --           0.09
Trade name amortization                   --            --           0.01
                                      ------       -------         ------
Adjusted net loss                     $(2.65)      $ (5.06)        $(1.38)
                                      ======       =======         ======

The following table lists amortization expense relating to amortizable intangible assets for the fiscal year ended January 3, 2004 and currently projected amortization expense for the next five fiscal years (in millions):

Fiscal year 2003   $1.2
Fiscal year 2004    0.7
Fiscal year 2005    0.1
Fiscal year 2006    0.1
Fiscal year 2007    0.1
Fiscal year 2008    0.1

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  ACCRUED EXPENSES

Accrued expenses consisted of the following (in millions):

                                            2003    2002
                                           -----   ------
Rent                                       $ 4.8   $ 33.8
Taxes other than federal income taxes        7.6     28.6
Salaries                                    11.1     21.9
2002 restructuring reserve                    --      4.0
2001 restructuring reserve                    --      7.6
Other - individually not in excess of 5%    27.9     48.7
                                           -----   ------
Total                                      $51.4   $144.6
                                           =====   ======

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

2004         $0.9
2005          0.9
2006          1.0
2007          1.1
2008          1.2
Thereafter    2.0

20.  LEASES

We leased a warehouse and office facilities through operating leases over periods ranging from 5 to 15 years. We also lease automobiles, computer hardware and various equipment for shorter periods. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended January 3, 2004 was as follows (in millions):

                      2003    2002     2001
                     -----   ------   ------
Minimum rentals      $10.2   $ 14.2   $ 14.6
Percentage rentals    87.5    143.6    166.0
                     -----   ------   ------
   Total             $97.7   $157.8   $180.6
                     -----   ------   ------

Excess rent expense consists primarily of excess rent fees under the Master Agreement, which are contingently based on store profitability. Accordingly, the future minimum rental payments disclosed below exclude future excess rent fees to Kmart.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 3, 2004, the future minimum rental payments under operating leases were as follows (in millions):

2004   $7.3
2005    2.5
2006    1.0
2007    0.5
2008    0.2

21.  INCOME TAXES

The provision for income taxes was comprised of the following (in millions):

                       2002           2001
                     Restated       Restated
            2003   (See Note 3)   (See Note 3)
           -----   ------------   ------------
Federal    $ 7.1       $59.4          $20.4
State        2.9        11.5            8.4
           -----       -----          -----
   Total   $10.0       $70.9          $28.8
           -----       -----          -----

Included in the consolidated provision for income taxes are net deferred tax (benefit) provision of $(0.9) million, $50.8 million and $(8.8) million for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

Income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

                                                                    2002           2001
                                                                  Restated       Restated
                                                         2003   (See Note 3)   (See Note 3)
                                                        -----   ------------   ------------
Computed "expected" income tax expense                  $ 4.5      $ 20.9         $ 38.4
Increases (decreases) in income taxes resulting from:
   State income taxes, net of
   federal tax benefit                                    2.3         6.1            6.6
   51% owned subsidiaries                                (4.0)      (13.2)         (13.0)
   Goodwill                                                --         0.1            0.1
   Non-Deductible items                                   0.1         0.1            0.1
   Changes in prior year estimates                         --          --           (2.0)
   Loss carryback                                          --          --           (2.0)
   Other                                                   --        (0.1)           0.6
Valuation allowance                                       7.1        57.0             --
                                                        -----      ------         ------
Net income tax expense                                   10.0      $ 70.9         $ 28.8
                                                        -----      ------         ------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax asset and liabilities for the 2003 and 2002 fiscal years were as follows (in millions):

                                          2003     2002
                                         ------   ------
DEFERRED TAX ASSETS:
   Restructuring reserves                $  1.6   $  7.0
   Inventories                              9.1      7.9
   Postretirement benefits                 11.3     11.6
   Employee benefits                       16.8     15.0
   NOL Carry forward                       50.4     30.3
   Intangible assets                        9.3      9.0
   Other                                    3.5      4.4
                                         ------   ------
Total gross deferred tax assets           102.0     85.2
                                         ------   ------
Less valuation allowance                  (94.9)   (70.2)
                                         ------   ------
Total deferred tax assets                   7.1     15.0
                                         ------   ------
DEFERRED TAX LIABILITIES:
   Property and equipment                  (2.8)    (8.1)
   Other                                     --     (3.5)
                                         ------   ------
Total gross deferred tax (liabilities)     (2.8)   (11.6)
                                         ------   ------
NET DEFERRED TAX ASSETS                     4.3   $  3.4
                                         ------   ------

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

In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result of our historical losses and projected results, for accounting purposes we cannot rely on anticipated long term future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that all of the deferred tax assets will be realized and have recorded in fiscal year 2003 an additional non-cash valuation allowance of $24.7 million and in fiscal 2002 recorded $70.2 million.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and paid $0.6 million in cash in 2002.

The following table provides information relating to the potential dilutive effect and shares available for grant under each of our stock compensation plans.

                         Number of Shares
                           to be Issued                                                    Number of Shares       Number of Shares
                         upon Exercise of     Weighted Average      Number of Shares      Remaining Available    Remaining Available
                            Outstanding      Exercise Price of    Issued, Inception to   for Future Issuance,   for Future Issuance,
     Plan Category        Options/Awards    Outstanding Options    Date as of 1/3/2004      as of 1/3/2004        as of 12/28/2002
     -------------       ----------------   -------------------   --------------------   --------------------   --------------------
1996 Incentive
   Compensation Plan         1,857,667              $29                  849,870                 392,463                189,576
2000 Equity
   Incentive Plan              890,833              $29                   38,108               1,071,059              1,018,094
1996 Non-Employee
   Director Stock Plan         119,350              $29                   22,606                  58,044                 71,390
                             ---------              ---                  -------               ---------              ---------
Total                        2,867,850              $29                  910,584               1,521,566              1,279,060
                             ---------              ---                  -------               ---------              ---------

The tables below provide information relating to employee stock options, deferred restricted stock units and performance-based stock awards:

                                     Employee Stock Options
                           -----------------------------------------
                                   2003                  2002                  2001
                           -------------------   -------------------   -------------------
                            Employee   Average    Employee   Average   Employee    Average
                             Stock      Option     Stock      Option     Stock      Option
                            Options     Price     Options     Price     Options     Price
                           ---------   -------   ---------   -------   ---------   -------
Outstanding,
   beginning of year       2,630,379     $30     2,286,050     $31     1,808,546     $25
Granted                           --      --       559,200     $26       635,275     $45
Cancelled                   (255,543)    $30      (179,061)    $33       (80,401)    $29
Shares issued                     --               (35,810)    $22       (77,370)    $24
                           ---------             ---------     ---     ---------     ---
Outstanding,
   end of year             2,374,836             2,630,379     $30     2,286,050     $31
                           =========             =========     ===     =========     ===
Exercisable, end of year   1,449,251             1,114,457               739,979

                            Deferred Restricted Stock Units and Shares
                                and Performance-Based Stock Awards
                           -------------------------------------------
                                   2003                   2002                   2001
                           --------------------   --------------------   --------------------
                            DEFERRED              Deferred                Deferred
                           SHARES AND   AVERAGE   Shares and   Average   Shares and   Average
                              UNITS      PRICE      Units       Price      Units       Price
                           ----------   -------   ----------   -------   ----------   -------
Outstanding,
   beginning of year         427,739      $30      518,397       $29       578,483      $25
Granted                      119,273      $ 8       49,352       $26       102,018      $45
Cancelled                   (119,583)     $30      (54,000)      $27       (38,449)     $25
Shares issued                (53,766)     $29      (86,010)      $27      (123,655)     $26
                            --------      ---      -------       ---      --------      ---
Outstanding, end of year     373,663      $23      427,739       $30       518,397      $29
                            ========      ===      =======       ===      ========      ===

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information about stock options outstanding as of January 3, 2004 is as follows:

                                Options Outstanding             Options Exercisable
                       -------------------------------------   ----------------------
                                       Weighted
                                        Average     Weighted                 Weighted
                                       Remaining     Average                  Average
                          Number      Contractual   Exercise      Number     Exercise
Exercise Price Range   Outstanding   Term (Years)     Price    Exercisable     Price
--------------------   -----------   ------------   --------   -----------   --------
$7 - 9                        250         0.9          $ 7             50       $ 7
$10 - 19                    8,460         1.1          $14          1,820       $13
$20 - 29                1,461,731         2.5          $24        866,492       $23
$30 - 39                  456,885         1.8          $33        385,929       $32
$40 - 47                  447,510         3.0          $46        194,960       $46
                        ---------         ---          ---      ---------       ---
Total                   2,374,836         2.4          $30      1,449,251       $29

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

The following tables provide information relating to the status of, and changes in, options and Stock Units granted under the Director Plan:

                                           Director Plan Stock Options
                                      -----------------   -----------------
                                             2003                2002                2001
                                      -----------------   -----------------   -----------------
                                                AVERAGE             Average             Average
                                       STOCK     OPTION    Stock     Option    Stock     Option
                                      OPTIONS    PRICE    Options    Price    Options    Price
                                      -------   -------   -------   -------   -------   -------
Outstanding, at beginning of year      16,000     $26      16,000     $26      16,000     $26
Granted                                    --      --          --      --          --      --
Shares Issued                              --      --          --      --          --      --
                                       ------     ---      ------     ---      ------     ---
Outstanding, at end of year            16,000     $26      16,000     $26      16,000     $26
                                       ======     ===      ======     ===      ======     ===
Options exercisable, at end of year    15,200              14,400              13,600

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Director Plan Stock Units
                                    --------------------------------------------------------
                                           2003                2002               2001
                                    ------------------   ----------------   ----------------
                                               AVERAGE            Average            Average
                                      STOCK      UNIT     Stock     Unit     Stock     Unit
                                    UNITS(1)    PRICE     Units    Price     Units    Price
                                    --------   -------   ------   -------   ------   -------
Outstanding, at beginning of year    66,000      $32     56,000     $33     45,000     $33
Granted                                  --      N/A     14,000      27     14,000      36
Shares Issued                            --      N/A     (4,000)     27     (3,000)     36
                                     ------      ---     ------     ---     ------     ---
Outstanding, at end of year          66,000      $32     66,000     $32     56,000     $33
                                     ======      ===     ======     ===     ======     ===

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table represents our change in benefit obligations (in millions):

                                           2003    2002
                                          -----   -----
Benefit obligation at beginning of year   $19.8   $19.8
Service cost                                0.3     0.3
Interest cost                               1.3     1.3
Amendments                                   --    (2.2)
Actuarial loss                              1.4     2.4
Benefits paid                              (1.6)   (1.4)
Participant contributions                   0.3     0.2
                                          -----   -----
Benefit obligation at end of year          21.5   $20.4
Unrecognized net actuarial gain             0.5     2.0
Unrecognized prior service cost             7.3     8.5
                                          -----   -----
Accrued benefit cost (unfunded)           $29.3   $30.9
                                          -----   -----

                                                 2003   2002
                                                 ----   ----
Weighted-average assumptions as of December 31
Discount Rate                                    6.25%  6.75%

For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2003. The rate was assumed to decrease gradually to 5.0% for

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal year 2013 and remain at that level thereafter. The components of our net periodic benefit cost were as follows (in millions):

                                     2003   2002   2001
                                     ----   ----   ----
Service cost                         $0.3   $0.3   $0.3
Interest cost                         1.3    1.3    1.3
Amortization of prior service cost   (1.3)  (1.2)  (1.0)
Recognized net actuarial gain          --   (0.2)  (0.3)
                                     ----   ----   ----
Net periodic benefit cost            $0.3   $0.2   $0.3
                                     ----   ----   ----

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                1-PERCENTAGE     1- PERCENTAGE
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

Our estimate of our future postretirement health benefit payments, net of participant contributions and estimated medical drug subsidies of approximately $2.4 million for 2006 through 2013, is as follows (in millions):

2004          $1.4
2005           1.2
2006           1.1
2007           1.1
2008           1.1
2009 - 2013    5.9

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

28.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes and interest from continuing operations for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 were as follows (in millions):

               2003    2002    2001
               ----   -----   -----
Income taxes  $ 5.1   $24.7   $30.4
Interest      $16.8   $ 8.9   $ 3.8

29.  VENDOR CONCENTRATION

In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in our business. In fiscal 2003, approximately 92% of Meldisco's products were manufactured in China.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.  SUMMARY OF QUARTERLY RESULTS - UNAUDITED

(in millions, except per share data)   1ST QTR   2ND QTR   3RD QTR(2)   4TH QTR(3)
------------------------------------   -------   -------   ----------   ----------
NET SALES(1)
   2003                                $240.9    $262.4      $239.6       $272.7
   2002                                $315.6    $367.6      $321.6       $341.2
                                       ------    ------      ------       ------
GROSS PROFIT(1)
   2003                                $ 66.9    $ 89.7      $ 71.5       $ 95.7
   2002                                $ 85.4    $124.9      $ 96.9       $121.4
                                       ------    ------      ------       ------
(LOSS) INCOME FROM CONTINUING
   OPERATIONS(1)
   2003(2)(6)(8)                       $ (6.4)   $ 13.7      $  2.5       $(24.3)
   2002 (Restated)(3)(4)(5)(7)         $(20.8)   $  5.1      $(49.7)      $ (7.3)
                                       ------    ------      ------       ------
(LOSS) INCOME FROM DISCONTINUED
   OPERATIONS(1)
   2003(9)                             $ (4.5)   $ (4.0)     $ (1.7)      $(29.7)
   2002 (Restated)                     $ (2.4)   $ (5.3)     $ (3.9)      $(19.2)
                                       ------    ------      ------       ------
NET (LOSS) INCOME
   2003                                $(10.9)   $  9.7      $  0.8       $(54.0)
   2002                                $(23.2)   $ (0.2)     $(53.6)      $(26.5)

(LOSS) EARNINGS PER SHARE(10)
-----------------------------
2003 Basic
   Continuing operations        $(0.31)   $ 0.66    $ 0.12    $(1.18)
   Discontinued operations       (0.22)    (0.19)    (0.09)    (1.44)
                                ------    ------    ------    ------
   Net (loss) income            $(0.53)   $ 0.47    $ 0.03    $(2.62)
2003 Diluted
   Continuing operations        $(0.31)   $ 0.66    $ 0.12    $(1.18)
   Discontinued operations       (0.22)    (0.19)    (0.09)    (1.44)
                                ------    ------    ------    ------
   Net (loss) income            $(0.53)   $ 0.47    $ 0.03    $(2.62)
2002 Basic (Restated)
   Continuing operations        $(1.02)   $ 0.25    $(2.43)   $(0.35)
   Discontinued operations       (0.12)    (0.26)    (0.19)    (0.94)
                                ------    ------    ------    ------
   Net loss                     $(1.14)   $(0.01)   $(2.62)   $(1.29)
2002 Diluted (Restated)
   Continuing operations        $(1.02)   $ 0.25    $(2.43)   $(0.35)
   Discontinued operations       (0.12)    (0.26)    (0.19)    (0.94)
                                ------    ------    ------    ------
   Net (loss) income            $(1.14)   $(0.01)   $(2.62)   $(1.29)

(1) The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, has been accounted for as discontinued operations.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(8) During the fourth quarter of 2003, we recorded charges totaling $14.5 million related to the write-off of deferred financing costs, returns and allowances, fixed assets and taxes other than income taxes

(9) During the fourth quarter of 2003, we recorded charges in discontinued operations totaling $10.5 million related to the write-off of Just For Feet intangible assets and the write-down of inventory.

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

        Signature                          Title                      Date
        ---------                          -----                      ----


/s/ DALE W. HILPERT         Chairman of the Board and
-------------------------   Chief Executive Officer
Dale W. Hilpert             (Principal Executive Officer)        September 26, 2005


/s/ NEELE E. STEARNS, JR.
-------------------------
Neele E. Stearns, Jr.       Interim Vice Chairman and Director   September 26, 2005


/s/ JEFFREY A. SHEPARD
-------------------------   Executive Vice President
Jeffrey A. Shepard          and Director                         September 26, 2005


/s/ RICHARD L. ROBBINS      Senior Vice President Financial
-------------------------   Reporting and Control
Richard L. Robbins          (Principal Financial Officer and
                            Principal Accounting Officer)        September 26, 2005


/s/ ROBERT A. DAVIES, III
-------------------------
Robert A. Davies, III       Director                             September 26, 2005


/s/ GEORGE S. DAY
-------------------------
George S. Day               Director                             September 25, 2005


/s/ STANLEY P. GOLDSTEIN
-------------------------
Stanley P. Goldstein        Director                             September 26, 2005


/s/ BETTYE MARTIN MUSHAM
-------------------------
Bettye Martin Musham        Director                             September 26, 2005


/s/ KENNETH S. OLSHAN
-------------------------
Kenneth S. Olshan           Director                             September 26, 2005



                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
          Valuation and Qualifying Accounts for the Fiscal Years ended
            January 3, 2004, December 28, 2002 and December 29, 2001
                                  (in millions)

                                                                     Schedule II

                                                        Additions
                                        Balance at      Charged to
                                         Beginning      Costs and                           Balance at
Description                           of Fiscal Year   Expenses(3)   Deductions(2)(3)   End of Fiscal Year
-----------                           --------------   -----------   ----------------   ------------------
Fiscal Year Ended January 3, 2004
   Allowance for Doubtful Accounts         $2.3          $0.2              ($2.2)              $0.3
   Aged Inventory Reserve                  $0.5          $0.5                 --               $1.0
   Allowance for Sales Returns             $0.4          $1.4                 --               $1.8

Fiscal Year Ended December 28, 2002
   Allowance for Doubtful Accounts         $1.9          $9.7(1)          $ (9.3)              $2.3
   Aged Inventory Reserve                  $0.9            --              ($0.4)              $0.5
   Allowance for Sales Returns             $0.5            --              ($0.1)              $0.4

Fiscal Year Ended December 29, 2001
   Allowance for Doubtful Accounts         $1.9          $0.1              ($0.1)              $1.9
   Aged Inventory Reserve                  $0.6          $0.3                 --               $0.9
   Allowance for Sales Returns             $0.5            --                 --               $0.5

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

                                  EXHIBIT INDEX

 Exhibit
 Number                                 DESCRIPTION
--------                                -----------
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

 10.5(a) Amended and restated Employment Agreement for Dale W. Hilpert as amended by Court order dated May 27, 2004 (incorporated by reference to Exhibit 10.5(a) of Footstar, Inc.'s 2003 Annual Report on Form
           10-K filed on April 8, 2005).*

 10.5(b) Employment Agreement with Neele E. Stearns, Jr. (incorporated by reference to Exhibit 99.2 to Footstar, Inc.'s 8-K filed on February
           18, 2004).*

 10.5(c) Employment Agreement with Stephen R. Wilson (incorporated by reference to Exhibit 10.5(d) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).*

 10.5(d)   Settlement Agreement with J.M. Robinson (incorporated by reference to
           Exhibit 99.2 to Footstar, Inc.'s Form 8-K filed on July 7, 2004).*

 10.5(e) Agreement and General Release with R. Shawn Neville (incorporated by reference to Exhibit 10.5(k) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).

 10.5(f) Agreement and General Release with Mark G. Morrison (incorporated by reference to Exhibit 10.1 to Footstar Inc.'s Form 8-K filed on
           February 22, 2005).

 10.5(g) Agreement and General Release with James DeVeau (incorporated by reference to Exhibit 10.5(g) of Footstar, Inc.'s 2003 Annual Report on Form 10-K filed on April 8, 2005).

 10.5(h)   Confidentiality and Non-Competition Agreement with Jeff Shepard
           (incorporated by reference to Exhibit 10.5(h) of Footstar, Inc.'s
           2003 Annual Report on Form 10-K filed on April 8, 2005).*

 10.5(i)   Confidentiality and Non-Competition Agreement with Maureen Richards
           (incorporated by reference to Exhibit 10.5(i) of Footstar, Inc.'s
           2003 Annual Report on Form 10-K filed on April 8, 2005).*

 10.5(j)   Confidentiality and Non-Competition Agreement with Richard Robbins
           (incorporated by reference to Exhibit 10.5(j) of Footstar, Inc.'s
           2003 Annual Report on Form 10-K filed on April 8, 2005).*

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

10.13(a)   Debtor-In-Possession Credit Agreement dated as of March 4, 2004 among
           Footstar, Inc., as Lead Borrower for Footstar, Inc. and Footstar
           Corporation; the Lenders party thereto, Fleet National Bank, as
           Administrative Agent and Swingline Lender; Fleet Retail Group, Inc.
           as collateral Agent; General Electric Capital Corporation and
           Congress Financial Corporation, as Syndication Agents; Back Bay
           Capital Funding LLC, as Term Agent; and JP Morgan Chase Bank and
           Wells Fargo Foothill, LLC, as Documentation Agents (incorporated by reference to Exhibit 10.13(a) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).*

10.13(b) Amended and Restated Debtor-In-Possession Credit Agreement dated as of May 11, 2004 among Footstar, Inc., as Lead Borrower for Footstar,
           Inc. and Footstar Corporation; the Lenders party thereto; Fleet
           National Bank, as Administrative Agent and Swingline Lender; Fleet
           Retail Group, Inc., as Collateral Agent; General Electric Capital
           Corporation as Syndication Agent; and Wells Fargo Foothill, LLC as
           Documentation Agent (incorporated by reference to Exhibit 10.13(b) of
           Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September
           3, 2004).

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

10.13(d)   Waiver, dated as of January 24, 2005, to Amended and Restated
           Debtor-in-Possession and Exit Credit Agreement (incorporated by reference to Exhibit 10.13(d) of Footstar, Inc.'s 2003 Annual Report on Form 10-K filed on April 8, 2005).

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

 10.18     Agreement of Sale and Purchase dated as of August 16, 2004 between
           Footstar Corporation, as Seller and ADS Logistics Services - Gaffney
           LLC, as Buyer (incorporated by reference to Exhibit 10.18 of Footstar, Inc.'s 2003 Annual Report on Form 10-K filed on April 8,
           2005).

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