Form 10-K
period 2005-01-01
FOOTSTAR INC
filed 2005-09-29
CIK 1011308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2005, was approximately $125.8 million.

Number of shares outstanding of common stock, par value $.01 per share, as of July 30, 2005: 20,349,976.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I....................................................................     4
Introductory Note.........................................................     4
Item 1. Business..........................................................    12
General...................................................................    12
The Meldisco Segment......................................................    12
Merchandising.............................................................    13
Marketing.................................................................    13
Competitive Environment...................................................    14
Risk Factors..............................................................    14
Trademarks and Service Marks..............................................    20
Employees.................................................................    20
Available Information.....................................................    20
Item 2. Properties........................................................    21
Item 3. Legal Proceedings.................................................    22
Item 4. Submission of Matters to a Vote of Security Holders...............    24
PART II...................................................................    25
Item 5. Market Prices for the Registrant's Common Equity and Related
        Stockholder Matters...............................................    25
Item 6. Selected Financial Data...........................................    26
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................    28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......    54
Item 8. Financial Statements and Supplementary Data.......................    55
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................    56
Item 9A. Controls and Procedures..........................................    56
Item 9B. Other Information................................................    61
PART III..................................................................    62
Item 10. Directors and Executive Officers of the Registrant...............    62
Item 11. Executive Compensation...........................................    66
Item 12. Security Ownership of Certain Beneficial Owners and Management...    78
Item 13. Certain Relationships and Related Transactions...................    81
Item 14. Principal Accountant Fees and Services...........................    82
PART IV...................................................................    83
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K..    83

Footstar, the Footstar logo, Just For Feet, Thom McAn, Cobbie Cuddlers, Texas Steer and Cara Mia are, or were as of January 1, 2005, trademarks and/or service marks of Footstar, Inc.'s subsidiaries or affiliates. All other trademarks mentioned are the property of their respective owners.

                                     PART I

INTRODUCTORY NOTE

Footstar, Inc., which may be referred to as "Footstar", the "Company", "we", "us" or "our", is today filing this Annual Report on Form 10-K for its fiscal year ended January 1, 2005. We have not filed our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 3, 2004, July 3, 2004 and October 2, 2004. In lieu of filing such Quarterly Reports, this Form 10-K includes summarized quarterly financial data and other material information that would have been available in our 2004 Quarterly Reports on Form 10-Q. These reports were delayed as a result of our internal investigation, the restatement of our consolidated financial statements and our operation under protection of the bankruptcy laws, each described below. We also intend to file our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 2, 2005 and July 2, 2005 as soon as practicable following the filing of this fiscal 2004 Annual Report on Form 10-K. In this Annual Report, words such as "today," "recently," "current" or "currently," or phrases such as "as of the date hereof" or "as of the date of this report," refer to on or about the date we are filing this report with the Securities and Exchange Commission (the "SEC").

On November 13, 2002, we announced that management had discovered discrepancies in the reporting of our accounts payable balances. An investigation of the discrepancies was conducted under the oversight of the Audit Committee of the Board of Directors and the assistance of outside legal advisors and forensic accountants.

The investigation determined that a restatement of previously issued financial statements over a five-and-one-half year period from the beginning of fiscal year 1997 through June, 2002 was required. This restatement was included in our fiscal year 2002 Annual Report on Form 10-K that was filed on September 3, 2004.

We have implemented an Internal Process and Control Plan designed to remediate the material weaknesses identified in internal control over financial reporting. We do not plan on emerging from Chapter 11 protection until we are in compliance with SEC reporting requirements and the requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley".) See Item 9A - Controls and Procedures

Prior to the Company's November 13, 2002 announcement, we notified the staff of the SEC of the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding including an investigation into the facts and circumstances giving rise to the restatement. The Company has been and intends to continue cooperating fully with the SEC. We cannot predict the outcome of this proceeding. For a further description of this and other restatement-related litigation, see "Restatement Related Litigation" under Item 3 - Legal Proceedings.

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

Commencing March 2, 2004 ("Petition Date"), Footstar and substantially all of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases are being jointly administered under the caption "In re: Footstar, Inc., et al. Case No. 04-22350
(ASH)" (the "Chapter 11 Cases"). The Debtors are currently operating their businesses and managing their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court.

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

Meldisco has operated licensed footwear departments in discount chains since 1961, and is the only major operator of licensed footwear departments in the United States today. As of July 30, 2005, Meldisco operated licensed footwear departments in all 1,454 Kmart Corporation ("Kmart") stores and in 859 Rite Aid Corporation ("Rite Aid") stores located on the West Coast. Meldisco also supplies certain retail stores, including stores operated by Wal-Mart Stores, Inc. ("Wal-Mart") and Rite Aid, with family footwear on a wholesale basis.

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

We sought bankruptcy protection after we determined we could not obtain necessary liquidity from our lending syndicate or additional debt or equity financing. This decline in liquidity primarily resulted from unprofitable results in the Athletic Segment, a reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of Kmart's own bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and capital market volatility.

Since the Petition Date, we have exited the Athletic Segment entirely by closing certain underperforming stores and selling the remainder of the stores and the other assets. Our financial statements present the Athletic Segment as a discontinued operation for all periods presented.

In the initial stages of the Chapter 11 cases, we sought to streamline our Meldisco business by selling or exiting selected stores. As a result, we sold or liquidated all of our Shoe Zone stores ("Shoe Zone").We also exited the footwear departments in 44 Gordmans, Inc. ("Gordmans") stores and the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. ("Federated"). Our financial statements reflect those businesses as a discontinued operation for all periods presented.

We have sold other assets, including our distribution centers in Mira Loma, California ("Mira Loma") in July 2004 and Gaffney, South Carolina ("Gaffney") in September 2004. The purchaser of Mira Loma, Thrifty Oil Co. ("Thrifty") has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which will provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement we are obligated to pay to FMI a minimum of $15.1 million in both 2005 and 2006.

The business relationship between Meldisco and Kmart is extremely important to us. The licensed footwear departments in Kmart have historically provided a significant portion of our total sales and profits, and comprise substantially all of our sales and profits now that we have exited all of our Athletic Segment businesses and most of our other Meldisco businesses.

Our arrangement with Kmart was governed by the Master Agreement with Kmart effective July 1, 1995, as amended ("Master Agreement"). The Master Agreement provided us with the non-transferable, exclusive right and license to operate a footwear department in every Kmart store. The initial term of the Master Agreement would have expired on July 1, 2012, and was renewable for a 15 year term upon mutual agreement, unless either party gave notice of termination at least four years prior to the end of the applicable term.

On August 12, 2004, we filed a motion to assume the Master Agreement (the "Assumption Motion"). On September 30, 2004, Kmart filed an objection to this motion (the "Assumption Objection") and cross-moved to lift the automatic stay to enable Kmart to terminate the Master Agreement (the "Cross Motion").

In the Assumption Objection, Kmart argued that the Master Agreement was non-assumable under section 365(c)(1) of the Bankruptcy Code because applicable law rendered the Master Agreement non-assignable. In addition, Kmart argued that the Master Agreement was non-assumable pursuant to section 365(b)(2)(D) of the Bankruptcy Code because we had defaulted under the Master Agreement and such defaults were incurable. Finally, Kmart disputed the amount of cure we would owe Kmart should we be authorized to assume the Master Agreement. In the Cross-Motion, Kmart argued that, because the Master Agreement is non-assumable, Kmart should be entitled to exercise a termination provision pursuant to section 365(e)(2) of the Bankruptcy Code.

We contested the factual assertions and legal arguments contained in the Assumption Objection and Cross-Motion. On December 17, 2004, a hearing was held to determine whether, as a matter of law, we could assume the Master Agreement. On February 16, 2005, the Court issued its decision on the Motion to Assume Executory Contracts (the "Assumption Decision"). In the Assumption Decision, the Court overruled the Assumption Objection and held that section 365(c)(1) does not prevent assumption of the Master Agreement by us because we did not intend to assign the Master Agreement.

Kmart moved for re-argument of the Assumption Decision and the Court held a hearing on the argument on March 31, 2005. At this hearing the Court affirmed the Assumption Decision. An additional hearing with respect to Kmart's Cross Motion was held and, on May 10, 2005, the Court denied the Cross Motion. The Court did not resolve the issue of whether the Master Agreement was assignable under applicable nonbankruptcy law and reserved its decision on the issue of section 365(b)(2)(D) until the completion of discovery. Nonetheless, there continued to be no guarantee that the Court would authorize us to assume the Master Agreement or Kmart to terminate the Master Agreement under section 365(b)(2)(D) of the Bankruptcy Code.

Additionally, we could not be sure what cure amounts the Court would find would be owing to Kmart if the Court authorized us to assume the Master Agreement.

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears, Roebuck and Co. ("Sears") but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Thereafter, in November 2004, Kmart announced plans to acquire Sears (the "Sears Acquisition"), which acquisition closed on March 24, 2005. Following the announcement of the Sears Acquisition, we received inconsistent information from Kmart regarding its plan to convert certain of its stores to a different retail format. Initially, Kmart advised us of its intent to convert approximately 25 of the 54 stores to Sears Essential stores, and that Kmart expected us to discontinue operating the footwear departments in those stores. Kmart then informed us that only 11 of these 25 stores were slated for a format conversion. After receiving this inconsistent information, we filed a motion with the Court on January 28, seeking to compel Kmart to produce certain documents relating to the proposed Sears Acquisition and Kmart's business plans relating to the operation of footwear departments in its stores.

When Kmart announced its plan to begin the reconfiguration of some of the stores slated for conversion to a new Sears format (the "Converting Stores"), we believed that the Master Agreement continued to grant us the exclusive right to operate footwear departments in the Converting Stores, whether or not Kmart converted or operated certain of those stores under a different name, such as the Sears Essentials name. Accordingly, after receiving notice of the reconfigurations from Kmart, we filed a motion (the "Enforcement Motion") requesting that the Court determine Kmart to be in contempt for violation of the automatic stay and assess damages. Kmart replied to the Enforcement Motion by arguing that the automatic stay did not prevent Kmart from converting stores to a different format because our rights under the Master Agreement to sell footwear in the Converting Stores expire upon conversion.

On February 24, 2005, the Court held a hearing with respect to the Enforcement Motion and ruled that the automatic stay barred Kmart from taking any actions to remove us from the Converting Stores absent relief from the automatic stay. Accordingly, on March 4, 2005, Kmart filed a motion seeking relief from the automatic stay. On April 6, 2005, the Court heard legal arguments concerning our claim that we had the right to continue to operate in the Converting Stores. On May 10, 2005, the Court granted Kmart relief from the automatic stay to effect conversions in the Converting Stores. We filed a motion asking that the Court reconsider its ruling on this issue (the "Reconsideration Motion"). On June 6, 2005, the Court heard legal arguments on the Reconsideration Motion and, on June 24, 2005, the Court denied the Reconsideration Motion.

On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption, interpretation and amendment of the Master Agreement. On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which takes effect beginning January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Master Agreement as amended by the Kmart Settlement (the "Amended Master Agreement"). The significant provisions of the Kmart Settlement are as follows:

     -    Elimination of all outstanding litigation between Kmart and us.

     - Expiration of the Amended Master Agreement at the end of 2008 and the requirement that Kmart will purchase our Shoemart inventory (but not our brands) at book value, which will allow for an orderly wind down of the business without the need for a complex liquidation and the attendant costs.

          Kmart has agreed to purchase all of the inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) that is in our remaining stores on December 31, 2008, or that is on order on that date pursuant to Kmart's written request, for an amount equal to the book value of the inventory, as defined. We will vacate those stores and the Amended Master Agreement will expire.

     -    Our cure obligation to Kmart is fixed at $45.0 million.

          The cure amount is inclusive of all claims of Kmart, including, without limitation, retained earnings, and retained deficit of all stores that were no longer in operation as of January 1, 2005 and any dividend/excess fees. This entire amount was paid to Kmart on August 26, 2005.

     - Elimination of all annual fees/payments previously paid Kmart in favor of annual payments to Kmart equal to 14.625% of gross sales plus a miscellaneous expense fee of $23,500 per store per year; elimination of Kmart's equity interests in the Shoemart Corporations.

          Kmart's equity interests in the Shoemart Corporations have been extinguished effective as of January 2, 2005 and accordingly Kmart will no longer share in the profits or losses of these entities for fiscal 2005 or subsequent years. Beginning on January 2, 2005, we were required to begin paying Kmart 14.625% of the gross sales of the footwear departments. Effective August 25, 2005, we are also required to pay Kmart a miscellaneous expense fee of $23,500 per store per year. These are the only material fees which we will be required to pay Kmart pursuant to the Kmart Settlement.

          Kmart will have a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store closes or converts to another retail format in accordance with the 550 store limitation described below. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

     - Kmart will be prohibited from reducing the number of stores in which we operate below specified levels, unless it pays us the stipulated loss value for the loss of each incremental store.

          Kmart will be permitted to terminate our rights to operate footwear departments in up to 550 existing Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting these stores. The number of such terminations per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. For each store that is closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, for all closings and conversions above the annual cap or the 550 aggregate limit, Kmart must pay us a nonrefundable stipulated loss value per store equal to $100,000 for closings and conversions occurring in 2005, $60,000 for closings and conversions occurring in 2006, $40,000 for closings and conversions occurring in 2007 and $20,000 for closings and conversions occurring in 2008. A termination of the entire Amended Master Agreement in accordance with its terms does not trigger a stipulated loss value payment.

     -    Reduction of staffing obligations as sales decline.

          We must spend at least 10% of gross sales in the footwear departments on staffing for the stores; and we must schedule staffing in each store at a minimum of 40 hours per week.

     - Elimination of the performance standards in favor of a minimum sales test.

          The Company and Kmart will each have the right to terminate the Amended Master Agreement if the gross sales of the footwear departments are less than $550.0 million in any year, less $0.4 million for each store that is closed or converted after August 25, 2005. We will also have a separate, unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive fiscal quarters is less than $450.0 million. Upon termination under either circumstance, Kmart must purchase all of the inventory at the stores, (including inventory that is on order but excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

     - Kmart is required to allocate 52 weekend newspaper advertising insert pages per year to our products.

Effective March 4, 2004, we entered into a two year, $300.0 million senior secured Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Fleet National Bank ("Fleet") and GECC Capital Markets Group, Inc. The DIP Credit Agreement was subsequently amended (the "DIP and Exit Facility"), which, among other things, reduced the amount of commitments to $100.0 million, including a sub-limit for letters of credit with availability determined by a borrowing base formula based upon inventory and accounts receivable.

Pursuant to the DIP and Exit Facility, upon emergence from Chapter 11, we had the option, subject to satisfaction of certain conditions, to convert the DIP and Exit Facility to post-emergence financing which would have provided us with up to $160.0 million in revolving commitments, including a $75.0 million sub-limit for letters of credit. Borrowings under the DIP and Exit Facility bore interest at either Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at our option, with the applicable margin based on excess availability levels. A quarterly fee of 0.3% per annum was payable on the unutilized balance.

Effective July 1, 2005, we entered into an amendment to the DIP and Exit Facility (the "Amended DIP and Exit Facility"). The Amended DIP and Exit Facility, among other things, reflects a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of (a)(i) March 4, 2006 or (ii)15 days following confirmation of the Plan to the earlier of (b)(i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility is the earlier of (c)(i) 36 months after our emergence from Chapter 11 or (ii) March 4, 2009. Borrowings under the Amended DIP and Exit Facility bear interest at the same rates as under the DIP and Exit Facility. As of July 30, 2005, there were no loans outstanding under the Amended DIP and Exit Facility and outstanding letters of credit thereunder totaled $16.7 million. For further information on the Amended DIP and Exit Facility, see "Liquidity and Capital Resources; The Amended DIP and Exit Facility" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following is an overview of the pre-petition claims filed against us (for which our estimated liability is approximately $154.0 million) as of July 5, 2005:

                         STATUS                            CLAIMS (#)    CLAIMS ($)
                         ------                            ----------   ------------
Total claims received from Creditors                          6,658      657,926,899
Claims officially withdrawn by Creditors (through Court)       (193)      (1,981,184)
Claims objected to which were subsequently expunged by
   the Court                                                 (1,693)    (377,902,173)
Other Claims formally objected to                              (450)    (136,694,219)
Claims agreed to "As Submitted"                                (772)     (12,738,995)
Claims reviewed, not yet objected to                           (331)     (28,597,828)
                                                             ------     ------------
Claims still to be reconciled(1)                              3,219      100,012,500
                                                             ======     ============

(1)  The remaining 3,219 claims consist of:

Expenses payable                     57     1,478,967
Landlord lease rejection claims     221    55,292,621
Claims involving litigation           8       553,481
Payroll tax                         174       908,001
Income/sales/all other tax        2,668    30,807,850
Miscellaneous (2)                    91    10,971,580
                                  -----   -----------
                                  3,219   100,012,500
                                  =====   ===========

(2)  Includes $10.0 million claim for mortgage on MacArthur building.

Under the Bankruptcy Code, we have the ability to reject executory contracts, including leases, subject to the approval of the Court and certain other conditions. Parties affected by the rejection of a contract may file claims against us in the Court in accordance with the Bankruptcy Code. We have rejected a number of executory contracts and unexpired leases, and the claims made against us with respect to those rejected contracts and unexpired leases on or prior to July 5, 2005 are included in the tables above. We expect that as a result of our rejection of additional executory contracts and unexpired leases, including leases of nonresidential real property, additional claims will be filed. Under the Bankruptcy Code, we may choose to assume executory contracts and unexpired leases subject to the approval of the Court and certain other conditions, including our payment or "cure" of all outstanding liabilities thereunder. Due to the uncertain nature of many of the claims which have been or may be asserted against us, we are unable to project the total magnitude of all such claims with certainty. We have incurred, and will continue to incur, significant costs associated with the Chapter 11 Cases. In order to exit Chapter 11 successfully, we will need to obtain Court confirmation of a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code.

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. Following the Kmart Settlement, we anticipate filing an amended plan with the Court (the "Amended Plan"). The Amended Plan is expected to provide for an orderly reorganization of the Company and certain cash distributions and be subject to a vote by eligible ballot holders. The Amended Plan is also expected to provide for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan is also expected to provide that we will not emerge from bankruptcy until we file with the SEC those periodic reports required by the SEC. Although we expect that creditors in the bankruptcy will be paid in full, the timing of such payments is currently subject to negotiation and is expected to be specified in the Amended Plan.

ITEM 1. BUSINESS

GENERAL

We are a holding company and operate our businesses through our subsidiaries. We are principally a retailer conducting business through our Meldisco Segment and, prior to our sale of certain stores to Foot Locker on May 2, 2004 and the closing of underperforming stores, our Athletic Segment. Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Athletic sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), and via catalogs and the Internet.

See "Introductory Note" for a description of certain important events which have occurred including our restatement, our Chapter 11 filing, the exit from the footwear departments of Federated and Gordmans stores and the closing and sale of the Shoe Zone stores within the Meldisco Segment and the closing of certain stores, the sale of all remaining stores within the Athletic Segment and the Kmart Settlement.

MELDISCO

Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Meldisco has operated licensed footwear departments since 1961 and is the only major operator of licensed footwear departments in the United States today.

As of January 1, 2005, Meldisco operated licensed footwear departments in 1,482 Kmart stores and in 856 Rite Aid drugstores. As of July 30, 2005, Meldisco operated licensed footwear departments in 1,454 Kmart stores and in 859 Rite Aid drugstores located on the West Coast. In October 2002, Meldisco began selling family footwear on a wholesale basis to Wal-Mart.

In April 2003, the licensed footwear agreement between the Company and Rite Aid covering approximately 2,500 Rite Aid drugstores located in the eastern half of the United States changed to a wholesale arrangement.

Meldisco's core licensed footwear operation sells family footwear and lower-priced basic and seasonal footwear in Kmart and Rite Aid stores.

In its licensed footwear departments, Meldisco generally sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers.

In October 2002, we began supplying Thom McAn family footwear on a wholesale basis to 300 Wal-Mart stores. In February 2003, we expanded our arrangement with Wal-Mart to supply Thom McAn family footwear on a wholesale basis to up to 1,500 Wal-Mart stores in the United States. As of July 30, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. In 2004, we sold approximately $28.6 million of Thom McAn products to Wal-Mart stores. Wal-Mart has advised us that, beginning in January 2006, it will no longer be purchasing Thom McAn product for any of its stores in the United States.

Wal-Mart has advised us that it will continue to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and will continue to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands.

Merchandising

Meldisco's merchandising strategy is to continue to build upon its position in family footwear. The essence of this strategy is to satisfy Meldisco's customers with high in-stock availability of its footwear products and a wide selection of well-known national brands such as Thom McAn and Cobbie Cuddlers (which are Company-owned) and Everlast.

In its licensed footwear operations, Meldisco seeks to attract non-footwear shoppers into the footwear departments from other areas of the stores. Its branded products are also intended to differentiate Meldisco merchandise from that of its competitors. Brands currently available at Meldisco's operations include Thom McAn, Cobbie Cuddlers and Texas Steer (which are Company-owned) and Route 66, Thalia and Joe Boxer. Meldisco conducts consumer research on an ongoing basis to gauge new opportunities for brand extensions and to determine price and positioning of new brands. Our strategy is to leverage our expertise in branded products to expand our sales in existing licensed departments as well as in our wholesale operations.

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

We are also exploring ways to leverage some of our core competencies, among which is our direct sourcing. There may be opportunities for us to use direct sourcing capabilities to provide sourcing for certain branded lines. We are investigating new channels of distribution for our proprietary brands, possibly internationally. Also, we have demonstrated proficiency in assortment planning and inventory management and are currently investigating how these competencies might be leveraged in the future.

Marketing

We offer a wide range of quality, value-priced footwear. Key strengths include style development, quality control and competitive pricing. Coupled with planning and inventory management, these strengths provide us the opportunity to explore additional wholesale initiatives as well as being a producer of sourcing and retail management in the international arena.

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

Meldisco's marketing strategy in its Kmart footwear departments is designed to convey to prospective customers that Kmart carries the right value combination of brands, product selection, quality, comfort and price to make Kmart footwear departments their footwear destination of choice. This message is communicated primarily through weekly advertising in newspaper inserts and in-store presentations. Kmart's weekly newspaper inserts had a weekly circulation of approximately 43 million as of July 30, 2005.

Competitive Environment

The family footwear business, where the majority of Meldisco's business is generated, is highly competitive.

Competition is concentrated among a limited number of retailers and discount department stores, including Kmart, Wal-Mart, Payless ShoeSource, Kohl's, Target and Sears, with a number of traditional off-price and value retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. The events that caused us to seek bankruptcy and the terms of the Kmart Settlement put us at a distinct disadvantage with respect to our competitors, many of which are growing rapidly and have substantial financial and marketing resources which are unavailable to us.

RISK FACTORS

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company or its management. See "Forward-Looking Statements" in Item 7 for additional risk factors.

MELDISCO IS OUR ONLY CONTINUING BUSINESS AND SUBSTANTIALLY ALL OF OUR CONTINUING NET SALES AND PROFITS RESULT FROM MELDISCO'S BUSINESS IN KMART STORES. THE KMART SETTLEMENT WILL RESULT IN THE ORDERLY LIQUIDATION OF OUR KMART BUSINESS NO LATER THAN THE END OF DECEMBER 2008. IF WE FAIL TO DEVELOP VIABLE BUSINESS ALTERNATIVES TO OFFSET THIS BUSINESS WE WILL ALMOST CERTAINLY BE FORCED TO LIQUIDATE OUR BUSINESS WHEN THE KMART RELATIONSHIP ENDS.

IF WE ARE UNABLE TO SUCCESSFULLY REORGANIZE OUR CAPITAL STRUCTURE AND OPERATIONS AND IMPLEMENT OUR BUSINESS PLAN THROUGH THE CHAPTER 11 PROCESS, WE MAY NEVER EMERGE FROM BANKRUPTCY AND MAY BE REQUIRED TO LIQUIDATE OUR ASSETS.

Commencing March 2, 2004, the Company and most of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

Risk factors involving the Chapter 11 filing include the following:

     - The Chapter 11 cases may adversely affect our business. We believe that any such adverse effects may worsen if confirmation of the Amended Plan is protracted.

     -    There can be no assurance that the Court will confirm our Amended
          Plan.

     - There can be no assurance regarding any adverse actions that creditors or equity holders of the Company or other parties in interest in the Chapter 11 Cases may take that may have the effect of preventing or unduly delaying confirmation of the Amended Plan.

     - There can be no assurance as to the overall long-term viability of our operational reorganization and Amended Plan.

     - There can be no assurance as to our ability to maintain sufficient financing sources to fund our Amended Plan and meet future obligations.

     - We may be unable to retain top management and other key personnel through confirmation of our Amended Plan and emergence from bankruptcy protection.

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

Continuing on a going concern basis is dependent upon, among other things, the success and Court approval of our Amended Plan, maintaining the support of key vendors, retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.

WE MAY BE UNABLE TO ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success is dependent upon our ability to attract and retain qualified and talented individuals. We have instituted several retention programs designed to retain key executives and employees and will seek to implement additional programs to retain key executives and employees through the end of the term of the Amended Master Agreement. However, if we are unable to attract or retain key executives and employees, including senior management, and qualified accounting and finance, marketing, and merchandising personnel, or put in place additional retention programs it could adversely affect our businesses. This risk is acute given the anticipated orderly liquidation of the Shoemart business at the end of 2008 as a result of the Kmart Settlement.

WE RELY ON KEY VENDORS AND THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE OUR PRODUCTS.

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. If the terms under which these vendors deal with us, including payment terms, change adversely, there could be a material adverse impact on our operations and financial condition. Also, if these foreign manufacturers are unable to secure sufficient supplies of raw materials or maintain adequate manufacturing capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these manufacturers increase, our cost of acquiring merchandise would increase. A portion of our footwear product is comprised of petrochemical products which have risen in price dramatically over the past year. It is very possible that these raw material price increases will be passed on to us. Furthermore, higher product prices could result from the recent decision by the Chinese government to revalue their currency. Although we pay for finished goods in U.S. dollars, it is possible that higher labor costs due primarily to the currency revaluation could be passed on to us through higher product costs.

Should we not be able to recover these cost increases with increased pricing to our customers, it could have a material adverse effect on our operations and financial condition.

We also depend on third parties to receive, transport and deliver our products. If these third parties are unable to perform for any reason, or if they increase the price of their services, including, as a result of increases in the cost of fuel, there could be a material adverse effect on our operations and financial performance.

WE ARE THE SUBJECT OF AN SEC ENFORCEMENT INVESTIGATION AND CANNOT YET DETERMINE WHETHER ANY FINES WILL BE IMPOSED ON US BY THE SEC AND IF SO, WHETHER WE WILL HAVE ADEQUATE FUNDS TO COVER THEM. WE MAY ALSO BE SUBJECT TO ADDITIONAL LITIGATION OR REGULATORY ACTION.

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding, including an investigation into the facts and circumstances giving rise to the restatement. We have been and intend to continue cooperating fully with the SEC. We cannot predict the outcome of this proceeding.

The investigation, the restatement overseen by the Audit Committee of the Board of Directors, and our operation under protection of the bankruptcy laws, led to a delay in the filing of this and other SEC reports. See "Introductory Note". Because of these delays, we were not in compliance with the listing standards of the NYSE and the NYSE delisted our common stock.

The Company and certain of its directors and officers were defendants in several purported class action lawsuits (consolidated into a single action) alleging violations of federal securities laws and breaches of fiduciary duties.

Footstar and the named plaintiffs mutually resolved the claims made in the several purported class action lawsuits, without any admission of liability, for the amount of $14.3 million, all of which was funded with insurance proceeds. See Item 3 - Legal Proceedings. On June 14, 2005, the court approved the settlement and dismissed the action with prejudice.

Litigation or other regulatory actions against us by the SEC could have a material adverse effect on our financial condition, results of operations or liquidity, and would also have adverse secondary effects, such as negative reactions from our stockholders, creditors or vendors.

For a further description of our restatement related litigation, see "Restatement Related Litigation" under Item 3 - Legal Proceedings.

WE HAVE HAD AND CONTINUE TO HAVE MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND CANNOT ASSURE YOU THAT ADDITIONAL MATERIAL WEAKNESSES WILL NOT BE IDENTIFIED IN THE FUTURE. OUR FAILURE TO EFFECTIVELY MAINTAIN INTERNAL CONTROL OVER FINANCIAL REPORTING CAN RESULT IN MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS WHICH COULD REQUIRE US TO RESTATE FINANCIAL STATEMENTS, CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION AND HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

We and our independent registered public accounting firm have determined that we have deficiencies in our internal control over financial reporting during fiscal 2004 that constitute "material weaknesses" as defined by the Public Company Accounting Oversight Board's Audit Standard No. 2. The material weaknesses in our internal control over financial reporting relate to the timeliness of our accounting close process and our filing of reports with the SEC, an operational deficiency in our controls with respect to our analysis of landed cost accounts and a design deficiency in our controls over in-transit inventory. See Item 9A - Controls and Procedures.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of Sarbanes-Oxley and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

DECLINES IN OUR SALES WILL HAVE A MAGNIFIED IMPACT ON PROFITABILITY BECAUSE OF OUR FIXED COSTS.

A significant portion of our operating expenses are fixed costs that are not dependent on our sales performance, as opposed to variable costs, which vary proportionately with sales performance. These fixed costs include the costs associated with operating as a public company, the expense of being in bankruptcy, and a substantial portion of our labor expenses. If our sales continue to decline, we will be unable to reduce our operating expenses proportionately. In accordance with the Kmart Settlement, if Shoemart sales fall below a certain threshold the Amended Master Agreement may be terminated early.

WE OPERATE IN THE HIGHLY COMPETITIVE FOOTWEAR RETAILING INDUSTRY.

The family footwear industry, where our business is now concentrated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Payless ShoeSource, Kmart, Wal-Mart, Kohl's, Sears and Target, with a number of traditional mid-tier retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. The events that caused us to seek bankruptcy protection and the terms of the Kmart Settlement put us at a distinct disadvantage with respect to our competitors, many of which are growing rapidly and have substantial financial and marketing resources which are unavailable to us. If we are unable to overcome this disadvantage and respond effectively to our competitors, we may be forced to liquidate our operations.

THERE ARE RISKS ASSOCIATED WITH OUR IMPORTATION OF PRODUCTS.

Approximately 96% of Meldisco's products are manufactured in China. Substantially all of this imported merchandise is subject to customs duties and tariffs imposed by the United States. Penalties may be imposed for violations of labor and wage standards by foreign contractors.

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

THE FOOTWEAR RETAILING INDUSTRY IS HEAVILY INFLUENCED BY GENERAL ECONOMIC
CYCLES.

Footwear retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear, apparel and related goods tend to be highly correlated with the cycles of the levels of disposable income of our customers. As a result, any substantial deterioration in general economic conditions, including sustained increases in gasoline prices, could have a material adverse effect on our operations and financial condition.

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

WE MUST PROVIDE CONSUMERS WITH SEASONALLY APPROPRIATE MERCHANDISE, MAKING OUR SALES HIGHLY DEPENDENT ON SEASONAL WEATHER CONDITIONS.

If the weather conditions for a particular period vary significantly from those typical for that period, such as an unusually cold spring or an unusually warm winter, consumer demand for seasonally appropriate merchandise that we have available in our footwear departments will be lower, and our net sales and margins will be adversely affected. Lower sales may leave us with excess inventory of our basic products and seasonally appropriate products, forcing us to sell both types of our products at significantly discounted prices and, thereby, adversely affecting our net sales and margins.

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

EMPLOYEES

As of July 30, 2005, we had 4,460 employees, of which 1,398 were full-time and 3,062 were part-time employees.

AVAILABLE INFORMATION

We make available free of charge through our web site, www.footstar.com, all materials that we file electronically with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. During the period covered by this Form 10-K, we made all such materials available through our web site as soon as reasonably practicable after filing such materials with the SEC. As discussed in the Introductory Note, 2004 quarterly reports will not be filed and 2005 SEC reports have not yet been filed.

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

ITEM 2. PROPERTIES

As of January 1, 2005, we operated licensed footwear departments in 2,340 stores. As of July 30, 2005, we operated licensed footwear departments in 2,313 stores. The licensed footwear departments are located in all 50 states, Guam, Puerto Rico and the U.S. Virgin Islands. Of the licensed departments operated as of January 1, 2005 and July 30, 2005, 1,482 and 1,454, respectively, were located in Kmart discount stores and 856 and 859, respectively, were in West Coast Rite Aid drugstores.

Kmart and other retail host stores provide us with store space to sell footwear in exchange for certain payments. The footwear departments we operate in Kmart stores range from 1,200 to 4,400 square feet.

Our corporate headquarters is located in 129,000 square feet of owned office space in Mahwah, New Jersey. We also lease approximately 20,000 square feet of space in Mahwah, New Jersey for use by our footwear testing lab and for storage. Our corporate tax department is located in 3,500 square feet of leased office space in Worcester, Massachusetts.

We no longer operated any Footaction or Just For Feet stores as of January 1, 2005.

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

ITEM 3. LEGAL PROCEEDINGS

As stated in the "Introductory Note" above, we commenced the Chapter 11 Cases by filing petitions for relief under Chapter 11 of the Bankruptcy Code. We have continued to manage our business as debtors-in-possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 cases is the imposition of the automatic stay, which, with limited exceptions, enjoins the commencement or continuation of all collection efforts by creditors, enforcement of liens against any assets of the Company and litigation against us arising prior to the Petition Date. However, the automatic stay is applicable only to litigation against us, and not against any of our officers and directors.

In addition to the matters described below, we are involved in other legal proceedings, lawsuits and other claims incidental to the conduct of our business and estimates of the probable costs for resolution of these claims are accrued to the extent that they can be reasonably estimated. These estimates are based on an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. These estimates also take into account that bar dates have been established in connection with our bankruptcy proceedings. These bar dates, all of which have passed, require that any claim relating to events that occurred prior to our bankruptcy filing be reported in a proof of claim filed with the Court in our bankruptcy case. However, legal proceedings are subject to significant uncertainties, the outcomes are difficult to predict, and assumptions and strategies may change. Consequently, except as specified below, we are unable to ascertain the ultimate financial impact of any legal proceedings.

RESTATEMENT RELATED LITIGATION

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a Formal Order empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of this proceeding.

The enforcement investigation includes determining whether the Company and certain of its present or former directors, officers and employees may have engaged in violations of the federal securities laws in connection with: the purchase or sale of the securities of the Company; required filings with the SEC; maintenance of our books, records and accounts; implementation and maintenance of internal accounting controls; making of false or misleading statements or omissions in connection with required audits or examinations of our consolidated financial statements or the preparation and filing of documents or reports we are required to file with the SEC. We have been and intend to continue cooperating fully with the SEC.

The Company and certain of its directors and officers were defendants in two derivative suits (consolidated into a single action as described below) and several purported class action lawsuits (also consolidated into a single action as described below) alleging violations of federal securities laws and breaches of fiduciary duties. Messrs. Stearns, Day, Davies and Olshan, members of the Company's Board of Directors, and J.M. Robinson, its former Chairman, President and Chief Executive Officer, Stephen Wilson, an officer of the Company, were named as defendants in two derivative complaints filed by individual shareowners on behalf of the Company, one in the United States District Court for the Southern District of New York and one in the Supreme Court of the State of New York, Rockland County. In New York, the Supreme Court is a trial level court. The complaints alleged that these directors and officers breached their fiduciary duties to us by failing to implement and maintain an adequate internal accounting control system, sought unspecified damages against the defendants and in favor of the Company, as well as costs and expenses associated with litigation. These complaints were consolidated in a single action in the United States District Court for the Southern District of New York captioned Barry Lee Bragger v J.M. Robinson, et al., Civil Action No. 02 Civ. 9163 (SCR). With Court approval, Footstar and the relevant parties mutually agreed to resolve the claims made in the derivative complaints without any admission of liability, for $9.2 million, all of which has been funded with insurance proceeds paid to us. An order has been issued by the court before which this litigation was pending dismissing the matter with prejudice.

The Company and certain of its directors and officers were defendants in several purported shareholder class action lawsuits for alleged violations of securities laws. These actions sought unspecified monetary damages and costs and expenses associated with the litigation. These initial complaints alleged that beginning mid-May 2000, the Company and its officers named above misrepresented our financial performance. The cases were consolidated into a single action in the United States District Court for the Southern District of New York, captioned, Stephen Rush v. Footstar, Inc., et al., 02 Civ. 9130 (SRC) (Consolidated). Footstar and the named plaintiffs mutually agreed to resolve the claims made in the several purported class action lawsuits, without any admission of liability, for the amount of $14.3 million, all of which was funded with insurance proceeds. On June 14, 2005, the court approved the settlement and dismissed the action with prejudice.

PROCEEDINGS INVOLVING KMART

In connection with the Kmart Settlement, all outstanding litigation between Kmart and us has been settled. For a further discussion of the Kmart Settlement, see "Introductory Note", "Risk Factors" under Item 1 - Business and "Kmart Settlement" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ADIDAS LITIGATION

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three stripe trademark. While it is too early in litigation to predict the outcome of the claims against us, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations.

OTHER LITIGATION MATTERS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during fiscal year 2004 as no annual meeting was held.

                                     PART II

ITEM 5. MARKET PRICES FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the NYSE under the trading symbol "FTS". On December 29, 2003, the NYSE suspended trading in our common stock and, at a later date, our common stock was delisted. See "Introductory Note". Since December 30, 2003, our common stock has been traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FTSTQ:PK". Prices shown reflect the intraday high and low sales prices for the common stock for each such quarter as reported in the consolidated transaction reporting system. Prices shown for periods during 2004 and 2005 reflect the intraday high and low bid prices for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. As of July 30, 2005, the closing price of our common stock was $6.35 and there were 2,387 shareholders of record. Information concerning the market prices of our common stock is set forth below:

                  HIGH     LOW
                 ------   -----
2003
First Quarter    $10.55   $5.76
Second Quarter   $13.90   $7.35
Third Quarter    $13.61   $6.50
Fourth Quarter   $ 7.54   $2.80
2004
First Quarter    $ 6.02   $0.95
Second Quarter   $ 6.95   $2.15
Third Quarter    $ 5.75   $2.00
Fourth Quarter   $ 5.05   $2.05
2005
First Quarter    $ 6.35   $3.50
Second Quarter   $ 5.70   $3.75

We have not paid dividends at any time since we became a public company. We are subject to certain conditions contained in our Amended DIP and Exit Facility with respect to paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)

                                                  2004      2003       2002       2001       2000
                                                 ------   --------   --------   --------   --------
                                                          (Note 3)   (Note 3)   (Note 3)
STATEMENT OF OPERATIONS DATA
Net sales                                        $800.2    $962.4    $1,321.3   $1,443.2   $1,310.1
Cost of sales                                     535.8     650.3       899.8      986.2      883.1
                                                 ------    ------    --------   --------   --------
GROSS PROFIT                                      264.4     312.1       421.5      457.0      427.0
Store operating, selling, general and
   administrative expenses                        236.1     250.7       308.8      322.2      272.3
Depreciation and amortization                      21.7      19.0        19.9       18.9       15.1
Restructuring, asset impairment and other
   charges, net                                      --       2.5        14.0        3.3         --
Loss on Kmart Settlement (1)                        6.3        --          --         --         --
Bad debt expense - Ames Department Stores            --        --         9.2         --         --
Other income                                       (9.2)     (5.4)         --         --         --
Interest expense                                   11.0      23.4         9.5        3.8        1.4
Interest income                                      --      (1.1)       (1.1)      (1.6)      (1.4)
Loss on investment                                   --        --          --         --        3.0
                                                 ------    ------    --------   --------   --------
(LOSS) INCOME BEFORE REORGANIZATION ITEMS,
   INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE      (1.5)     23.0        61.2      110.4      136.6
Reorganization items                              (37.1)       --          --         --         --
                                                 ------    ------    --------   --------   --------
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY
   INTERESTS, DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                      (38.6)     23.0        61.2      110.4      136.6
Benefit (provision) for income taxes (2)            2.9     (10.0)      (70.9)     (28.8)     (38.6)
                                                 ------    ------    --------   --------   --------
(LOSS) INCOME BEFORE MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                        (35.7)     13.0        (9.7)      81.6       98.0
Minority interests in net loss (income)            11.0     (17.3)      (37.1)     (44.8)     (51.4)
                                                 ------    ------    --------   --------   --------
(LOSS) INCOME FROM CONTINUING OPERATIONS          (24.7)     (4.3)      (46.8)      36.8       46.6
Loss from discontinued operations,
  net of tax (3)                                  (66.7)    (50.1)      (32.4)     (67.4)      (2.2)
Gain from disposal of Athletic Segment, net of
   tax                                             21.4        --          --         --         --
                                                 ------    ------    --------   --------   --------
(LOSS) INCOME FROM OPERATIONS BEFORE
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                      (70.0)    (54.4)      (79.2)     (30.6)      44.4
Cumulative effect of a change in accounting
   principle (4)                                     --        --       (24.3)        --         --
                                                 ------    ------    --------   --------   --------
NET (LOSS) INCOME                                $(70.0)   $(54.4)   $ (103.5)  $  (30.6)  $   44.4
                                                 ======    ======    ========   ========   ========

BASIC (LOSS) INCOME PER SHARE FROM CONTINUING
   OPERATIONS                                    $(1.20)   $(0.21)   $  (2.29)  $   1.82   $   2.34
                                                 ======    ======    ========   ========   ========

DILUTED (LOSS) INCOME PER SHARE FROM
   CONTINUING OPERATIONS                         $(1.20)   $(0.21)   $  (2.29)  $   1.78   $   2.29
                                                 ======    ======    ========   ========   ========

ITEM 6. SELECTED FINANCIAL DATA, CONT.
FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)

                                                  2004     2003     2002     2001     2000
                                                 ------   ------   ------   ------   ------
BALANCE SHEET DATA
Current assets:
   Cash and cash equivalents                     $189.6   $  1.1   $ 13.4   $ 12.5   $ 14.3
   Inventories                                     98.9    179.7    360.9    389.5    392.1
   Other                                           50.5     39.7     87.5    123.7     90.5
   Assets related to discontinued operations        6.2    284.5       --       --       --
                                                 ------   ------   ------   ------   ------
   Total current assets                           345.2    505.0    461.8    525.7    496.9
Property and equipment, net                        35.4    147.2    266.7    256.2    258.5
Other assets                                       13.5     12.5     46.8    116.9     58.4
                                                 ------   ------   ------   ------   ------
Total assets                                      394.1    664.7    775.3    898.8    813.8
                                                 ======   ======   ======   ======   ======
Notes payable                                        --    198.0    146.8    146.9     74.0
Amount due under Kmart Settlement (1)              45.0       --       --       --       --
Other current liabilities                          98.0    133.2    319.0    322.4    287.7
Liabilities related to discontinued operations      3.5    110.5       --       --       --
Liabilities subject to compromise                 152.3       --       --       --       --
                                                 ------   ------   ------   ------   ------
Total current liabilities                         298.8    441.7    465.8    469.3    361.7
Other long term liabilities                        38.5     58.9     72.8     81.5     71.5
Amount due under Kmart Settlement (1)               5.5       --       --       --       --
Minority interests in subsidiaries (1)               --     42.2     61.9     70.1     78.9
                                                 ------   ------   ------   ------   ------
Total liabilities                                 342.8    542.8    600.5    620.9    512.1
                                                 ------   ------   ------   ------   ------
Shareholders' equity                               51.3    121.9    174.8    277.9    301.7
                                                 ------   ------   ------   ------   ------
Total liabilities and shareholders equity        $394.1   $664.7   $775.3   $898.8   $813.8
                                                 ======   ======   ======   ======   ======

(1) Represents additional charge incurred on Kmart Settlement and the elimination of the minority interests as part of the cure payment.

(2) In connection with the preparation of our fiscal 2004, 2003 and 2002 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on projections of our future taxable earnings. Primarily due to our historical losses and projected results, for accounting purposes we cannot rely on anticipated long-term future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded in fiscal 2004 an additional non-cash valuation allowance of $21.4 million, and recorded in fiscal year 2003 an additional non-cash valuation allowance of $24.7 million and in fiscal 2002 recorded $70.2 million.

(3) Loss from discontinued operations includes the losses from the disposition of our Athletic Segment which was recorded in fiscal 2003 and the losses from the disposition of our Shoe Zone stores and the footwear departments of Gordmans and Federated, all part of our Meldisco business, in fiscal 2004. Shoe Zone commenced operations in fiscal 2001 and Gordmans and Federated commenced operations in fiscal 2002. Accordingly, Statement of Operations Data has been restated for fiscal years 2003, 2002 and 2001. The assets and liabilities of the discontinued Meldisco businesses were substantially disposed of by January 1, 2005. The loss from discontinued operations includes the following (in millions):

                       2004     2003     2002     2001     2000
                      ------   ------   ------   ------   -----
Athletic Segment      $(38.9)  $(39.9)  $(30.8)  $(66.7)  $(2.2)
Meldisco Businesses    (27.8)   (10.2)    (1.6)    (0.7)     --
                      ------   ------   ------   ------   -----
   Total              $(66.7)  $(50.1)  $(32.4)  $(67.4)  $(2.2)
                      ======   ======   ======   ======   =====

(4) Represents write-off of goodwill recorded in connection with the acquisition of J. Baker assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Amortization of goodwill in fiscal years 2001 and 2000 was $2.3 million and $0.7 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance. Factors that could affect our forward-looking statements include, among other things:

     - the pace at which Kmart terminates our business relationship and our ability to develop viable business alternatives to offset the termination of that relationship;

     - our ability to emerge from bankruptcy protection and operate as a going concern without those protections;

     - our ability to operate pursuant to the terms of the Amended DIP and Exit Facility and to otherwise obtain financing necessary to operate our business on satisfactory terms both during and after our emergence from bankruptcy protection;

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

     - negative reactions from our stockholders, creditors or vendors to our delay in providing financial information and the delisting of our common stock by the NYSE;

     - the impact and result of any litigation (including private litigation), or any action by the SEC relating to us or the financial statement restatement process;

     -    the impact of Hurricane Katrina on our Southern Region

     -    additional delays in the filing of other reports with the SEC;

     - our ability to successfully implement internal controls and procedures that ensure timely, effective and accurate financial reporting;

     - our ability to reduce overhead costs commensurate with any decline in sales;

     - higher than anticipated employee levels, capital expenditures and operating expenses, including our ability to reduce overhead and rationalize assets, both generally and with respect to the changes made to address the results of the investigation and the restatement;

     - adverse results on our business relating to increased review and scrutiny by regulatory authorities, media and others of financial reporting issues and practices or otherwise;

     - any adverse developments in existing commercial disputes or legal proceedings; and

     -    intense competition in the markets in which we compete.

Additionally, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceeding in general, whether we will continue to operate under our current organizational structure, or the effect of the proceeding on our businesses and the interests of various creditors and security holders.

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

OVERVIEW

Management confronts major challenges in reorganizing the Company through the Chapter 11 process and managing the business after the Kmart Settlement. Meldisco is our only continuing business and substantially all of our continuing net sales and profits result from Meldisco's business in Kmart stores. If we fail to develop viable business alternatives to offset the termination of the Kmart relationship, we will be forced to liquidate our business when the Kmart relationship ends.

We decided to seek bankruptcy protection after management determined it was unable to obtain necessary liquidity from our lending syndicate or additional debt or equity financing. We suffered a decline in our liquidity primarily resulting from unprofitable results in the Athletic Segment, a reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of the Kmart bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and capital market volatility. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court.

Since the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations against us may not be enforced. In addition, under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases, including leases of non-residential real property. Parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code and orders issued by the Court.

For the period from the Petition Date to July 30, 2005, we incurred $40.1 million of professional fees, including trustee fees, associated with the Chapter 11 Cases. We expect to continue to incur significant additional costs through the remaining Chapter 11 process.

We have not filed our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 3, 2004, July 3, 2004 and October 2, 2004. In lieu of filing such Quarterly Reports, this Form 10-K includes summarized quarterly financial data and other material information that would have been available in our 2004 Quarterly Reports on Form 10-Q.

These reports were delayed as a result of our internal investigation, the restatement of our consolidated financial statements and our operation under protection of the bankruptcy laws. We intend to file our Quarterly Reports on Form 10-Q for the fiscal quarters ended April 2, 2005 and July 2, 2005 as soon as practicable following the filing of this fiscal 2004 Annual Report on Form 10-K.

Although the process for the disposition of our Athletic Segment commenced in 2003, as part of our initial reorganization plans after filing for Chapter 11 we closed 166 underperforming stores within the Athletic Segment, comprised of all 88 Just For Feet stores, 75 Footaction stores and three Uprise stores.

After filing for bankruptcy protection, we received indications of significant interest from potential acquirers of the remaining Footaction retail stores comprising the Athletic Segment. We determined that a sale of these stores was the best way to maximize the value of that business. This decision was driven in part by the absence of a commitment from Nike USA, Inc., the largest supplier of the Athletic Segment, to supply the Athletic Segment for more than a limited period of time in accordance with past business practices. Accordingly, we decided to establish an orderly sale process for the remaining Footaction retail stores.

On April 21, 2004, we received Court approval to sell to Foot Locker 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the four remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sales proceeds were placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. If Foot Locker entered into a new lease for any of these store locations, the escrow amount related to that location was paid to us. The escrow amount related to any location for which Foot Locker did not enter into a new lease was paid to Foot Locker, thereby reducing the purchase price by such amount. As of July 30, 2005, we have been paid approximately $9.2 million from the escrow account, Foot Locker has been paid approximately $2.2 million and approximately $1.6 million remained in escrow. The parties had previously agreed to extend the above-mentioned one-year period until July 7, 2005 for the one remaining month-to-month lease, but have been unable to agree to a further extension as Foot Locker continues to occupy the premises and negotiate a new lease. Accordingly, the $1.6 million remains in escrow pending the parties resolution of the dispute relating to the release of such funds from escrow.

The sale to Foot Locker together with the closure of the Just For Feet and Footaction stores has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

Our financial statements reflect the Athletic Segment as a discontinued operation for all periods presented. As of July 30, 2005, the estimated gain on the sale of the Athletic Segment, including the effect of closing the underperforming stores, distribution centers and warehouse facilities was approximately $21.4 million, including the escrow payments through July 30, 2005, which will increase by the amount of the remaining escrowed cash, if it is released to us.

In the initial stages of the Chapter 11 cases, we sought to streamline our Meldisco business by selling or exiting selected stores. As a result of our continued analysis of our businesses, we sold or liquidated all of our Shoe Zone stores. We also exited the footwear departments in 44 Gordmans stores and 87 Federated stores. Our financial statements reflect these Meldisco businesses as discontinued operations for all periods presented.

We have sold other assets, including our distribution centers in Mira Loma in July 2004 and Gaffney in September 2004. The purchaser of Mira Loma, Thrifty, has leased Mira Loma to FMI which has agreed to provide us with warehousing and distribution services through June 30, 2012 under the FMI Agreement. Pursuant to the FMI Agreement we are obligated to pay to FMI a minimum of $15.1 million in both 2005 and 2006.

We previously operated a Shared Services Center in Dallas, Texas. The Shared Services Center administered accounts payable, loss prevention, payroll, benefits, store accounting and inventory control for the entire Company and also contained our information system's data center. In connection with our decision to sell the Athletic Segment and streamline our Meldisco business, we determined that, from both an internal control and cost perspective, the Shared Services Center was no longer a viable concept given our significantly reduced operating structure. Accordingly, during 2004 we transitioned all Shared Services Center functions to our headquarters in Mahwah, New Jersey.

In connection with the Kmart Settlement, we anticipate filing the Amended Plan with the Court. The Amended Plan is expected to provide for an orderly reorganization of the Company and cash distributions to impaired parties and be subject to a vote by eligible ballot holders. The Amended Plan is also expected to provide for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan is also expected to provide that we will not emerge from bankruptcy until we file with the SEC those periodic reports required by the SEC. Although we expect that creditors in the bankruptcy will be paid in full, the timing of such payments is currently subject to negotiation and is expected to be specified in the Amended Plan.

Effective July 1, 2005, the DIP and Exit Facility was amended (the "Amended DIP and Exit Facility"). See "Liquidity and Capital Resources".

Hurricane Katrina may have an impact on our Southern Region. In addition to the possibility of destroyed stores, there will be a number of stores closed for a period of time. Furthermore, our logistics systems for the distribution of merchandise has been disrupted in this region. The impact of this hurricane on our results of operations for the remainder of fiscal 2005 has not yet been determined.

KMART SETTLEMENT

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement which dictates the structure of our relationship with Kmart. Under the Master Agreement, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49% ownership interest, other than 23 of the Shoemart Corporations which were wholly-owned by us.

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations will be extinguished effective January 2, 2005, and accordingly, Kmart will not share in the profits or losses of those entities for fiscal 2005 or subsequent years. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. Beginning on January 2, 2005, we are required to pay Kmart 14.625% of the gross sales of the footwear departments. Effective August 25, 2005, we are required to pay Kmart a miscellaneous expense fee of $23,500 per open store per year. Under the Kmart Settlement, the Amended Master Agreement will expire at the end of 2008 and Kmart will purchase our Shoemart inventory (but not our brands) at book value, as defined, to allow for an orderly wind down of the Shoemart business. The Kmart Settlement resulted in a charge of approximately $6.3 million which has been reflected in our fiscal 2004 consolidated statement of operations. This charge represents the amount in excess of previously recorded amounts due Kmart, including minority interests.

We and Kmart each will have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that such gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after the Approval Date. The Company will also have the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart will purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) that is in our remaining stores or on order, for an amount equal to the book value of the inventory, as defined.

Kmart will be permitted to terminate our rights to operate shoe departments in up to 550 existing Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of such terminations per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. For each store that is closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, for all closings and conversions above the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $100,000 for closings and conversions occurring in 2005, $60,000 for closings and conversions occurring in 2006, $40,000 for closings and conversions occurring in 2007 and $20,000 for closings and conversions occurring in 2008. A termination of the entire Amended Master Agreement in accordance with its terms does not trigger a stipulated loss value payment.

The Kmart Settlement sets forth the parties' obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, for the stores; and we must schedule the staffing in each store at a minimum of 40 hours per week. Kmart is required to allocate at least 52 square tab weekend newspaper advertising insert pages per year to our products.

Kmart will have a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store closes or converts to another retail format in accordance with the 550 store limitation described below. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

BUSINESS RELATIONSHIP WITH WAL-MART STORES

In October 2002, we began supplying Thom McAn family footwear on a wholesale basis to 300 Wal-Mart stores. In February 2003, we expanded our arrangement with Wal-Mart to supply Thom McAn family footwear on a wholesale basis to up to 1,500 Wal-Mart stores in the United States. As of July 30, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. In 2004, we sold approximately $28.6 million of Thom McAn products to Wal-Mart stores. Wal-Mart has advised us that, beginning in January 2006, it will no longer be purchasing Thom McAn product for any of its stores in the United States. Wal-Mart has advised us that it will continue to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and will continue to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.

FISCAL 2004 VERSUS FISCAL 2003

Meldisco represents substantially all of our operations. Corporate expenses (excluding other income, interest income and interest expense), net of royalties and commissions, were approximately $22.1 million in fiscal 2004 and $19.1 million in fiscal 2003.

2004 VERSUS 2003 - CORPORATE

Royalties and commissions, which were approximately $14.4 million in fiscal 2004 and $19.5 million in fiscal 2003, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense), which were approximately $36.5 million in fiscal 2004 and $38.6 million in fiscal 2003 and consisted of the following:

     -    General expenses not allocated.

     - Depreciation on assets located at our former headquarters in West Nyack, New York.

     -    Amortization of Company-owned trademarks.

MELDISCO FINANCIAL PERFORMANCE - 2004 VERSUS 2003

                                1st Quarter       2nd Quarter       3rd Quarter        FULL YEAR
                              ---------------   ---------------   ---------------   ---------------
(dollars in millions)          2004     2003     2004     2003     2004     2003     2004     2003
                              ------   ------   ------   ------   ------   ------   ------   -------
Net Sales                     $176.9   $232.8   $216.5   $250.0   $186.0   $225.1   $800.2   $962.4
                              ------   ------   ------   ------   ------   ------   ------   ------
Gross Profit                    52.3     63.0     68.8     81.7     45.1     63.6    250.1    292.7
SG&A Expenses                   49.3     59.2     51.3     54.5     51.5     55.5    204.8    217.4
Depreciation/Amortization        3.6      3.3      5.5      3.6      4.2      3.5     16.6     14.0
Loss on Kmart Settlement          --       --       --       --       --       --      6.3       --
Restructuring, Asset
   Impairment and Other
   Charge                         --      2.5       --       --       --       --       --      2.3
                              ------   ------   ------   ------   ------   ------   ------   ------
Operating (Loss) Profit       $ (0.6)  $ (2.0)  $ 12.0   $ 23.6   $(10.6)  $  4.6   $ 22.4   $ 59.0
                              ======   ======   ======   ======   ======   ======   ======   ======

Meldisco operates through our Shoemart subsidiaries primarily in the discount footwear market through its operation of 1,482 Kmart licensed footwear departments as of January 1, 2005, as well as other licensed footwear and retail businesses. Meldisco competes primarily with other discount department stores, discount footwear retailers, as well as off-price and value retailers. As a result, Meldisco is heavily dependent on the ability of its host retailers to attract traffic into their stores through their promotional and advertising programs. Our Shoemart Subsidiaries accounted for 94%, 94% and 87% of Meldisco's sales in 2004, 2003 and 2002, respectively.

MELDISCO - FULL YEAR RESULTS

NET SALES

Net sales decreased $162.2 million, or 16.9%, in 2004, to $800.2 million compared with $962.4 million in 2003. This sales decrease was primarily due to Shoemart comparable store sales declines ($80 million), a reduction in open Kmart stores ($58 million), one fewer week of sales results in the fiscal calendar year ($12 million) and lower sales to Wal-Mart ($9 million) as 2003 sales to Wal-Mart were higher due to initial shipment quantities.

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                 Open Kmart        Kmart        Shoemart Store
                   Stores     Store Comps (A)        Comps
                 ----------   ---------------   --------------
Full Year 2004      1,482         (11.0)%           (9.8)%
Full Year 2003      1,511          (8.1)%           (7.8)%

(A)  for periods ended January 28, 2004 and January 26, 2003, respectively.

Traditionally, Shoemart sales have moved in tandem with Kmart's performance which, typically, modestly exceeds Kmart's overall performance.

GROSS PROFIT

Gross profit decreased $42.6 million, or 14.6%, to $250.1 million in 2004 compared with $292.7 million in 2003. This decrease is primarily due to the 16.9% decrease in sales. The increase in the overall gross margin rates to 31.3% in 2004 from 30.4% in 2003 was due to increasing the percentage of our internally sourced purchases rather than using outside vendors and some price increases.

SG&A EXPENSES

SG&A expenses decreased $12.6 million, or 5.8%, to $204.8 million in 2004 compared with $217.4 million in 2003. This decrease was primarily attributable to a reduction in expenses to offset a portion of the sales declines in the Shoemart operation and the reduction of open Kmart stores. The overall SG&A rate as a percentage of sales increased to 25.6% in 2004 compared with 22.6% in 2003 as Shoemart was unable to reduce store selling, fixture and administrative costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

DEPRECIATION/AMORTIZATION

Depreciation/amortization increased $2.6 million, or 18.6%, to $16.6 million in 2004 compared with $14.0 million in 2003. This increase is attributable to the acceleration of depreciation of our shared services center assets to coincide with the closing of the center in December 2004. This acceleration exceeded the reduction in depreciation associated with the disposition of Mira Loma and Gaffney distribution centers during 2004.

KMART SETTLEMENT CHARGE

In connection with the Kmart Settlement, we recorded a charge of $6.3 million in the fourth quarter of fiscal 2004. This charge represents the amount in excess of previously recorded amounts due Kmart, including minority interests.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

In 2003, we incurred approximately $18.2 million of restructuring and asset impairments relating to the closing of 321 Kmart stores. These charges included approximately $15.7 million for inventory write-downs which are included as a component of cost of sales. The other charges, which amounted to $2.5 million, included $1.9 million for severance costs and $0.6 million for asset impairments. These other charges were offset by $0.2 million of reserve reversals in the 2003 fourth quarter.

OPERATING PROFIT

Operating profit decreased $36.6 million, or 62.0%, to $22.4 million in 2004 compared with $59.0 million in 2003 due to the effect of the 16.9% decline in sales and the Kmart Settlement in 2004, which was offset by restructuring charges incurred in 2003.

MELDISCO - FIRST QUARTER RESULTS

                                       2004     2003    % SALES - 2004   % SALES - 2003
                                      ------   ------   --------------   --------------
Net Sales                             $176.9   $232.8
                                      ------   ------
Gross Profit                            52.3     63.0        29.6%            27.1%
SG&A Expenses                           49.3     59.2        27.9%            25.4%
Depreciation/Amortization                3.6      3.3         2.0%             1.4%
Restructuring, Asset Impairment and
   Other Charge                           --      2.5          --              1.1%
                                      ------   ------
Operating  Loss                       $ (0.6)  $ (2.0)       (0.3)%           (0.9)%
                                      ------   ------

NET SALES

Net sales decreased $55.9 million, or 24.0%, in 2004 to $176.9 million compared with $232.8 million in 2003. The sales decrease is primarily attributable to Kmart store closures ($40 million) and the comparable store sales decline ($16 million). This was offset by a $2.0 million increase in sales to Wal-Mart.

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                     Open Kmart        Kmart        Shoemart Store
                       Stores     Store Comps (A)        Comps
                     ----------   ---------------   --------------
First Quarter 2004      1,506         (12.9)%            (9.1)%
First Quarter 2003      1,829          (3.2)%           (11.1)%

(A)  for period ended April 28, 2004 and April 30, 2003, respectively.

Traditionally, Shoemart sales have moved in tandem with Kmart's performance which, typically, modestly exceeds Kmart's overall performance. Shoemart's 2003 comparable store sales were lower than Kmart's due to significantly weaker performance of winter seasonal products.

GROSS PROFIT

Gross profit decreased $10.7 million, or 17.0%, to $52.3 million in 2004 compared with $63.0 million in 2003. The gross margin decline is largely the result of the 24.0% decrease in first quarter sales, which was partially offset by an improvement in our gross margin rate. Our gross margin rate in 2003 was adversely affected by the inventory write-downs discussed below.

SG&A EXPENSES

SG&A expenses decreased $9.9 million, or 16.7%, to $49.3 million in 2004 compared with $59.2 million in 2003. This decrease was primarily due to fewer Kmart stores in operation and reductions in store selling and advertising costs. The overall SG&A rate as a percentage of sales increased to 27.9% in 2004 compared with 25.4% in 2003 as Shoemart was unable to reduce store selling, fixture rental and administrative costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

DEPRECIATION/AMORTIZATION

Depreciation/amortization increased $0.3 million, or 9.1%, in 2004 to $3.6 million compared with $3.3 million in 2003. This increase is a result of our Mira Loma facility expansion project, which was placed in service in May 2003, and accordingly the related depreciation commenced in the 2003 second quarter. The 2004 first quarter reflects the depreciation of this expansion.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

During 2003, we recorded inventory write-downs of $15.7 million, which are recorded in cost of sales and employee severance of $1.9 million and asset impairments of $0.6 million in connection with the closing of 321 Kmart stores

OPERATING LOSS

The decrease in operating loss to $0.6 million in 2004 compared with an operating loss of $2.0 million in 2003 was primarily due to restructuring charges of $18.2 million incurred in 2003 which were offset by the effect of the $55.9 million decline in 2004 sales.

MELDISCO - SECOND QUARTER RESULTS

                             2004     2003    % SALES - 2004   % SALES - 2003
                            ------   ------   --------------   --------------
Net Sales                   $216.5   $250.0
                            ------   ------
Gross Profit                  68.8     81.7        31.8%            32.7%
SG&A Expenses                 51.3     54.5        23.7%            21.8%
Depreciation/Amortization      5.5      3.6         2.5%             1.4%
                            ------   ------
Operating Profit            $ 12.0    $23.6         5.5%             9.4%
                            ------   ------

NET SALES

Net sales decreased $33.5 million, or 13.4%, in 2004 to $216.5 million compared with $250.0 million in 2003. This sales decrease was primarily due to the 11.3% comparable store sales decline at Shoemart ($26 million) due to continued traffic declines at current stores. The balance of the decline was primarily attributable to lower sales of Thom McAn product to Wal-Mart ($5 million) as the prior year included initial shipment quantities.

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                                               Kmart        Shoemart Store
                      Open Kmart Stores   Store Comps (A)        Comps
                      -----------------   ---------------   --------------
Second Quarter 2004         1,504             (14.9)%           (11.3)%

Second Quarter 2003         1,512              (5.4)%            (4.6)%

(A)  for period ended July 28, 2004 and July 30, 2003, respectively.

Traditionally, Shoemart sales have moved in tandem with Kmart's performance which, typically, modestly exceeds Kmart's overall performance.

GROSS PROFIT

Gross profit decreased $12.9 million, or 15.8%, to $68.8 million in 2004 compared with $81.7 million in 2003. This decrease is due to the 13.4% sales decrease and higher markdowns taken in 2004 in the Shoemart business as part of the product liquidation associated with excess levels of aged inventory, which resulted in a reduction of our gross margin percentage in 2004 compared with 2003.

SG&A EXPENSES

SG&A expenses decreased $3.2 million, or 5.9%, to $51.3 million in 2004 compared with $54.5 million in 2003. SG&A expenses decreased due to the cost reductions that were instituted in connection with the lower sales in the Shoemart business. The overall SG&A rate as a percentage of sales increased to 23.7% in 2004 compared with 21.8% in 2003 as Shoemart was unable to reduce store selling, fixture rental and administrative costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

DEPRECIATION/AMORTIZATION

Depreciation/amortization increased $1.9 million, in 2004 to $5.5 million compared with $3.6 million in 2003. During the second quarter of 2004, we commenced the acceleration of depreciation of our shared services center assets to ensure that they would be fully depreciated upon closing in December 2004, which contributed to the increase in 2004 compared with 2003.

OPERATING PROFIT

Operating profit decreased $11.6 million, or 49.2%, to $12.0 million in 2004 compared with $23.6 million in 2003 primarily due to the decrease in sales and the higher markdowns on product liquidations.

MELDISCO - THIRD QUARTER RESULTS

                             2004     2003    % SALES - 2004   % SALES - 2003
                            ------   ------   --------------   --------------
Net Sales                   $186.0   $225.1
                            ------   ------
Gross Profit                  45.1     63.6       24.2%             28.3%
SG&A Expenses                 51.5     55.5       27.7%             24.7%
Depreciation/Amortization      4.2      3.5        2.3%              1.6%
                            ------   ------
Operating (Loss) Profit     $(10.6)  $  4.6       (5.7)%             2.0%
                            ------   ------

NET SALES

Net sales decreased $39.1 million, or 17.4%, in 2004 to $186.0 million compared with $225.1 million in 2003. This sales decrease was primarily due to the Shoemart comparable store sales declines ($29 million), Kmart stores closures ($5 million), and lower sales of Thom McAn product to Wal-Mart ($5 million) as 2003 sales to Wal-Mart included initial shipment quantities.

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                                              Kmart        Shoemart Store
                     Open Kmart Stores   Store Comps (A)        Comps
                     -----------------   ---------------   --------------
Third Quarter 2004         1,496             (12.8)%           (14.5)%

Third Quarter 2003         1,512              (8.6)%            (4.5)%

(A)  for period ended October 27, 2004 and October 29, 2003, respectively.

Traditionally, Meldisco sales have moved in tandem with Kmart performance, which typically, modestly exceeds Kmart's performance. Our performance is also at times impacted by the performance of Kmart's apparel division. During 2004, Kmart's apparel departments store comps decreased more than its total store comps. This adversely affected to a greater degree our overall store comps.

GROSS PROFIT

Gross profit decreased $18.5 million, or 29.1%, to $45.1 million in 2004 compared with $63.6 million in 2003. The significant reduction in gross margin rate to 24.2% in 2004 from 28.3% was the result of higher markdowns on aged inventory product ($4 million) and higher logistics costs ($4 million) as a result of our outsourcing arrangement with FMI for distribution services at Mira Loma.

SG&A EXPENSES

SG&A expenses decreased $4.0 million, or 7.2%, to $51.5 million in 2004 compared with $55.5 million in 2003. This decrease was primarily attributable to reductions in variable costs in the Shoemart operations due to lower sales. The overall SG&A rate as a percentage of sales increased to 27.7% in 2004 compared with 24.7% in 2003 as Shoemart was unable to reduce store selling, fixture rental and administrative costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

OPERATING (LOSS) PROFIT

Operating profit decreased $15.2 million to a $(10.6) million loss in 2004 compared with a $4.6 million operating profit in 2003 due to the decrease in sales and the higher markdowns on aged inventory.

FISCAL 2003 VERSUS 2002

Meldisco represents substantially all of our operations. Corporate expenses (excluding other income, interest income and interest expense), net of royalties and commissions, were approximately $19.1 million in 2003 and $10.0 million in 2002.

FISCAL 2003 VERSUS FISCAL 2002 - CORPORATE

Royalties and commissions, which were approximately $19.5 million in 2003 and $17.9 million in 2002, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense), were approximately $38.6 million in 2003 and $27.9 million in 2002 and consisted of the following:

     -    General expenses not allocated.

     - Depreciation on assets located at our former headquarters in West Nyack, New York.

     -    Amortization of Company-owned trademarks.

     - In fiscal 2002, we recorded a $2.8 million write-down of trademarks acquired from J. Baker.

MELDISCO FINANCIAL PERFORMANCE - 2003 VERSUS 2002

                              1st Quarter       2nd Quarter       3rd Quarter         FULL YEAR
                            ---------------   ---------------   ---------------   -----------------
(in millions)                2003     2002     2003     2002     2003     2002     2003      2002
-------------               ------   ------   ------   ------   ------   ------   ------   --------
Net Sales                   $232.8   $314.7   $250.0   $364.7   $225.1   $313.4   $962.4   $1,321.3
                            ------   ------   ------   ------   ------   ------   ------   --------
Gross Profit                  63.0     81.0     81.7    119.0     63.6     90.4    292.7      403.6
SG&A Expenses                 59.2     77.4     54.5     70.4     55.5     66.3    217.4      286.2
Bad Debt Expense - Ames         --       --       --      9.2       --       --       --        9.2
Depreciation/Amortization      3.3      3.9      3.6      4.0      3.5      3.7     14.0       15.0
Restructuring, Asset
Impairment & Other Charge      2.5      1.7       --      7.0       --      4.9      2.3       13.6
                            ------   ------   ------   ------   ------   ------   ------   --------
Operating (Loss) Profit     $ (2.0)  $ (2.0)  $ 23.6   $ 28.4   $  4.6   $ 15.5   $ 59.0   $   79.6
                            ======   ======   ======   ======   ======   ======   ======   ========

MELDISCO - FULL YEAR RESULTS

NET SALES

Net sales decreased $358.9 million, or 27.2%, in 2003, to $962.4 million compared with $1,321.3 million in 2002. The 2003 sales results include a fifty-three week period compared with a fifty-two week period in 2002. This sales decrease was primarily due to Kmart store closures ($193 million), a 7.8% comparable store sales decline in Shoemart during 2003 predominantly due to weaker seasonal product sales and promotional sales resulting from a reduction in advertising by Kmart in the second half of 2003 ($60 million), the closing of all Ames stores ($81 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($53 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($35 million).

GROSS PROFIT

Gross profit decreased $110.9 million, or 27.5%, to $292.7 million in 2003 compared with $403.6 million in 2002. This decrease is primarily due to the aforementioned 27.2% decrease in sales. Overall gross margin rates deteriorated to 30.4% in 2003 from 30.5% in 2002. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with our efforts to liquidate inventory in the Kmart stores that were closed during 2003.

SG&A EXPENSES

Store operating, selling, general and administrative expenses ("SG&A expenses") decreased $68.8 million, or 24.0%, to $217.4 million in 2003 compared with $286.2 million in 2002. SG&A expenses in Shoemart decreased by $36 million, or 15%, compared with the balance of Meldisco which declined by $22 million, or 45%. The overall SG&A rate as a percentage of sales increased to 22.6% in 2003 compared with 21.7% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

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

OPERATING PROFIT

Operating profit decreased $20.6 million, or 25.9%, to $59.0 million in 2003 compared with $79.6 million in 2002. Operating profit margin rates increased to 6.1% in 2003 from 6.0% in 2002 primarily due to the reasons noted above.

MELDISCO - FIRST QUARTER RESULTS

                                        2003     2002    % SALES - 2003   % SALES - 2002
                                       ------   ------   --------------   --------------
Net Sales                              $232.8   $314.7
                                       ------   ------
Gross Profit                             63.0     81.0       27.1%            25.7%
SG&A Expenses                            59.2     77.4       25.4%            24.6%
Depreciation/Amortization                 3.3      3.9        1.4%             1.2%
   Restructuring, Asset Impairment &
   Other Charge                           2.5      1.7        1.1%             0.5%
                                       ------   ------
Operating Loss                         $ (2.0)  $ (2.0)      (0.9%)           (0.6%)
                                       ------   ------

NET SALES

Net sales decreased $81.9 million, or 26.0%, to $232.8 million in 2003 compared with $314.7 million in 2002. This sales decrease was primarily due to Kmart store closures ($29 million), an 11.1% comparable store sales decline in Shoemart during 2003 predominantly due to weaker winter seasonal product sales ($23 million), the closing of all Ames stores ($22 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($12 million).

This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($5 million).

GROSS PROFIT

Gross profit decreased $18.0 million, or 22.2%, to $63.0 million in 2003 compared with $81.0 million in 2002. This decrease is primarily due to the 26.0% decrease in sales. Overall gross margin rates improved to 27.1% in 2003 from 25.7% in 2002. This increase in gross margin rates was primarily due to lower excess rent payments in Shoemart in connection with lower profitability in these stores.

SG&A EXPENSES

SG&A expenses decreased $18.2 million, or 23.5%, to $59.2 million in 2003 compared with $77.4 million in 2002. The overall SG&A rate as a percentage of sales increased to 25.4% in 2003 compared with 24.6% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

During 2003, we recorded inventory write-downs of $15.7 million, which are recorded in cost of sales and employee severance and asset impairments of $2.5 million in connection with the closing of 318 Kmart stores and a $0.8 million reserve reversal related to a prior period. In 2002, we recorded inventory write-downs of $13.1 million and employee severance and asset impairments of $1.7 million in connection with the closing of 283 Kmart stores. The inventory write-downs did not materially impact the decrease in gross margin rates in 2003 versus 2002.

OPERATING LOSS

Operating loss remained at $2.0 million in 2003 compared with 2002 primarily due to the reasons noted above.

MELDISCO - SECOND QUARTER RESULTS

                                     2003     2002    % SALES - 2003   % SALES - 2002
                                    ------   ------   --------------   --------------
Net Sales                           $250.0   $364.7
                                    ------   ------
Gross Profit                          81.7    119.0        32.7%            32.6%
SG&A Expenses                         54.5     70.4        21.8%            19.3%
Bad Debt Expense - Ames                 --      9.2         N/A              2.5%
Depreciation/Amortization              3.6      4.0         1.4%             1.1%
Restructuring, Asset Impairment &
   Other Charge                         --      7.0         N/A              1.9%
                                    ------   ------
Operating Profit                    $ 23.6   $ 28.4         9.4%             7.8%
                                    ------   ------

NET SALES

Net sales decreased $114.7 million, or 31.5%, in 2003, to $250.0 million compared with $364.7 million in 2002. This sales decrease was primarily due to Kmart store closures ($68 million), a 5.4% comparable store sales decline in Shoemart during 2003 predominantly due to reduced Kmart traffic levels ($11 million), the closing of all Ames stores ($28 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($16 million). This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($10 million).

GROSS PROFIT

Gross profit decreased $37.3 million, or 31.3%, to $81.7 million in 2003 compared with $119.0 million in 2002. This decrease is primarily due to the 31.5% decrease in sales. Overall gross margin rates increased to 32.7% in 2003 from 32.6% in 2002. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with our efforts to liquidate additional inventory in the Kmart stores due to the comparable store sales decline.

SG&A EXPENSES

SG&A expenses decreased $15.9 million, or 22.6%, to $54.5 million in 2003 compared with $70.4 million in 2002. The overall SG&A rate as a percentage of sales increased to 21.8% in 2003 compared with 19.3% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

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

OPERATING PROFIT

Operating profit decreased $4.8 million, or 16.9%, to $23.6 million in 2003 compared with $28.4 million in 2002 primarily due to the reasons noted above.

MELDISCO - THIRD QUARTER RESULTS

                                     2003     2002    % SALES - 2003   % SALES - 2002
                                    ------   ------   --------------   --------------
Net Sales                           $225.1   $313.4
                                    ------   ------
Gross Profit                          63.6     90.4        28.3%            28.8%
SG&A Expenses                         55.5     66.3        24.7%            21.2%
Depreciation/Amortization              3.5      3.7         1.6%             1.2%
Restructuring, Asset Impairment &
   Other Charge                         --      4.9         N/A              1.6%
                                    ------   ------
Operating Profit                    $  4.6   $ 15.5         2.0%             4.9%
                                    ------   ------

NET SALES

Net sales decreased $88.3 million, or 28.2%, in 2003, to $225.1 million compared with $313.4 million in 2002. This sales decrease was primarily due to Kmart store closures ($44 million), an 8.6% comparable store sales decline in Shoemart during 2003 predominantly due to reduced Kmart traffic levels ($10 million), the closing of all Ames stores ($33 million) and the decision to exit other unprofitable landlords acquired as part of the J. Baker acquisition ($10 million).

This sales decrease was partially offset by increased store counts at Wal-Mart for Thom McAn product ($10 million).

GROSS PROFIT

Gross profit decreased $26.8 million, or 29.6%, to $63.6 million in 2003 compared with $90.4 million in 2002. This decrease is primarily due to the 28.2% decrease in sales. Overall gross margin rates deteriorated to 28.3% in 2003 from 28.8% in 2002. This reduction in gross margin rates was primarily due to additional markdowns in Shoemart that were taken in connection with our efforts to liquidate inventory in the Kmart stores due to the comparable store sales decline.

SG&A EXPENSES

SG&A expenses decreased $10.8 million, or 16.3%, to $55.5 million in 2003 compared with $66.3 million in 2002. SG&A expenses in Shoemart decreased by $7.9 million, or 13.5%. The overall SG&A rate as a percentage of sales increased to 24.7% in 2003 compared with 21.2% in 2002, as Shoemart was unable to reduce store selling and fixture rental costs commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGE

In 2002, we recorded inventory write-downs of $8.4 million in cost of sales and asset impairment charges and employee severance costs of $4.9 million in connection with Ames store closings. There were no restructuring charges recorded in 2003.

OPERATING PROFIT

Operating profit decreased $10.9 million to $4.6 million in 2003 compared with $15.5 million in 2002 primarily due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our Amended DIP and Exit Facility. The Amended DIP and Exit Facility is structured to support general corporate borrowing requirements while operating under Chapter 11 and upon emergence. We have also obtained improved payment terms with our vendors and factories overseas applicable to orders for merchandise placed on or after December 1, 2004.

In accordance with the Amended Master Agreement, on August 26, 2005, we made the $45.0 million cure payment to Kmart. On August 29, 2005, we made an estimated payment to Kmart of $14.0 million based on the revised percent of gross sales due under the Amended Master Agreement for the period beginning January 2, 2005 through August 27, 2005. On September 6, 2005, we paid an additional $1.5 million to Kmart for the final payment of the amount due.

Although we expect that creditors in the bankruptcy will be paid in full, the timing of such payments is currently subject to negotiation and is expected to be specified in the Amended Plan.

Other factors that could affect our liquidity include, among other things, the success and Court approval of our Amended Plan, maintaining the support of our key vendors and lenders, retaining key personnel, the impact of subsequent financial results, many of which are beyond our control. We also cannot reasonably assess the impact on liquidity of the implementation of the Kmart Settlement, as the timing of the wind-down and ultimate liquidation of the Shoemart business is outside our control (within certain parameters described under the "Kmart Settlement" above), and it is currently unknown whether the board of directors of the reorganized Company will choose to commit its financial resources to the commencement of one or more new business activities. To the extent the Company does undertake any such new business activity, it is expected that it will do so utilizing its available cash and/or its then available credit facilities. If the Company does not develop viable business alternatives to offset the termination of its Kmart business at the end of 2008, it is expected that the Company will liquidate its business when the Kmart relationship ends. Due to these uncertainties, we cannot reasonably assess the impact on our short-term and long-term liquidity needs.

The Amended DIP and Exit Facility

Effective March 4, 2004, we entered into the DIP Credit Agreement and subsequently entered into the DIP and Exit Facility, which, among other things, reduced the amount of DIP commitments to $100.0 million, including a sub-limit for letters of credit with availability determined by a borrowing base formula based upon inventory and accounts receivable. Pursuant to the DIP and Exit Facility, upon emergence from Chapter 11, we would have the option, subject to satisfaction of certain conditions, to convert the DIP and Exit Facility to post-emergence financing which would have provided us with up to $160.0 million in revolving commitments, including a $75.0 million sub-limit for letters of credit.

Effective July 1, 2005, we entered into the Amended DIP and Exit Facility to, among other things, reflect a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of (a)(i) March 4, 2006 or (ii) 15 days following confirmation of the Amended Plan to the earlier of (b)(i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility is the earlier of
(c)(i) 36 months after our emergence from Chapter 11 or (ii) March 4, 2009.

Our borrowing availability under the Amended DIP and Exit Facility continues to be determined by a formula based upon accounts receivable and inventory. However, pursuant to the amendment, revolving commitments upon emergence from Chapter 11 have been reduced from $160.0 million to $100.0 million, including a $40.0 million sub-limit for letters of credit at our option and upon satisfaction of certain conditions. The conditions to be satisfied prior to emergence from Chapter 11 include the absence of any default or event of default, confirmation of the Amended Plan and occurrence of all conditions related thereto, and our delivery of forward looking projections acceptable to the lender illustrating required availability levels.

Borrowings under the Amended DIP and Exit Facility bear interest at either Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at our option, with the applicable margin based on quarterly excess availability levels. A quarterly fee of 0.3% per annum is payable on the unutilized balance.

Pursuant to the Amended DIP and Exit Facility we are required to maintain minimum excess availability equal to at least 10% of the borrowing base, as defined, provided, however, that prior to our emergence from Chapter 11, in the event that loans are outstanding, the minimum excess availability requirement will be an amount equal to at least (i) 10% of the borrowing base plus (ii) $20.0 million.

The Amended DIP and Exit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures. After our emergence from Chapter 11, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant.

The Amended DIP and Exit Facility also includes representations and warranties, that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition and that the Amended Master Agreement is in full force and effect and not in default. A failure by us to satisfy any of the covenants, representations or warranties would result in default or other adverse impact under the Amended DIP and Exit Facility. Upon the request of the Company, the lenders have extended the time for the delivery of the 2004 annual consolidated financial statements and certain compliance certifications until we exit from Chapter 11.

As of July 30, 2005, we had no loans outstanding and $16.7 million of outstanding letters of credit under the Amended DIP and Exit Facility. Letters of credit reduce the borrowing capacity of the Amended DIP and Exit Facility.

The Pre-Petition Credit Facility

Prior to the Petition Date, our principal sources of liquidity used in funding our short-term operations were our operating cash flows and our senior secured credit facility ("Credit Facility") with a syndicate of lenders led by Fleet. The Credit Facility has since been replaced by the Amended DIP and Exit Facility.

2004 First Quarter

Our principal sources of liquidity used in funding short-term operations were our operating cash flows, asset sales and borrowing capacity under the Credit Facility. The Credit Facility had a maturity date of October 17, 2005, and as amended, was comprised of a $255.0 million revolving credit facility and a fully-drawn $90.0 million term loan.

In connection with our decision to close 88 Just For Feet stores, 75 underperforming Footaction stores and three Uprise stores, we received approximately $55.7 million in March, 2004 from our liquidation agent which represented the initial guarantee amount related to such closings.

Effective March 4, 2004, we entered into the DIP Credit Agreement. The DIP Credit Agreement provided a $300.0 million credit facility consisting of revolving loans of up to $240.0 million (with a sub-limit of $75.0 million for letters of credit) and a fully-drawn term loan of $60.0 million. Based upon the borrowing base availability calculation contained in the DIP Credit Agreement, as of April 3, 2004, we had approximately $73.5 million of excess availability remaining after the application of excess availability and reserve requirements. On that date, the interest rate on the term loan was 15.0%, the weighted average interest rate on the outstanding revolving loans was 5.15% and the weighted average interest rate of all outstanding loans under the DIP Credit Agreement was 10.0%.

2004 Second Quarter

Our principal sources of liquidity used in funding short-term operations were our operating cash flows, asset sales and borrowing capacity under our DIP Credit Agreement. On May 7, 2004, we received $212.0 million from the sale of 349 Footaction stores (including all lease rights and inventory at the stores), along with the remaining inventory from four remaining Footaction stores. An additional $13.0 million was placed in escrow in connection with this sale. Of this amount, as of July 30, 2005, we have been paid $9.2 million, $2.2 million has been paid to Foot Locker and $1.6 million remains in escrow. In addition, during 2004, we received an additional $5.7 million in connection with the store closings.

On May 25, 2005, the DIP Credit Agreement was amended (the "Amended DIP Credit Agreement") which, among other things, reduced the revolving loan from $240.0 million to $130.0 million and eliminated the $60.0 million term loan. As a result of the aforementioned asset sales and other restructuring activities, as of May 12, 2004, we fully repaid all loans outstanding totaling approximately $121.0 million under the Amended DIP Credit Facility.

As of July 3, 2004, there were no loans outstanding under the Amended DIP Credit Agreement and outstanding letters of credit thereunder totaled $19.7 million.

2004 Third Quarter

Our principal sources of liquidity used in funding short-term operations were our operating cash flows, asset sales and borrowing capacity under the Amended DIP Credit Agreement.

During 2004, we received approximately $52.1 million in proceeds from additional asset sales; $28.0 million for Mira Loma; $18.7 million for Gaffney and $5.4 million in connection with 26 Shoe Zone stores.

On July 22, 2004, we entered into the DIP and Exit Facility. Under the DIP and Exit Facility, we had access of up to $100.0 million of secured DIP financing, including letters of credit. Availability under the DIP and Exit Facility was determined by a borrowing base formula based upon inventory and accounts receivable. Loans under the DIP and Exit Facility bore interest at Fleet's prime rate plus 0.0% to 0.25% or LIBOR plus 1.75% to 2.50%, at our option with the applicable margin based excess availability levels. A quarterly unused fee of 0.3% per annum was payable on the unutilized balance.

The DIP portion of the DIP and Exit Facility had a term of two years from the Petition Date and expired upon Plan confirmation. The Exit Facility was to be effective upon our emergence from bankruptcy and its term was three years.

As of October 2, 2004, there were no loans outstanding under the DIP and Exit Facility and outstanding letter of credit thereunder totaled $21.8 million.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of January 1, 2005 (in millions):

                                                      Payments Due By Period
                                     --------------------------------------------------------
                             Total   Less than 1 Year   1-3 Years   4-5 Years   After 5 Years
                            ------   ----------------   ---------   ---------   -------------
Miscellaneous expense fee   $124.1         $34.2          $89.9        $ --          $ --
Mortgage payable               7.1           1.8            2.1         2.5           0.7
Operating leases               8.2           2.9            4.0         1.3            --
                            ------   ----------------   ---------   ---------   -------------
   Total                    $139.4         $38.9          $96.0        $3.8          $0.7
                            ------   ----------------   ---------   ---------   -------------

The above table does not include the Kmart license fees, as defined in the Amended Master Agreement, as such fees are based on sales. The Amended Master Agreement, however, requires the payment of a miscellaneous expense fee equal to $23,500 per open store per year.

In addition, pursuant to the FMI Agreement, we are obligated to pay to FMI a minimum of $15.1 million in both 2005 and 2006.

CRITICAL ACCOUNTING ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to the valuation of inventory, deferred tax assets and the impairment of long-lived assets. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may ultimately differ from these estimates. Our management has discussed with the Audit Committee of its Board of Directors the development, selection and disclosure of our critical accounting estimates and the application of these estimates. We considered the following to be our critical accounting estimates in the preparation of the Consolidated Financial Statements included in this report.

Valuation and Aging of Inventory and Shrink Reserve

Merchandise inventory is a significant portion of our consolidated balance sheets, representing approximately 26% of total assets from continuing operations as of January 1, 2005 compared with approximately 47% of total assets as of January 3, 2004.

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

The accrued obligation for these self-insurance programs was approximately $10.1 million at the end of fiscal year 2004 and $12.4 million at the end of fiscal year 2003. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.

Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods.

As of January 1, 2005 we have recorded a net deferred tax asset of $118.9 million and a related valuation allowance of $116.2 million. In connection with the audits of our fiscal years 2004, 2003 and 2002 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on projections of our future taxable earnings. Primarily due to our historical losses and projected results, for accounting purposes we cannot rely on anticipated long-term future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded in fiscal year 2004 an additional non-cash valuation allowance of $21.4 million and recorded in fiscal 2003 an additional non-cash valuation allowance of $24.7 million and in fiscal 2002 recorded $70.2 million.

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

The most significant assumptions, as presented in Note 26 to the consolidated financial statements, include discount rate and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Future health care costs may differ substantially from these assumptions. These differences may significantly impact future retiree medical expenses.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment, which is a revision of Statement No. 123. With limited exceptions, Statement No. 123 (Revised 2004) requires that the fair value of share-based payments to employees be expensed over the period service is received. This Statement is effective for us beginning with our first interim period subsequent to December 15, 2005. We intend to adopt this Statement using the modified prospective method. We can not yet determine the impact that any future share-based payment transactions will have on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of January 1, 2005, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. On January 8, 2004, four interest rate swap agreements we had previously entered into to limit the variability of a portion of our interest expense in connection with outstanding variable rate debt under the Credit Facility expired.

INTEREST RATES

As of January 1, 2005, we had no borrowings outstanding under the DIP and Exit Facility, other than approximately $22.1 million of outstanding letters of credit. The Company, from time to time, undertakes borrowings to finance working capital and other corporate requirements. Our peak borrowing periods coincide with peak inventory purchases.

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

FOREIGN EXCHANGE

A significant percentage of Meldisco's products are sourced or manufactured offshore, with China accounting for approximately 96% of all sources. Our offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

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

                                  INDEX

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Report of Independent Registered Public Accounting Firm                      F-3

Report of Independent Registered Public Accounting Firm                       59

Consolidated Statements of Operations for the Fiscal Years Ended
   January 1, 2005, January 3, 2004 and December 28, 2002                    F-4

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004        F-5

Consolidated Statements of Shareholders' Equity and Comprehensive
   Income for the Fiscal Years Ended January 1, 2005, January 3, 2004
   and December 28, 2002                                                     F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended
   January 1, 2005, January 3, 2004 and December 28, 2002                    F-7

Notes to Consolidated Financial Statements                                   F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
   ended January 1, 2005, January 3, 2004 and December 28, 2002               85

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Senior Vice President of Financial Reporting and Controls, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act) as of January 1, 2005. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in Management's Report on Internal Control over Financial Reporting), our Chief Executive Officer and Senior Vice President of Financial Reporting and Controls concluded that, as of January 1, 2005, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded accurately, processed, summarized and reported within the time periods specified in SEC rules and forms. See (c) "Remediation Plan" below.

(B)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Senior Vice President of Financial Reporting and Controls, we conducted an evaluation of the effectiveness of internal control over financial reporting as of January 1, 2005 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") entitled Internal Control - Integrated Framework. Based on this evaluation and the material weaknesses described below, our management concluded that, as of January 1, 2005, our internal control over financial reporting was not effective.

- Timeliness of filing of reports with the SEC and timeliness of the accounting close process

     This material weakness related to our inability to file the reports required under the Securities and Exchange Act within the time periods specified in the SEC rules and forms and the timeliness of the accounting close process. This delay resulted from our internal investigation, the restatement of previously issued financial statements over a five-and-one-half year period from the beginning of fiscal 1997 through 2002 and our operation under protection of the bankruptcy laws. As a result of the delay caused by the restatement, we were unable to complete account analysis and perform the necessary procedures to close accounting periods in a timely manner.

-    Operational deficiency in controls over landed cost accounts

     We had performed an analysis of the components of our landed cost accrual as of January 1, 2005, which resulted in a significant adjustment. Although adequate analysis, documentation, review and oversight were in place as of January 1, 2005, such procedures were not in effect for all periods during fiscal 2004.

-    Design deficiency in controls over in-transit inventory

     A deficiency in the design of our process for determining the point of title transfer resulted in a significant decrease in inventory and accounts payable. We have recorded this decrease to properly state these balances as of January 1, 2005.

In the aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner.

Management's assessment of the effectiveness of internal control over financial reporting as of January 1, 2005 has been audited by Amper, Politziner & Mattia, P.C. ("APM"), an independent registered public accounting firm, who also audited our consolidated financial statements.

APM's attestation report on management's assessment of our internal control over financial reporting is contained herein.

(C)  REMEDIATION PLAN

Following the filing of this Fiscal 2004 Form 10-K, we anticipate filing as soon as practicable our first and second quarter 2005 Form 10-Q's. We will then be current in filings required under the Securities and Exchange Act. As a result of the procedures that are now in place, we anticipate filing our third quarter fiscal 2005 Form 10-Q timely. The related material weakness will then be remediated.

Although the analysis of the components of our landed cost accrual was performed by us at the end of fiscal 2004, this analysis was not being performed monthly throughout fiscal 2004. Commencing January 2, 2005, the analysis of the components of our landed cost accrual is being performed monthly. As a result, the related material weakness has been remediated.

As of January 2, 2005 we have corrected the design deficiency in our controls over in-transit inventory. We have revised the inventory in-transit reports that we receive from our logistics consolidator to ensure that the title transfer date is clearly identified. This revision will ensure that inventory and accounts payable are properly stated for all periods presented. As a result, the related material weakness has been remediated.

The organizational and process changes that we have made will ensure that our disclosure controls and procedures will be effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act is recorded accurately, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We are committed to maintaining disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time frame periods specified in the SEC's rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Financial Reporting and Control, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The effectiveness of the Company's or any system of disclosure controls and procedures and internal controls is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal controls will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion.

Rule 13a-15(b) requires that we evaluate the effectiveness of the design and operation of our disclosure controls and procedures at the end of each fiscal quarter. Because of the late filing of this report we conducted an evaluation both as of January 1, 2005, the end of the period covered by this report, and as of July 30, 2005. The evaluations were conducted by our management, under the supervision and with the participation of our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control.

Based upon the January 1, 2005 evaluation, our Chief Executive Officer and Senior Vice President of Financial Reporting and Control concluded, as described above, that, as of January 1, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed in our Exchange Act reports was accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control, as appropriate to allow timely decisions regarding required disclosure. During 2003 we implemented an Internal Process and Controls Plan (formerly the "Remediation Plan") and revised our Disclosure Controls Policy and Procedures (together, the "Internal Process and Controls Plan") designed to improve our internal controls. The Internal Process and Controls Plan is administered by an Internal Process and Controls Committee. The Internal Process and Controls Plan provides for continuous updates as improvements in internal controls are identified and implemented and for new processes and systems or changes to the existing processes and systems. During 2003, we also adopted a comprehensive certification process to ensure that our Chief Executive Officer and Senior Vice President of Financial Reporting and Controls are provided with timely and accurate information and to provide them with the opportunity to address the quality and accuracy of operating and financial results in order to enable them to provide their certifications which accompany our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

The processes described above to improve internal and disclosure controls commenced during 2003 and have continued through the date of the filing of this Annual Report on 10-K. We are committed to continuing this process. Based on the new policies and procedures and the remediation of the material weaknesses referred to above, our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control concluded that, as of July 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in this 2004 Form 10-K was accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control, as appropriate to allow timely decisions regarding disclosure and the information required to be disclosed by us was recorded accurately.

(D)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have implemented significant changes in our internal control over financial reporting during our most recently completed fiscal year that have improved our internal controls over financial reporting.

(E)  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A, that Footstar, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Footstar, Inc.'s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of January 1, 2005:

- Timeliness of filing of reports with the SEC and timeliness of the accounting close process

     This material weakness related to the Company's inability to file the reports required under the Securities and Exchange Act within the time periods specified in the SEC rules and forms and the timeliness of the accounting close process. This delay resulted from the Company's internal investigation, the restatement of previously issued financial statements over a five-and-one-half year period from the beginning of fiscal 1997 through 2002 and the Company's operation under protection of the bankruptcy laws. As a result of the delay caused by the restatement, the Company was unable to complete account analysis and perform the necessary procedures to close accounting periods in a timely manner.

-    Operational deficiency in controls over landed cost accounts

     The Company had performed an analysis of the components of its landed cost accrual as of January 1, 2005, which resulted in a significant adjustment. Although adequate analysis, documentation, review and oversight were in place as of January 1, 2005, such procedures were not in effect for all periods during fiscal 2004.

-    Design deficiency in controls over in-transit inventory

     A deficiency in the design of the Company process for determining the point of title transfer resulted in a significant decrease in inventory and accounts payable. The Company has recorded this decrease to properly state these balances as of January 1, 2005.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated September 27, 2005 on those consolidated financial statements.

In our opinion, management's assessment that Footstar, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Footstar, Inc. has not maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Footstar, Inc. and our report dated September 27, 2005 expressed an unqualified opinion.


/s/ Amper, Politziner & Mattia, P.C.
Edison, New Jersey

September 27, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the executive officers of the Company as of July 30, 2005:

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

Neele E. Stearns, Jr., age 69, has been Interim Vice Chairman of the Board of Directors since January 2004. Since July 2004, Mr. Stearns has been Interim Chief Executive Officer of Boulevard Healthcare. From September 2003 to January 2004, he was Interim Chairman and Chief Executive Officer of the Company. Since February 2001 he has been Chairman of Financial Investments Corporation, a private equity investment firm. Mr. Stearns was Chairman of the Board of Wallace Computer Services, Inc. from January 2000 through November 2000. Prior to 1995, he was President and Chief Executive Officer of CC Industries, Inc.

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

Jeffrey A. Shepard, age 55, was appointed to the Board of Directors in January 2005. He has been an Executive Vice President of the Company since March 2002 and has been Chief Executive Officer and President of Meldisco since 1996.

Maureen Richards, age 48, has been the Senior Vice President, General Counsel and Corporate Secretary of the Company since March 2001. From October 1996 to March 2001, Ms. Richards was Vice President, General Counsel and Corporate Secretary of the Company.

Richard L. Robbins, age 65, was appointed as Senior Vice President, Financial Reporting and Control on January 5, 2004 and, as our Principal Financial Officer, is the functional equivalent of our Chief Financial Officer. From October 2003 to January 2004, he was Senior Vice President, Financial Reporting of the Company. From August 2002 to October 2003, Mr. Robbins was a Partner in Robbins Consulting LLP (financial, strategic and management consulting firm). From 1978 to July 2002, Mr. Robbins was a Partner in Arthur Andersen LLP.

BOARD OF DIRECTORS

General. The Board currently consists of eight members divided into three classes. Directors have been generally elected for three-year terms on a staggered term basis, so that each year the term of office of one class would expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively. Footstar's last annual meeting was held in May 2002. All of the directors, other than Dale W. Hilpert and Jeffrey
A. Shepard, have served since that time. The term of Class I directors would have expired at the 2003 Annual Meeting of Shareholders. The term of Class II directors would have expired at the 2004 Annual Meeting of Shareholders. The term of Class III directors would have expired at the 2005 Annual Meeting of Shareholders. Directors whose terms would have expired continue to serve until their successors are elected. The names of the directors and certain information about each of them are set forth below.

                                                                                       Director
Name and Age                Principal Occupation and Background                          Since      Term
------------                -----------------------------------                        --------   --------
Dale W. Hilpert, 62         Chairman of the Board, Chief Executive Officer and           2004     Class II
                            President. From 2001 to 2003, Mr. Hilpert was President
                            and Chief Executive Officer of Williams-Sonoma, Inc.
                            From 1998 to 2001, he was Chairman and Chief Executive
                            Officer of Foot Locker. Prior to that, he spent 17
                            years at May Department Stores serving in senior
                            management positions, including Chairman and Chief
                            Executive Officer of its Payless Shoe Source division.
                            He is a member of the Board of Directors and the Audit
                            Committee of the Signet Group plc. and he is a member of
                            the Board of Directors and the Audit Committee of Ann
                            Taylor Stores Corporation.

                                                                                       Director
Name and Age                Principal Occupation and Background                          Since      Term
------------                -----------------------------------                        --------   --------
Neele E. Stearns, Jr., 69   Presently Interim Vice Chairman of the Board of              2000     Class I
                            Directors. Also presently Interim Chief Executive
                            Officer of Boulevard Healthcare since July 2004. From
                            September 2003 to January 2004, Interim Chairman and
                            Chief Executive Officer of the Company. Mr. Stearns has
                            been Chairman of Financial Investments Corporation, a
                            private equity investment firm since February 2001. He
                            was Chairman of the Board of Wallace Computer Services,
                            Inc. from January 2000 through November 2000. Prior to
                            1995, he was President and Chief Executive Officer of CC
                            Industries, Inc. Mr. Stearns is a Director of Maytag
                            Corporation and a member of its Executive Committee and
                            Chairman of the Audit Committee. He is also a Director
                            of Click Commerce, Inc. and Chairman of the Audit
                            Committee. He is a Trustee of Evanston Northwestern
                            Healthcare and Presbyterian Homes.

Stanley P. Goldstein, 71    Former Chairman and Chief Executive Officer of CVS           1996     Class I
                            Corporation and former Chief Executive Officer of
                            Melville Corporation (CVS's predecessor). Mr. Goldstein
                            serves as a Director and Chairman of the Audit Committee
                            of Linens'n Things, Inc. He is also a Director of CVS
                            Corporation.

Robert A. Davies, III, 69   Chairman of Church & Dwight Co., Inc. since July 2004,       998      Class II
                            Chairman and Chief Executive Officer of Church & Dwight
                            Co., Inc. from February 2001 to July 2004. President,
                            Chief Executive Officer and Director of Church & Dwight
                            Co., Inc. from October 1995 to January 2001.

                                                                                       Director
Name and Age                Principal Occupation and Background                          Since      Term
------------                -----------------------------------                        --------   --------
George S. Day, 68           Geoffrey T. Boisi Professor of Marketing and                 1996     Class III
                            Co-Director, Mack Center for Technological Innovation
                            and former Director of Huntsman Center for Global
                            Competition and Innovation at The Wharton School,
                            University of Pennsylvania; consultant to companies
                            including AT&T, Eastman Kodak, General Electric, Nortel
                            Networks and IBM Corporation.

Bettye Martin Musham, 72    Chairwoman and Chief Executive Officer of Gear Holdings,     1996     Class III
                            Inc., which she co-founded in 1977.

Kenneth S. Olshan, 73       Former Chairman and Chief Executive Officer of Wells         1996     Class III
                            Rich Greene/BDDP. Mr. Olshan also serves as a director
                            of WellGen, Inc. and as a Trustee of the Central Park
                            Conservancy.

Jeffrey A. Shepard, 55      Appointed Director of the Company in January 2005.           2005      Class II
                            Mr. Shepard has been an Executive Vice President of
                            Footstar, Inc. since March 2002 and has been Chief
                            Executive Officer and President of Meldisco since 1996.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors to file with the SEC reports regarding ownership of our common stock, and to furnish us with copies of all such filings. Based on a review of these filings, we believe that all filings were timely made during fiscal 2004 except a form 4, reporting a single transaction, which was filed late by Mr. Davies.

We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to our chief executive officer, principal financial officer, principal accounting officer, and to all other directors, officers and employees. The Code of Ethics is available on our website www.footstar.com. A waiver from any provision of the Code of Ethics in favor of a director or executive officer may only be granted by the Board of Directors and any such waiver will be publicly disclosed. We will disclose substantive amendments to, and any waivers from, the Code of Ethics provided to our chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on our Internet website: www.footstar.com/financial/pdf/Code_of_Conduct_andCompliance_Program.pdf, our
Code of Conduct.

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

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM COMPENSATION
                                                                                  ----------------------------------------
                                                ANNUAL COMPENSATION                  AWARDS                      PAYOUTS
                                    -------------------------------------------   ----------------------------------------
                                                                                   Restricted/
                                                                     Other          Deferred     Securities     All Other
Name and Principal         Fiscal                                    Annual           Stock      Underlying   Compensation
Position                    Year    Salary($)      Bonus($)     Compensation($)   (Award(s)($)   Options(#)      ($)(2)
------------------         ------   ---------      --------     ---------------   ------------   ----------   ------------
Dale W. Hilpert             2004    2,108,654 (1)        0        261,734 (3)            0              0        3,075
Chairman of the Board,
Chief Executive Officer
and President

Neele E. Stearns,*          2004      305,769            0              0                0              0            0
Former Chairman of the      2003      263,076            0              0                0              0       91,750 (8)
Board, Chief Executive
Officer

Jeffrey A. Shepard,         2004      588,808            0         26,288 (3)        2,898 (5)          0        9,025
Executive Vice President    2003      561,500      368,550              0           25,708 (6)          0        8,000
                            2002      540,000      294,300              0          110,358 (7)     40,000        7,000

Stephen R. Wilson,          2004      463,154            0              0                0              0        7,175
Executive Vice              2003      439,538      223,000              0                0              0        2,500
President, Chief            2002      421,250      212,500              0                0         12,000        2,500
Administrative Officer

Maureen Richards, Senior    2004      333,077            0              0            1,258 (5)          0        7,525
Vice President, General     2003      300,076      137,250              0           11,942 (6)          0        7,000
Counsel and Corporate       2002      285,500      130,050              0            7,520 (7)     14,000        6,500
Secretary

James DeVeau                2004      295,577      116,000 (4)          0              889 (5)          0      297,025 (9)
Senior Vice President,
Logistics

* Served as Chairman of the Board and CEO from September, 2003 - January, 2004. Became Interim Vice Chairman of the Board effective January 19, 2004.

(1) For the fiscal year ended January 1, 2005, Mr. Hilpert received a base salary of $833,654 and a supplemental salary of $1,275,000.

(2) The amounts represent our contributions under our 401(k) and profit sharing plan.

(3) Amount represents perquisites for Mr. Hilpert including $157,500 for payment of housing expenses, a one-time payment of $38,255 (inclusive of a $13,255 tax gross-up) paid pursuant to his original employment agreement, $45,745 (inclusive of a $18,245 tax gross-up) paid in consideration for opting out of certain benefit plans and $20,234 for reimbursement of travel expenses. Mr.

     Hilpert will also be entitled to an additional tax gross-up on the above housing and travel expense reimbursement in the amount of $130,962 and $16,825, respectively, which has not yet been paid. The tax gross-ups were paid in accordance with Mr. Hilpert's employment agreement. For Mr. Shepard this amount represents perquisites for payment on a long-term disability plan in 2004.

(4) Mr. DeVeau ceased employment in 2004. Mr. DeVeau was a participant in the Key Employee Retention Plan ("KERP") providing bonuses and severance for key employees approved by Court order in May 2004. This amount represents payment of the KERP bonus in accordance with such plan.

(5) Amounts include the following match by the Company in deferred shares as a result of the voluntary deferral of a portion of the annual incentive bonus: Mr. Shepard, 1,343 shares, Ms. Richards, 555 shares and Mr. DeVeau, 402 shares. The amounts shown also include the following deferred shares awarded as part of the Career Equity Program, 50% of which shares vest in five years and the remaining 50% of which shares vest at retirement: Mr. Shepard, 644 shares, Ms. Richards, 307 shares and Mr. DeVeau, 207 shares. Dividends were not paid on deferred shares.

(6) Amounts include the following match by the Company in deferred shares as a result of the voluntary deferral of a portion of the annual incentive bonus: Mr. Shepard, 1,094 shares, Ms. Richards, 489 shares. The amounts shown also include the following deferred shares awarded as part of the Career Equity Program, 50% of which shares vest in 5 years and the remaining 50% of which shares vest at retirement: Mr. Shepard, 1,737 shares, Ms. Richards, 826 shares. The amounts for 2003 were not included in our previously filed 2003 10-K. Dividends were not paid on deferred shares.

(7) The number and value of all restricted stock units and of all Company grants of deferred shares including the restricted and deferred shares granted in prior years, which were held by each of the Named Officers as of January 1, 2005 was: Mr. Hilpert, 0; Mr. Shepard, 30,315 shares valued at $138,845; Mr. Wilson, 8,637 shares valued at $39,558; Ms. Richards, 7,313 shares valued at $33,492; and Mr. Stearns, 3,000 shares valued at $13,740. Dividends were not paid on restricted stock units or deferred shares.

(8)  Mr. Stearns was paid $91,750 for services as Director in 2003.

(9) This amount represents severance paid to Mr. DeVeau in accordance with the KERP of $290,000 and Company contributions under the 401(k) profit sharing plan in the amount of $7,025.

Option Grants in Last Fiscal Year. There were no grants of stock options made to the Named Officers during fiscal year 2004.

Option Exercises and Fiscal Year-End Option Holdings. The following table shows information regarding option exercises during fiscal year 2004 as well as fiscal year 2004 year-end option holdings for each of the Named Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                        SHARES                       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                      ACQUIRED ON       VALUE        OPTIONS AT FY-END (#)            AT FY-END ($)
NAME                 EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                 ------------   ------------   -------------------------    -------------------------
Dale W. Hilpert            0              0                           0                    0/0

Neele E. Stearns           0              0                   1,600/400                    0/0

Jeffrey A. Shepard         0              0              110,033/47,200                    0/0

Stephen R. Wilson          0              0               16,798/15,202                    0/0

Maureen Richards           0              0               61,353/17,522                    0/0

James DeVeau (1)           0              0                    23,360/0                    0/0

(1) As a result of his separation from employment, Mr. DeVeau no longer has any remaining stock options.

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

By order of the Court dated December 15, 2004, we are authorized to continue to honor our obligations under the Supplemental Retirement Plan with certain modifications in the event the Company is sold pursuant to a plan of reorganization as follows: future benefit calculations are modified to reflect current salary levels of participating employees, however, bonus payments used to make such calculations will be approved at the 2004 bonus level; the Supplemental Retirement Plan will not vest but will continue under its terms if a reorganization of Meldisco is effected as expected to be contemplated by the Amended Plan and no additional participants will be added to the Supplemental Retirement Plan. (See also the discussion of fixed Supplemental Plan Retirement payments on page 76 below).

Covered compensation (base pay plus annual incentive target bonus) under the Supplemental Retirement Plan as of January 1, 2005 for Mr. Shepard, Mr. Wilson and Ms. Richards was $1,072,500, $669,000, and $510,000, respectively. (Neither Mr. Hilpert or Mr. Stearns were eligible for the Supplemental Retirement Plan under the terms of their employment agreements). As of January 1, 2005, the credited years of service under the Supplemental Retirement Plan for Mr. Shepard, Mr. Wilson and Ms. Richards, were 8, 3 and 8 years, respectively. If a covered executive is terminated without "cause" or voluntarily terminates employment for "good reason" (as each such term is defined in the Supplemental Retirement Plan) contemporaneously with or within two years following a change in control, and after reaching age 60, the executive would receive a lump sum payment equal to the actuarial equivalent of the executive's normal retirement benefit. Where such termination following a change in control occurs after 10 years of service but prior to the executive reaching age 60, the executive would receive a lump sum payment equal to the actuarial equivalent of the executive's normal retirement benefit in the form of a single life annuity commencing upon such executive reaching age 60. Where such termination following a change in control occurs prior to 10 years of service, the executive would receive, payable upon such executive reaching age 60, a lump sum payment equal to the actuarial equivalent of the benefit determined by a fraction where the numerator is the executive's actual years of credited service (but not more than 10) multiplied by the executive's normal retirement benefit and the denominator is 10 (thus reducing the benefit proportionately to the extent the executive's actual years of credited service are less than 10).

For purposes of the Supplemental Retirement Plan, "change in control" is defined generally as (a) an acquisition by any person of beneficial ownership of 25% of the Company's then outstanding common stock or 25% or more of the total voting power of the Company's then outstanding securities; or (b) the approval by the stockholders of the Company of a reorganization, merger, consolidation, complete liquidation or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or similar corporate transaction; or (c) a change in the composition of the board of directors such that the individuals who, as of the effective date of the Supplemental Retirement Plan, constitute the board (the "Incumbent Board") cease for any reason to constitute at least a majority of the board (provided that any individual who becomes a member of the board subsequent to the effective date of the Supplemental Retirement Plan whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of those individuals who are members of the Incumbent Board are deemed members of the Incumbent Board; and provided, further, that any individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents other than by the board may not be considered a member of the Incumbent Board).

Employment Agreements

As of January 1, 2005, we had employment agreements with Messrs. Hilpert, Wilson and Stearns. Mr. Shepard and Ms. Richards each waived their rights under their employment agreements when they entered into the Meldisco Compensation Plan (the "Meldisco Plan") subject to retention of rights to assert claims should we breach any portion of the Meldisco Plan or non-compete agreements. The following briefly summarizes the principal terms of the employment agreements, the Meldisco Plan and the settlement agreements, subject in each case to the actual terms of the applicable agreement.

Mr. Hilpert

Mr. Hilpert entered into an agreement with us on January 15, 2004 which was amended and restated on March 1, 2004, May 27, 2004 and January 25, 2005. The agreement is for a term commencing March 1, 2004 and ending the later of January 19, 2006 or the effective date of a plan of reorganization.

The agreement provides for an annual base salary of $850,000, to be reviewed annually (subject to Court approval or creditor/equity committee approval of any increase), a one-time payment of $25,000 paid on or before January 31, 2004, and an annual incentive award opportunity of no less than 150% of base salary effective January 2, 2005 (for the fiscal year ended January 1, 2005 the agreement provided for payment of a supplemental salary, as defined). The agreement also provides for an additional incentive award of $1.7 million to be paid upon the effective date of a plan of reorganization.

The agreement generally provides for (i) participation in benefit plans and programs including retirement benefits, life insurance and medical benefits, and
(ii) restrictive covenants including non-disclosure, non-solicitation of employees and availability for litigation support. Under the terms of the agreement, Mr. Hilpert, at his option, opted out of our Supplemental Retirement Plan, financial and tax planning and excess disability plans and in consideration for exercising such option to opt out of such plans we pay him the sum of $25,000 annually.

In the event Mr. Hilpert terminates his employment with good reason, as defined (including a change in control termination) he is entitled to receive (i) base salary through the date of termination; (ii) base salary through January 19, 2006 and his 2005 annual incentive award; and (iii) the additional incentive award payable on the effective date of a plan of reorganization; to the extent that any of such amounts have not already been paid to him.

If he is terminated by us without cause he is entitled to (i) base salary through the date of termination, (ii) his base salary through January 19, 2006 and his 2005 annual incentive award to the extent such amounts have not been paid to him, and (iii)(a) one-half the additional incentive award if the termination occurs prior to the filing of a plan of reorganization with the Creditor and Equity Committees' consents or (b) the entire additional incentive award if the termination occurs after the filing of a plan of reorganization with the Creditors and Equity Committee's consent.

If Mr. Hilpert terminates his employment without good reason he is not entitled to severance. Mr. Hilpert would not be precluded from receiving the additional incentive award or the annual incentive award provided they were earned pursuant to the terms of his agreement prior to such termination. If his employment is terminated for cause, as defined, he is not entitled to the annual incentive award or the additional incentive award to the extent not already paid.

We also acknowledged that Mr. Hilpert's principal residence was located in the western United States and, as a result, agreed during the term of Mr. Hilpert's employment to lease an apartment selected by the him and to pay all rental and other amounts (including brokerage fees and security deposits) relating to such apartment, up to $15,000 per month; reimburse him for reasonable travel expenses from his principal residences to our headquarters until such time as we had leased such apartment; provide him with an automobile and pay the expenses relating to the use, upkeep and insurance thereof for use in connection with Company-related activities, the type and cost of such automobile to be mutually and reasonably agreed upon by Mr. Hilpert and the Compensation Committee of the Board; reimburse him for reasonable expenses in shipping his personal items from his current residence to the apartment leased for his use; in the event that the Company and Mr. Hilpert agree that the he should permanently relocate his principal residence near our headquarters, provide him with relocation benefits consistent with our policy to secure permanent residence within 25 miles of our headquarters; to pay the reasonable costs of two (2) trips for travel to the New York area for Mr. Hilpert and his immediate family in locating such temporary or permanent housing; and annually pay him an amount equal to $2,500 as an additional allowance under our medical plan. In the event that the above benefits, as well as the $2,500 annual payment referenced above, result in the liability to the executive for any federal, state and local tax, the Company agrees to pay an amount equal to such tax and a tax gross-up thereon. In January 2005, the Board of Directors approved a new arrangement with respect to housing and related expenses.

Under the new arrangement the lease for Mr. Hilpert's housing was terminated and he is entitled to reimbursement for travel and housing expenses incurred in connection with travel from his principal residence to our headquarters, such reimbursement includes a tax gross-up theron, (Mr. Hilpert acknowledged this amount would not exceed the prior monthly housing allowance). Mr. Hilpert will be reimbursed for reasonable expenses incurred in return shipping charges for his personal items. Mr. Hilpert will no longer be entitled to receive any relocation benefits.

If payments under the employment agreement are subject to the golden parachute excise tax, we also agreed to make an additional gross-up payment sufficient to ensure that the net after-tax amount retained by Mr. Hilpert (taking into account all taxes, including those on the gross-up payment) is the same as it would have been had such excise tax not applied.

Under Mr. Hilpert's employment agreement, "change in control" is defined generally as (i) any person, other than the Company, becoming the beneficial owner of more than 20% of the total voting power of the Company's then outstanding securities, with such person having the right to approve one or more directors or otherwise having a designee on the Board; (ii) any person, other than the Company, becoming the beneficial owner of 30% or more of the total voting power of the Company's then outstanding securities; (iii) if during any period of 2 consecutive years individuals who, at the beginning of the period, constituted the Board cease to constitute at least a majority thereof, unless the election or nomination for election for each new director was approved by vote of at least 2/3 of the directors then still in office and were directors at the beginning of the 2 year period; (iv) merger or consolidation of the Company with any other entity, other than a merger or consolidation that would result in voting securities of the Company outstanding immediately prior thereto continuing to represent at least 80% of the total voting power represented by voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (v) approval by stockholders of a plan of complete liquidation of the Company or agreement for the sale or disposition by the Company of all or substantially all the Company's assets; provided that a change in control does not include the sale of the athletic segment or the acquisition of equity by any creditor, or any Board change, under a Plan of Reorganization.

"Good Reason" includes an assignment of duties inconsistent with his CEO position without his consent, being requested to engage in illegal or criminal conduct, unapproved relocation or a material breach of the employment agreement by the Company. "Cause" is generally defined as a material breach by the Executive or conduct that constitutes gross neglect or gross misconduct resulting in material harm to the Company. "Change in Control Termination" means a termination of employment by the Executive for any or no reason within 180 days following a change in control.

Mr. Wilson

Mr. Wilson is a participant in KERP approved by order of the Court in May 2004. The retention plan provides for bonuses and severance designed to encourage key employees to remain employed by us throughout the reorganization process. In consideration for a release from any and all claims, inclusive of any claims related to his employment agreement, Mr. Wilson would be eligible to receive the following amounts in a lump sum, less applicable deductions within fourteen days of separation under the KERP plan, provided that we are in receipt of an executed copy of a release agreement (inclusive of a release of all rights under his employment agreement) and the revocation period has expired: (i) $669,000 ($111,500 of which was paid to Mr. Wilson in July 2005 pursuant to Court order with the balance to be paid upon termination of employment or emergence from Chapter 11, whichever comes first) and (ii) seventy-eight (78) weeks of guaranteed severance.

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

Mr. Wilson's employment agreement (before taking into account any limitations imposed by the Court) provides for: (i) automatic one-year extensions unless either party provides 180 days notice of non-renewal; (ii) salary review annually but no decreases; (iii) participation in annual incentive compensation programs with a target at 50% of base salary; (iv) participation in long term incentive compensation programs with a target award opportunity at 30% of base salary; (v) participation in benefit plans and programs including retirement benefits, life insurance, medical benefits, and the Supplemental Retirement Plan; (vi) deferred compensation arrangements; and (vii) restrictive covenants including an 18-month non-competition, non-disclosure, non-solicitation of employees and availability for litigation support.

Mr. Wilson's employment agreement also provides that if he is terminated without cause prior to a change in control (before taking into account any limitations imposed by the Court) for the receipt of (i) base salary earned through termination; (ii) continued payment of base salary for 18 months; (iii) a lump sum amount equal to his pro rata annual incentive award for the year in which termination occurs at an annual incentive target level of base salary; (iv) an amount equal to 1.5 times an annual incentive target level of base salary payable in monthly installments over 18 months; (v) a grant of common stock equal to any outstanding award of contingent shares including any matching grant under our "STEP" program and under our "Founder's Stock" or similar program (multiplied by a fraction the numerator of which is the number of completed years of service and the denominator is the vesting period); (vi) the right to exercise all vested stock options for the shorter of 18 months or the remainder of the exercise period; (vii) immediate vesting and lump sum payment of all outstanding awards under our Career Equity Program (which was our long term incentive plan, with awards payable 50% in cash and 50% in deferred shares based on achievement of financial targets measured over three-year cycles) relating to completed performance cycles; (viii) payment of the balance of any unpaid incentive awards earned as of December 31 of the prior year; (ix) settlement of all deferred compensation arrangements and (x) continued participation in all medical, health and life insurance plans until the earlier of 18 months or the receipt from a subsequent employer of equivalent coverage. Mr. Wilson's employment agreement further provides that if employment is terminated without cause following a change in control (as defined) (before taking into account any limitations imposed by the Court) for the receipt of the above benefits except that options would be exercisable for 24 months, participation in medical and insurance programs could continue for 24 months; receipt of a lump sum severance payment of 2 times base salary and a lump sum severance payment of 2 times base salary multiplied by an annual incentive target level; and grants of common stock under our "STEP" program and the "Founder's Stock" or similar program would be made without regard to designated vesting periods.

If any such payments are subject to the golden parachute excise tax, we are required to make an additional gross-up payment sufficient to ensure that the net after-tax amount retained by Mr. Wilson (taking into account all taxes, including those on the gross-up payment) would be the same as would have been the case had such excise tax not applied.

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

Mr. Shepard and Ms. Richards

Mr. Shepard and Ms. Richards are participants under the Meldisco Plan. The Meldisco Plan is designed to retain the services of key executives critical to our business. The Meldisco Plan was approved by the Court on December 15, 2004.

Under the Meldisco Plan, after entering into a confidentiality and non-competition agreement providing that the executives would not compete with us during their employment and for a period ending at the earlier of (a) 12 months after the executives are terminated or (b) 12 months after the Master Agreement is terminated, these executives are eligible for:

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

     - Retention bonuses will be pro-rated in the event of an involuntary termination during fiscal year 2005. If there is a sale of the Company, we will also pay the retention bonus on a pro rated basis.

     - If there is a sale of the Company as part of its plan of reorganization, and the executive is not offered comparable employment by the acquiring entity, Mr. Shepard would be entitled to receive a guaranteed severance payment in an amount equal to 24 months of base pay and an annual target incentive, a KERP payment of $936,000 and a fixed Supplemental Retirement Plan payment of $1,010,300. Under the same circumstances, Ms. Richards would be entitled to receive a guaranteed severance payment in an amount equal to 18 months of base pay and an annual bonus at target, a KERP payment of $495,000 and a fixed Supplemental Retirement Plan payment of $462,700.

     - In the event of involuntary termination other than in connection with such sale of the Company, Mr. Shepard would receive a guaranteed severance payment in an amount equal to 18 months of base pay and an annual target incentive, a KERP payment of $936,000 and a pro-rata payment of fiscal year 2005 performance and retention bonuses. Ms. Richards

     - would receive a guaranteed severance payment in an amount equal to 18 months of base pay and an annual bonus at target, a KERP payment of $495,000 and a pro rata payment of fiscal year 2005 performance and retention bonuses.

     - If we effect our Amended Plan, and the executive is employed by us on the emergence date, the executive will receive the balance of any KERP payment due, performance (provided free cash flow goals are achieved) and retention bonuses not yet paid for fiscal 2005, the right to receive a guaranteed severance payment in an amount equal to 18 months of base pay and an annual bonus at target in the event of involuntary termination and the right to continued participation in the Supplemental Retirement Plan subject to all terms of such plan as in effect before the Company filed for bankruptcy protection.

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

Mr. Stearns' employment agreement was amended on January 16, 2004 to reflect that effective March 1, 2004 his employment changed to a per diem basis, as needed. He would continue to serve as Interim Vice Chairman of the Board of Directors and as a director of the Company. He is no longer eligible to participate in any employee benefits programs but is compensated at the rate of $5,000 per diem, as needed. In lieu of paying Mr. Stearns' for partial days worked, we pay him a $1,000 fee for his participation in meetings with our senior management. He is also no longer eligible to participate in severance benefits upon termination of employment.

Director Compensation

Directors, as of January 1, 2005, who are not receiving compensation as officers or employees of the Company or any affiliate ("non-employee directors") are paid an annual retainer of $25,500 and a $1,000 fee for attendance at each meeting of the Board or any committee of the Board. Non-employee directors are entitled to a $2,500 annual fee for serving as a committee chair, other than for the Audit Committee Chair, who is paid an annual retainer of $7,500. Non-employee directors are also eligible to participate in the 1996 Non-Employee Director Stock Plan (the "1996 Director Plan"). Under the 1996 Director Plan, each non-employee director receives a one-time non-qualified option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of common stock on the grant date. Each option becomes exercisable in 20% increments beginning one year from the date of grant, and thereafter remains exercisable until the option expires. As of January 1, 2005, the 1996 Director Plan also provides for an automatic grant of 4,000 stock units ("Stock Units") to each non-employee director on the date of each annual meeting of the Company's stockholders. We have not held an annual meeting since 2002, so no grants have been made since such time. Each Stock Unit represents the right to receive one share of common stock at the end of a specified period. Fifty percent of such Stock Units vest six months and a day after the grant date, provided the non-employee director has not ceased to serve as a director for any reason other than death, disability, or retirement at or after attaining age 65, except that payment of such Stock Units will be accelerated in the event of a change in control.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board is comprised of three outside independent directors, George S. Day, Stanley P. Goldstein and Bettye Martin Musham.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to beneficial ownership of the outstanding common stock of the Company as of July 30, 2005, by each person known to us to own beneficially more than 5% of the outstanding common stock, by each director of the Company, by each of the Named Officers and by all directors and executive officers of the Company as a group. To our knowledge, except as otherwise indicated, all persons listed below have sole voting and investment power with respect to such shares.

                                        NUMBER OF COMMON SHARES
       NAME OF BENEFICIAL OWNER          BENEFICIALLY OWNED (1)   PERCENT OF CLASS
       ------------------------         -----------------------   ----------------
Directors and Named Officers:
   Robert A. Davies, III                      15,993 (2)                 *
   George S. Day                              26,705 (2)                 *
   Stanley P. Goldstein                       73,292 (2)(3)              *
   Dale W. Hilpert                                 0                     *
   Bettye Martin Musham                       16,347 (2)                 *
   Kenneth S. Olshan                          20,677 (2)                 *
   Neele E. Stearns, Jr.                       9,000 (2)                 *
   Jeffrey A. Shepard                        232,611 (2)                 *
   Stephen R. Wilson                          35,569 (2)                 *
   Maureen Richards                          101,454 (2)                 *

   All current executive officers and
      directors as a group                   531,648 (2)(3)
   James DeVeau (4)                           29,676 (4)                 *

5% Stockholders:
   FMR Corp.
   Edward C. Johnson, 3d and
   Abigail P. Johnson
      82 Devonshire Street
      Boston, MA 02109                     2,047,200 (5)               10.0%

   ESL Partners, L.P.
   ESL Institutional Partners, L.P.
   ESL Investors, L.L.C.
   ESL Investment Management, L.L.C.
   200 Greenwich Avenue
   Greenwich, CT 06830                     1,999,800 (6)                9.8%

                                        NUMBER OF COMMON SHARES
       NAME OF BENEFICIAL OWNER          BENEFICIALLY OWNED (1)   PERCENT OF CLASS
       ------------------------         -----------------------   ----------------
North Run Capital, L.P.
North Run GP, L.P.
North Run Advisors, L.L.C.
Todd B. Hammer
Thomas B. Ellis
   One International Place, Ste 2401
   Boston, MA 02110                        2,000,000 (7)                9.8%

Triage Management, L.L.C.
Leonid Frenkel
   401 City Avenue, Suite 526
   Bala Cynwyd, PA  19004
Triage Offshore Fund, Ltd.
   c/o International Fund
   Administration, Ltd.
   48 Par-la-Ville Road, Suite 464
   Hamilton, HM11 Bermuda                  1,849,859 (8)                9.1%

Dimensional Fund Advisors Inc.
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401                  1,194,000 (9)                5.9%

Schultze Asset Management, LLC
George J. Schultze
   3000 Westchester Avenue
   Purchase, NY 10577                      1,117,713 (10)               5.6%
Couchman Partners, L.P.
   c/o Hedge Fund Services (BVI)
   Limited
   Skelton Building, 2nd Floor
   Road Town, Tortola
   British Virgin Islands
Couchman Capital, L.L.C.
Jonathan Couchman
   800 Third Avenue, 31st Floor
   New York, NY 10022                      1,121,900 (11)               5.5%

1. Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power and includes restricted or deferred shares.

2. The amounts shown also include the following shares issuable pursuant to stock options which, as of July 30, 2005, were currently exercisable or would become exercisable within 60 days: Mr. Shepard, 133,234; Mr. Wilson, 23,198; Ms. Richards, 70,474; Mr. Davies, 2,000; Dr. Day, 2,000; Mr. Hilpert, 0; Mr. Goldstein, 2,000; Ms. Musham, 2,000; Mr. Olshan, 2,000; and Mr. Stearns, 2,000.

3. Of the shares shown, 5,758 shares are owned by Mr. Goldstein's wife. Mr. Goldstein disclaims beneficial ownership of such shares.

4. Ceased employment in December 2004 and calculations based on information available to us as of July 30, 2005.

5. Pursuant to a Schedule 13G filed on February 14, 2005, FMR Corp., Edward C. Johnson, 3d and Abigail P. Johnson (collectively "FMR"); FMR has sole voting power with respect to no shares and sole dispositive power with respect to 2,047,200 shares.

6. Pursuant to a Schedule 13G filed on July 2, 2004, ESL Partners, L.P. has sole voting and sole dispositive power with respect to 1,483,798 shares; ESL Investment Management L.L.C has sole voting and sole dispositive power with respect to 2,313 shares; ESL Institutional Partners, L.P. has sole voting and sole dispositive power with respect to 9,847 shares; and ESL Investors, L.L.C. has sole voting and sole dispositive power with respect to 503,842 shares.

7. Pursuant to a Schedule 13G filed on March 17, 2004, North Run Capital, L.P. North Run GP, L.P., North Run Advisors, L.L.C., Todd B. Hammer and Thomas
     B. Ellis (collectively "North Run"), North Run has sole voting and sole dispositive power with respect to 2,000,000 shares.

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

9. Pursuant to a Schedule 13G filed on February 9, 2005, Dimensional Fund Advisors Inc. has sole voting and sole dispositive power with respect to 1,194,000 shares.

10. Pursuant to a Schedule 13D/A filed on June 28, 2005, Schultze Asset Management, LLC and George J. Schultze have shared voting and shared dispositive power with respect to 1,143,413 shares.

11. Pursuant to a Schedule 13G filed on March 12, 2004, Couchman Partners, L.P., Couchman Capital, L.L.C. and Jonathan Couchman (collectively "Couchman"), Couchman has sole voting and sole dispositive power with respect to 1,121,900 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    (c)
                                                                                            Number of securities
                                            (a)                         (b)               remaining available for
                                Number of securities to be   Weighted-average exercise     future issuance under
                                  issued upon exercise of       price of outstanding     equity compensation plans
                                   outstanding options,               options,             (excluding securities
        Plan category               warrants and rights         warrants and rights       reflected in column (a))
        -------------           --------------------------   -------------------------   -------------------------
Equity compensation plans
   approved by security
   holders (1)                             716,026                     $28.00                    1,675,996
Equity compensation plans not
   approved by security
   holders (2)                             474,099                     $30.00                    1,455,308
                                         ---------                     ------                    ---------
   Total                                 1,190,125                     $29.00                    3,131,304

(1)  1996 Non-Employee Director Stock Plan and 1996 Incentive Compensation Plan

(2)  2000 Equity Incentive Plan

Our 2000 Equity Incentive Plan was adopted by the Board and became effective on March 10, 2000. The plan is administered as a "broadly-based plan" within the meaning of Section 312 of the New York Stock Exchange Listing Rules. The plan provides for grants of stock options and other stock based awards to our full-time employees other than to any individual who would be a named executive officer in the proxy statement to be filed with the SEC in connection with the annual meeting for the applicable year. Participants in the plan may be granted stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, or other stock based awards, performance awards or annual incentive awards. All stock option grants have an exercise price per share no less than the fair market value per share of common stock on the grant date and may have a term of no longer than ten years from grant date. For further information concerning the plan, see Note 23 to the Consolidated Financial Statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for (1) professional audit services rendered by KPMG LLP for the audit of our annual financial statements for fiscal 2002, and fees billed for other services rendered by KPMG LLP and (2) professional audit services rendered by APM for fiscal 2003 and 2004.

                                     2002        2003       2004
                                  ----------   --------   --------
Audit fees (1)                    $6,377,000   $900,000   $900,000
Audit-related fees (2)                38,000     16,800     19,000
                                  ----------   --------   --------
   Audit and audit related fees    6,415,000    916,800    919,000
Tax fees                              40,000         --         --
                                  ----------   --------   --------
   Total fees                     $6,455,000   $916,800   $919,000
                                  ==========   ========   ========

(1) Audit fees for fiscal 2002 include fees relating to our restatement of our consolidated financial statements. Audit fees for fiscal 2004 include fees relating to management's assessment of internal controls over financial reporting. The audit fees above exclude KPMG fees of $200,000 incurred in 2005 in connection with the reissuance of its opinions and the discontinued operations restatement as it relates to the 2003 Form 10-K and 2004 Form 10-K.

(2) Audit related fees consist of fees for audits of the financial statements of our employee benefit plans.

POLICY FOR APPROVAL OF AUDIT SERVICES

The services performed by our independent registered public accounting firm in 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform. The policy also requires that requests or applications to provide services that require specific approval, in each of the specified categories, be presented to the Audit Committee for pre-approval together with a statement as to whether such request or application is consistent with application rules on auditor independence. Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

Any services for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee where fees do not exceed $50,000. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. Any proposed services exceeding the pre-approval fee levels will require specific pre-approval by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
The following financial statements are included within this report:

   Report of Independent Registered Public Accounting Firm                   F-2

   Report of Independent Registered Public Accounting Firm                   F-3

   Report of Independent Registered Public Accounting Firm                    59

   Consolidated Statements of Operations for the Fiscal Years
      ended January 1, 2005, January 3, 2004 and December 28, 2002           F-4

   Consolidated Balance Sheets as of January 1, 2005 and                     F-5
      January 3, 2004
   Consolidated Statements of Shareholders' Equity and Comprehensive
      Income for the Fiscal Years ended January 1, 2005, January 3, 2004
      and December 28, 2002                                                  F-6
   Consolidated Statements of Cash Flows for the Fiscal Years ended
      January 1, 2005, January 3, 2004 and December 28, 2002                 F-7

   Notes to Consolidated Financial Statements                                F-8

(A)(2) SCHEDULE

                                                                            Page
                                                                            ----
The following schedule is included in Part IV of this report:

   Schedule II - Valuation and Qualifying Accounts for the Fiscal            85
      Years ended January 1, 2005, January 3, 2004 and December 28, 2002


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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                                         PAGE
                                                                                         ----
Report of Independent Registered Public Accounting Firm                                   F-2

Report of Independent Registered Public Accounting Firm                                   F-3

Consolidated Statements of Operations for the Fiscal Years Ended January 1,
2005, January 3, 2004 and December 28, 2002                                               F-4

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004                     F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for
the Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002             F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1,
2005, January 3, 2004 and December 28, 2002                                               F-7

Notes to Consolidated Financial Statements                                                F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years ended
January 1, 2005, January 3, 2004 and December 28, 2002                          (Part IV, Item 15(a)2)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the consolidated balance sheets of Footstar, Inc. and subsidiaries (the "Company") as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004 and the results of its operations and its cash flows for the years ended January 1, 2005 and January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of the internal control over financial reporting of Footstar, Inc. and Subsidiaries as of January 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

We have also audited the consolidated financial statement schedule listed in the index at item 15(a), Schedule II for the years ended January 1, 2005 and January 3, 2004. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects information set forth therein.


/s/ Amper, Politziner & Mattia, P.C.
Edison, New Jersey
September 27, 2005

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income and cash flows of Footstar, Inc. and Subsidiary Companies for the year ended December 28, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 28, 2002. These consolidated financial statements and the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Footstar, Inc. and Subsidiary Companies for the year ended December 28, 2002 in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the accompanying statements of operations and cash flows for the fiscal year ended December 28, 2002 have been restated to give effect to the Company's Shoe Zone, Gordmans and Federated store discontinued operations.

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


/s/ KPMG LLP
New York, New York

August 27, 2004, except as to Note 3 as it relates to Fiscal 2002 which is as of September 27, 2005.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)

                                                                              For the Fiscal Years Ended
                                                                -----------------------------------------------------
                                                                JANUARY 1, 2005   January 3, 2004   December 28, 2002
                                                                ---------------   ---------------   -----------------
                                                                                      (Note 3)           (Note 3)
Net sales                                                            $800.2            $962.4            $1,321.3
Cost of sales                                                         535.8             650.3               899.8
                                                                     ------            ------            --------
GROSS PROFIT                                                          264.4             312.1               421.5
Store operating, selling, general and administrative expenses         236.1             250.7               308.8
Depreciation and amortization                                          21.7              19.0                19.9
Loss on Kmart Settlement                                                6.3                --                  --
Restructuring, asset impairment and other charges, net                   --               2.5                14.0
Bad debt expense - Ames Department Stores                                --                --                 9.2
Other income                                                           (9.2)             (5.4)                 --
Interest expense                                                       11.0              23.4                 9.5
Interest income                                                          --              (1.1)               (1.1)
                                                                     ------            ------            --------
(LOSS) INCOME BEFORE REORGANIZATION ITEMS, INCOME TAXES,
   MINORITY INTERESTS, DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                          (1.5)             23.0                61.2
Reorganization items                                                  (37.1)               --                  --
                                                                     ------            ------            --------
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                                            (38.6)             23.0                61.2
Benefit (provision) for income taxes                                    2.9             (10.0)              (70.9)
                                                                     ------            ------            --------
(LOSS) INCOME BEFORE MINORITY INTERESTS, DISCONTINUED
   OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                               (35.7)             13.0                (9.7)
Minority interests in net loss (income)                                11.0             (17.3)              (37.1)
                                                                     ------            ------            --------
LOSS FROM CONTINUING OPERATIONS                                       (24.7)             (4.3)              (46.8)
Loss from discontinued operations, net of tax                         (66.7)            (50.1)              (32.4)
Gain from disposal of Athletic Segment, net of tax                     21.4                --                  --
                                                                     ------            ------            --------
LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF A CHANGE IN          (70.0)            (54.4)              (79.2)
   ACCOUNTING PRINCIPLE
Cumulative effect of a change in accounting principle                    --                --               (24.3)
                                                                     ------            ------            --------
NET LOSS                                                             $(70.0)           $(54.4)           $ (103.5)
                                                                     ======            ======            ========
AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted                                                      20.5              20.5                20.4
                                                                     ======            ======            ========
LOSS PER SHARE:
Basic and diluted:
   Loss from continuing operations                                   $(1.20)           $(0.21)           $  (2.29)
   Loss from discontinued operations                                  (2.21)            (2.44)              (1.58)
   Cumulative effect of a change in accounting principle                 --                --               (1.19)
                                                                     ------            ------            --------
   Net loss                                                          $(3.41)           $(2.65)           $  (5.06)
                                                                     ======            ======            ========

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                    JANUARY 1, 2005   January 3, 2004
                                                    ---------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 189.6           $   1.1
   Accounts receivable, net                                22.1              16.6
   Inventories                                             98.9             179.7
   Prepaid expenses and other current assets               28.4              23.1
   Assets related to discontinued operations                6.2             284.5
                                                        -------           -------
      Total current assets                                345.2             505.0
Property and equipment, net                                35.4             147.2
Intangible assets, net                                     10.3              11.0
Deferred charges and other noncurrent assets                3.2               1.5
                                                        -------           -------
      Total assets                                      $ 394.1           $ 664.7
                                                        =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise
   Notes payable                                        $    --           $ 198.0
   Accounts payable                                        48.0              79.8
   Accrued expenses                                        48.0              51.4
   Amount due under Kmart Settlement                       45.0                --
   Income taxes payable                                     2.0               2.0
   Liabilities related to discontinued operations           3.5             110.5
Liabilities subject to compromise                         152.3                --
                                                        -------           -------
      Total current liabilities                           298.8             441.7
                                                        -------           -------
Other long-term liabilities                                38.5              58.9
Amount due under Kmart Settlement                           5.5                --
Minority interests in subsidiaries                           --              42.2
                                                        -------           -------
      Total liabilities                                   342.8             542.8
                                                        -------           -------
Shareholders' equity:
   Common stock $.01 par value: 100,000,000 shares
      authorized; 31,018,065 and 30,949,958 shares
      issued                                                0.3               0.3
   Additional paid-in capital                             343.1             345.2
   Accumulated other comprehensive loss                      --              (0.4)
   Treasury stock: 10,711,569 shares, at cost            (310.6)           (310.6)
   Unearned compensation                                   (0.4)             (1.5)
   Retained earnings                                       18.9              88.9
                                                        -------           -------
      Total shareholders' equity                           51.3             121.9
                                                        -------           -------
      Total liabilities and shareholders' equity        $ 394.1           $ 664.7
                                                        =======           =======

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                     Accum.
                                                                                                     Other
                                                                                                    Compre-
                                 Common Stock        Treasury Stock     Add'l   Unearned            hensive
                              ------------------  -------------------  Paid-in   Compen-  Retained   Income
                                Shares    Amount    Shares     Amount  Capital   sation   Earnings   (Loss)   Total
                              ----------  ------  ----------  -------  -------  --------  --------  -------  -------
BALANCE AS OF DECEMBER 29,
   2001                       30,770,372   $0.3   10,711,569  $(310.6) $347.3    $(5.8)    $246.8    $(0.1)  $ 277.9
Comprehensive loss:
   Net loss                           --     --           --       --      --       --     (103.5)      --    (103.5)
   Unrealized loss on
      interest rate swap
      agreement                       --     --           --       --      --       --         --     (1.5)     (1.5)
                                                                                                             -------
Total comprehensive loss                                                                                      (105.0)
Common stock incentive
   plans                         125,820     --           --       --    (1.0)     2.9         --       --       1.9
                              ----------   ----   ----------  -------  ------    -----     ------    -----   -------
BALANCE AS OF DECEMBER 28,
   2002                       30,896,192   $0.3   10,711,569  $(310.6) $346.3    $(2.9)    $143.3    $(1.6)  $ 174.8
Comprehensive loss:
   Net loss                           --     --           --       --      --       --      (54.4)      --     (54.4)
   Unrealized gain on
      interest  rate swap
      agreement                       --     --           --       --      --       --         --      1.2       1.2
                                                                                                             -------
Total comprehensive loss                                                                                       (53.2)
Common stock incentive
   plans                          53,766     --           --       --    (1.1)     1.4         --       --       0.3
                              ----------   ----   ----------  -------  ------    -----     ------    -----   -------
BALANCE AS OF JANUARY 3,
   2004                       30,949,958   $0.3   10,711,569  $(310.6) $345.2    $(1.5)     $88.9    $(0.4)  $ 121.9
Comprehensive loss:
   Net loss                           --     --           --       --      --       --      (70.0)      --     (70.0)
   Unrealized gain on
      interest  rate swap
      agreement                       --     --           --       --      --       --         --      0.4       0.4
                                                                                                             -------
Total comprehensive loss                                                                                       (69.6)
Common stock incentive
   plans                          68,107     --           --       --    (2.1)     1.1         --       --      (1.0)
                              ----------   ----   ----------  -------  ------    -----     ------    -----   -------
BALANCE AS OF JANUARY 1,
   2005                       31,018,065   $0.3   10,711,569  $(310.6) $343.1    $(0.4)     $18.9    $  --   $  51.3
                              ----------   ----   ----------  -------  ------    -----     ------    -----   -------

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                         For the Fiscal Years Ended
                                                                                   --------------------------------------
                                                                                   JANUARY 1,   January 3,   December 28,
                                                                                      2005         2004          2002
                                                                                   ----------   ----------   ------------
                                                                                                 (Note 3)      (Note 3)
Cash flows from operating activities:
   Net loss                                                                         $ (70.0)      $(54.4)      $(103.5)
   Loss from discontinued operations                                                  (45.3)       (50.1)        (32.4)
                                                                                    -------       ------       -------
Loss from continuing operations                                                       (24.7)        (4.3)        (71.1)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
      Restructuring, asset impairment and other charges
         (reversals), net                                                                --         18.2          43.1
      Loss on sale of assets included in reorganization items                          24.1           --            --
      Bad debt expense                                                                   --           --           9.4
      Minority interests in net (loss) income                                         (11.0)        17.3          37.1
      Depreciation and amortization                                                    21.7         19.0          19.9
      Cumulative effect of change in  accounting principle                               --           --          24.3
      Loss on disposal of fixed assets                                                  2.1         17.5           2.2
      Deferred income taxes                                                            (1.6)        (0.9)         50.8
      Stock incentive plans                                                            (1.0)         0.7           0.4
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                               (6.6)        19.9          12.0
         Decrease (increase) in inventories                                            72.0         (6.6)         22.3
         (Increase) in prepaid expenses and other assets                               (5.7)        (0.6)        (21.1)
         Increase (decrease) in accounts payable, accrued expenses and amount
            due under Kmart Settlement                                                  7.4        (23.9)        (10.6)
         (Decrease) increase in income taxes payable and other long-term
            liabilities                                                                (2.1)       (27.9)          7.0
                                                                                    -------       ------       -------
            Net cash  provided by operating activities                                 74.6         28.4         125.7
                                                                                    -------       ------       -------
Cash flows provided by (used in) investing activities:
   Additions to property and equipment                                                 (3.8)       (17.5)        (39.8)
   Proceeds from the sale of assets included in reorganization items                   47.4           --            --
   Proceeds from sale of furniture and equipment and building                            --           --           3.7
   Proceeds from sale of the Athletic Segment                                         222.1           --            --
                                                                                    -------       ------       -------
            Net cash provided by (used in) investing activities                       265.7        (17.5)        (36.1)
                                                                                    -------       ------       -------
Cash flows (used in) provided by financing activities:
   Net (payments) proceeds from note payable                                         (198.0)        51.2          (0.1)
   Dividends paid to minority interests                                                  --        (36.2)        (44.8)
   Payments for return of capital to minority shareholders                               --           --          (0.5)
   Proceeds from exercise of stock options                                               --           --           1.0
   Payments on capital leases                                                            --         (0.8)         (0.8)
   Payments on mortgage note                                                             --         (0.8)         (0.7)
   Other                                                                                0.3         (1.4)         (1.4)
                                                                                    -------       ------       -------
            Net cash (used in) provided by financing activities                      (197.7)        12.0         (47.3)
                                                                                    -------       ------       -------
Discontinued operations                                                                45.9        (35.2)        (41.4)
                                                                                    -------       ------       -------
            Net increase (decrease) in cash and cash equivalents                      188.5        (12.3)          0.9
                                                                                    -------       ------       -------
Cash and cash equivalents, beginning of year                                            1.1         13.4          12.5
Cash and cash equivalents, end of year                                              $ 189.6       $  1.1       $  13.4
                                                                                    -------       ------       -------

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

Footstar, Inc. ("Footstar", the "Company", "we", "us" or "our") is a holding company in which its businesses are operated through its subsidiaries. We are principally a retailer conducting business through our Meldisco and, formerly, Athletic segments. (see Note 1 "Business Risks - Bankruptcy Filing"). The Meldisco segment (the "Meldisco Segment" or "Meldisco") sells family footwear through licensed footwear departments and wholesale arrangements. Prior to its disposition the Athletic Segment sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet) and via catalogs and the Internet.

1.   BUSINESS RISKS - BANKRUPTCY FILING

Commencing March 2, 2004 ("Petition Date"), Footstar and most of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases are being jointly administered under the caption "In re: Footstar, Inc., et al. Case No. 04-22350 (ASH)" (the "Chapter 11 Cases"). The Debtors are currently operating their business and managing their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court.

Although the process for the disposition of our Athletic Segment commenced in 2003, as part of our initial reorganization plans after filing Chapter 11, we closed 166 underperforming stores within the Athletic Segment: all 88 Just For Feet stores; 75 Footaction stores and three Uprise stores. On April 21, 2004, we received Court approval to sell to certain affiliates of Foot Locker, Inc. (collectively "Foot Locker") 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the other three remaining Footaction stores (see Note 3 "Discontinued Operations" and Note 11 "Assets and Liabilities Related to Discontinued Operations").

Within the Meldisco Segment, we exited the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc.("Federated"), and 44 Gordmans, Inc. ("Gordmans") stores; closed 13 Shoe Zone stores and sold 26 Shoe Zone stores located in Puerto Rico. In fiscal 2004, 2003 and 2002 the net sales of these Meldisco businesses were $24.1 million, $53.2 million and $24.7 million, respectively. These stores are reflected as discontinued operations (see Note 3 "Discontinued Operations" and Note 11 "Assets and Liabilities Related to Discontinued Operations").

In March 2004, we entered into a debtor-in-possession credit agreement, which was substantially amended in May 2004, July 2004 and July 2005 (see Note 16 "The Amended DIP and Exit Credit Facility").

During 2004, we sold certain other assets, including our distribution centers in Mira Loma, California ("Mira Loma") and Gaffney, South Carolina ("Gaffney"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which has agreed to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and physical distribution services agreement (the "FMI Agreement"). See Note 28 "Commitments and Contingencies". We sold Gaffney to Automated Distribution Systems, L.P., a logistics provider, for approximately $20.2 million.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Bankruptcy Code, we have the ability to reject executory contracts and unexpired leases, subject to the approval of the Court and certain other conditions. Parties affected by the rejection of a contract or lease may file claims against us in the Court in accordance with the Bankruptcy Code. Due to the uncertain nature of many of the potential claims, which have been or may be asserted against us, we are unable to project the magnitude of such claims with certainty. We have incurred, and will continue to incur, significant costs associated with our reorganization.

In order to exit Chapter 11 successfully, we will need to obtain Court confirmation of a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code. At this time, it is not possible to accurately predict the effect of the Chapter 11 Cases on our business, creditors or stockholders or when we may emerge from Chapter 11, if at all.

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. Following the Kmart Settlement, we anticipate filing an amended plan with the Court (the "Amended Plan"). The Amended Plan is expected to provide for an orderly reorganization of the Company and certain cash distributions and be subject to a vote by eligible ballot holders. The Amended Plan is also expected to provide for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan is also expected to provide that we will not emerge from bankruptcy until we file with the SEC these periodic reports required by the SEC. Although we expect that creditors in the bankruptcy will be paid in full, the timing of such payments is currently subject to negotiation and is expected to be specified in the Amended Plan.

On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption, interpretation and amendment of the Master Agreement with Kmart, effective July 1, 1995, as amended (the "Master Agreement"). On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which is effective as of January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Master Agreement as amended by the Kmart Settlement (the "Amended Master Agreement"). See Note 5 "Meldisco's Relationship with Kmart".

The Company is currently reorganizing under Chapter 11. If the Company is not successful in its reorganization it will face liquidation and cease to be a going concern. It is not currently known whether management will be able to successfully complete its reorganization plan or whether the Court will approve the Company's emergence from Chapter 11, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this uncertainty include continuing to operate the business to maximize cash flow for payment to creditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of all subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. The minority interests represent the 49% participation of Kmart in the ownership of substantially all subsidiaries of Meldisco formed or to be formed for the purpose of operating licensed footwear departments in Kmart stores (see Note 5 "Meldisco's Relationship with Kmart" for the elimination of Kmart's interests as of January 2, 2005).

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

BASIS OF PRESENTATION

Our fiscal 2004 financial statements have been prepared in accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, our pre-petition liabilities that are subject to compromise are reported separately in the accompanying balance sheet as an estimate of the amount that will ultimately be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items. See Note 15 "Liabilities Subject to Compromise" and Note 22 "Reorganization Items".

FISCAL YEARS

The accompanying financial statements include our consolidated results of operations, assets and liabilities for the 53-week fiscal year ended January 3, 2004 and for the 52-week fiscal years ended January 1, 2005 and December 28, 2002.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates, which may be impacted by management's estimates and assumptions, are discussed in these notes and include the valuation and aging of inventory and shrink reserve, the impairment of long-lived assets, insurance liabilities, the valuation of deferred taxes, other intangible assets, the valuation of retiree medical benefits and the reserve for excess rent and minority interest.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets, ("Statement No. 142") as of the first day of fiscal year 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. (see
Note 13 "Goodwill and Other Intangible Assets.") Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144. Intangible assets that do not have indefinite useful lives consist of trade names and trademarks and are classified within other noncurrent assets in the accompanying consolidated balance sheets. The costs of these intangibles are amortized on a straight-line basis over the estimated useful lives of the respective assets and liabilities, which range from 5 to 20 years.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING COSTS

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs are recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and were $21.5 million, $24.2 million and $32.8 million in 2004, 2003 and 2002, respectively.

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

POSTRETIREMENT BENEFITS

We provide a defined benefit health care plan for substantially all retirees who meet certain eligibility requirements, including current active full-time associates who had a minimum of 10 years of service as of December 31, 1992 and work up to age 60. As of January 1, 2005 and January 3, 2004, we had an accrual of $27.9 million and $29.3 million, respectively, relating to postretirement benefits in other long-term liabilities on our consolidated balance sheets. The annual cost of postretirement benefits is funded as it arises and the cost is recognized over an employee's term of service to us (see Note 26 "Postretirement Benefits".)

INSURANCE LIABILITIES

We are primarily self-insured for health care costs. We maintain workers' compensation insurance that has a deductible of $250,000, property insurance with deductibles ranging between $25,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, including medical, postretirement benefits, workers' compensation, general, automobile and property claims, provisions are made for our actuarially determined estimates of discounted future claim costs for such risks.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION PLANS

As permitted under Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we have elected not to adopt the fair value method of accounting for our stock-based compensation plans, but continue to apply the provisions of Accounting Principles Board Opinion ("APB 25"), Accounting for Stock Issued to Employees. In accordance with APB 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense is also not recorded for employee purchases of stock under the 1997 Associate Stock Purchase Plan since the plan is non-compensatory as defined in APB 25. We plan to adopt FASB Statement No. 123 (Revised 2004), which requires that the fair value of share-based payments to employees be expensed, in 2006 (see Note 4 "Impact of Recently Issued Accounting Standards".)

As of January 1, 2005, we had three stock-based employee compensation plans (see
Note 23 "Stock Incentive Plans.") We have adopted the disclosure standards of Statement No. 123 and Statement No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure (an amendment of FASB Statement No. 123) which requires us to provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value method of accounting for stock options as defined in Statement No. 123 had been applied.

The following table illustrates the effect on net loss and loss per share amounts if we had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in millions, except per share amounts):

                                              2004     2003      2002
                                             ------   ------   -------
NET LOSS:
      Reported                               $(70.0)  $(54.4)  $(103.5)
         Stock-based employee compensation
            expense determined under fair
            value method for all awards          --     (0.8)     (7.0)
                                             ------   ------   -------
      Pro forma net loss                     $(70.0)  $(55.2)  $(110.5)
                                             ------   ------   -------
LOSS PER SHARE:
   Basic and Diluted:
      Reported                               $(3.41)  $(2.65)  $ (5.06)
      Pro forma                              $(3.41)  $(2.69)  $ (5.41)

The weighted average fair value of options granted during fiscal year 2002 was $13.75. There were no options granted during fiscal 2004 or 2003. During 2002, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility       49.6%
Expected life in years     6.0
Risk-free interest rate    4.4%
Assumed forfeiture rate     --

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

Basic EPS is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contracts or obligations to issue common stock were exercised or converted. The following table reflects average shares outstanding used to compute basic and diluted loss per share (in millions):

                                           2004   2003   2002
                                           ----   ----   ----
Average shares outstanding                 20.3   20.2   20.1
Contingently issuable shares (1)            0.2    0.3    0.3
                                           ----   ----   ----
Average shares outstanding - basic         20.5   20.5   20.4
                                           ----   ----   ----
Average shares outstanding - diluted (2)   20.5   20.5   20.4
                                           ----   ----   ----

(1)  Represents shares earned under our stock incentive plans.

(2) The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on EPS and, therefore, excluded from the calculation of diluted earnings per share, totaled 0 shares, 841 shares and 20,158 shares for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The carrying value of mortgages as of January 1, 2005 and January 3, 2004 was $7.1 million, which approximated fair value. The fair value of our four interest rate swap agreements is reflected in accrued expenses in the accompanying consolidated balance sheet as of January 3, 2004 and totaled approximately $0.4 million. As of January 1, 2005, we had no derivative or hedging activities outstanding.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of January 1, 2005, we had no derivative instruments or hedging activities outstanding.

3.   DISCONTINUED OPERATIONS

The sale in 2004 of certain Footaction stores to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, which comprised the Athletic Segment has been accounted for as discontinued operations. Our financial statements reflect the Athletic Segment as discontinued operations for all periods presented. The gain on disposition in 2004 was approximately $21.4 million.

During 2003 we initiated a plan for the disposition of our Athletic Segment. In 2004 we closed 166 underperforming stores and, effective May 2, 2004, the assets of 349 Footaction stores were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sales proceeds were placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. In the event that Foot Locker entered into a new lease for any of these store locations, the escrow amount related to that location was paid to us.

In 2004, the escrow deposit was released on seven stores and approximately $6.2 million was received by us and included as part of the gain from disposal of the Athletic Segment. During 2005, an additional $3.0 million was received from escrow as a result of five leases that were entered into during 2005, $2.2 million was released to Foot Locker and $1.6 million remained in escrow. The parties had previously agreed to extend until July 7, 2005 the one remaining month-to-month lease, but have been unable to agree to a further extension as Foot Locker continues to occupy the premises and

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

negotiate a new lease. Accordingly, the $1.6 million remains in escrow pending the parties resolution of the dispute relating to the release of such funds from escrow.

Net sales and loss from discontinued operations of our Athletic Segment before interest and taxes for 2004, 2003 and 2002 were as follows (in millions):

                                     2004      2003      2002
                                    ------   -------   -------
Net sales                           $218.8   $973.2    $953.9
Loss from discontinued operations
   before interest and taxes        $(30.1)  $(32.6)   $(28.9)

In the initial stages of the Chapter 11 cases in 2004, we decided to streamline our Meldisco business by selling or exiting selected stores. As a result, we sold or liquidated all of our Shoe Zone stores. We also exited the footwear departments in 44 Gordmans stores and the footwear departments in 87 stores operated by Federated. As we determined that the disposition of these stores met the requirements of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the results of operations for these stores have been accounted for as discontinued operations. Accordingly, our financial statements for fiscal years 2003 and 2002 have been restated to reflect these stores as a discontinued operation in our consolidated statements of operations and cash flows. The assets and liabilities of the discontinued operations were disposed of by January 1, 2005. Statement of operations information presented in the notes to consolidated financial statements has been restated to reflect continuing operations for all periods presented.

Net sales and loss from discontinued operations of Shoe Zone, Gordmans and Federated before interest and taxes for 2004 were as follows (in millions):

Net sales                                                     $ 24.1
Loss from discontinued operations before interest and taxes
   (including exit costs of approximately $16.1 million)      $(26.8)

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of financial information of our discontinued and continuing operations before minority interests and cumulative effect of change in accounting principle of Shoe Zone, Gordmans and Federated for 2003 and 2002 (in millions):

                                                   CONSOLIDATED                    CONTINUING
2003                                              (AS REPORTED)   DISCONTINUED   (AS RESTATED)
----                                              -------------   ------------   -------------
Net sales                                           $1,015.6         $ 53.2         $962.4
Cost of sales                                          691.8           41.5          650.3
                                                    --------         ------         ------
Gross profit                                           323.8           11.7          312.1
Operating expenses                                     290.6           20.9          269.7
Restructuring, asset impairment
   and other charges                                     2.5             --            2.5
Other (income) expense                                  (5.4)            --           (5.4)
Interest expense, net                                   23.3            1.0           22.3
                                                    --------         ------         ------
Income (loss) before provision for income taxes         12.8          (10.2)          23.0
Provision for income taxes                              10.0             --           10.0
                                                    --------         ------         ------
Income (loss) before minority interests             $    2.8         $(10.2)        $ 13.0
                                                    ========         ======         ======

                                                   CONSOLIDATED                    CONTINUING
2002                                              (AS REPORTED)   DISCONTINUED   (AS RESTATED)
----                                              -------------   ------------   -------------
Net sales                                           $1,346.0         $24.7         $1,321.3
Cost of sales                                          917.4          17.6            899.8
                                                    --------         -----         --------
Gross profit                                           428.6           7.1            421.5
Selling, general and depreciation expenses             337.1           8.4            328.7
Restructuring, asset impairment
   and other charges                                    14.0            --             14.0
Bad debt expense                                         9.2            --              9.2
Interest expense, net                                    8.7           0.3              8.4
                                                    --------         -----         --------
Income (loss) before provision for income taxes         59.6          (1.6)            61.2
Provision for income taxes                              70.9            --             70.9
                                                    --------         -----         --------
Loss before minority interests                      $  (11.3)         (1.6)            (9.7)
                                                    ========         =====         ========

In addition, we applied the provisions of SFAS No. 144 to the stores closed by Kmart during 2004 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Medicare Prescription Drug, Improvement and Modernization Act, enacted in December 2003, introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, Employers ' Accounting for Postretirement Benefits Other Than Pensions, addresses employers' accounting for postretirement health care benefits. FASB Staff Position 106-2 requires that employers that qualify for a prescription drug subsidy must recognize the reduction in costs as employees provide services in future years, commencing with reporting periods ending after June 15, 2004. We estimate that the medical drug subsidy that we will receive from 2006 through 2014 will approximate $2.4 million.

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

This Statement is effective for us beginning with our first interim period subsequent to December 15, 2005. We intend to adopt this Statement using the modified prospective method. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We are not able to assess at this time the future impact of this Statement on our consolidated financial position or results of operations.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   MELDISCO'S RELATIONSHIP WITH KMART

We operated the footwear departments in 1,482 Kmart stores (the "Shoemart Corporations") as of January 1, 2005. Prior to January 2, 2005, Kmart owned a 49% equity interest in substantially all of the subsidiaries that operated these footwear departments. The business relationship between Meldisco and Kmart is extremely important to us, particularly now that we have exited all of our Athletic Segment businesses and have exited certain Meldisco footwear departments. The loss of Meldisco's Kmart operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us.

The Shoemart Corporations own the inventory and are responsible for staffing the footwear departments. The Kmart licensed footwear departments account for substantially all of our sales and operating profit from continuing operations, as shown in the following tables (in millions):

                                                      2004     2003       2002
                                                     ------   ------    --------
                                                              (Note 3)  (Note 3)
Sales from continuing operations
   Footstar                                          $800.2   $962.4    $1,321.3
   Kmart footwear departments                        $753.0   $901.4    $1,154.3

Kmart footwear sales from continuing operations as
   percentage of Footstar                                94%      94%         87%

                                                      2004    2003    2002
                                                     -----   -----   ------
Operating profit from continuing operations
   Footstar                                          $ 9.5   $45.3   $ 69.6
   Meldisco                                          $22.4   $59.0   $ 79.6
   Kmart footwear departments                        $14.6   $55.6   $109.4
Kmart's interest in footwear departments'
   operating profit                                  $ 7.2   $24.8   $ 50.9
                                                     -----   -----   ------
Operating profit adjusted to exclude Kmart's 49%
   interest in applicable footwear departments'
   operating income
   Footstar                                          $ 2.3   $20.5   $ 18.7
   Meldisco                                          $15.2   $34.2   $ 28.7
   Kmart footwear departments                        $ 7.4   $30.8   $ 58.5

Our arrangement with Kmart was governed by the Master Agreement. The Master Agreement provided us with the non-transferable, exclusive right and license to operate a footwear department in every Kmart store. The initial term of the Master Agreement would have expired on July 1, 2012, and was renewable for a 15 year term upon mutual agreement, unless either party gave notice of termination at least four years prior to the end of the applicable term.

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement. On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which is effective as of January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Amended Master Agreement. Under the Master Agreement, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest, other than 23 of the Shoemart Corporations which were wholly-owned by us. The Kmart Settlement resulted in a charge of approximately $6.3 million which has been reflected in our fiscal 2004 consolidated statement of operations. This charge represents the amount in excess of previously recorded amounts due Kmart, including minority interests. The significant provisions of the Kmart Settlement are as follows:

     -    Elimination of all outstanding litigation between Kmart and us.

     - Expiration of the Amended Master Agreement at the end of 2008 and the requirement that Kmart will purchase our Shoemart inventory (but not our brands) at book value, which will allow for an orderly wind down of the business without the need for a complex liquidation and the attendant costs.

          Kmart has agreed to purchase all of the inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) that is in our remaining stores on December 31, 2008, or that is on order on that date pursuant to Kmart's written request, for an amount equal to the book value of the inventory, as defined. We will vacate those stores and the Amended Master Agreement will expire.

     -    Our cure obligation to Kmart is fixed at $45.0 million.

          The cure amount is inclusive of all claims of Kmart, including, without limitation, retained earnings, and retained deficit of all stores that were no longer in operation as of January 1, 2005 and any dividend/excess fees. This entire amount was paid to Kmart on August 26, 2005.

     - Elimination of all annual fees/payments previously paid Kmart in favor of annual payments to Kmart equal to 14.625% of gross sales plus a miscellaneous expense fee of $23,500 per store per year; elimination of Kmart's equity interests in the Shoemart Corporations.

          Kmart's equity interests in the Shoemart Corporations have been extinguished effective as of January 2, 2005 and accordingly Kmart will no longer share in the profits or losses of these entities for fiscal 2005 or subsequent years. Beginning on January 2, 2005, we were required to begin paying Kmart 14.625% of the gross sales of the footwear departments. Effective August 25, 2005, we are also required to pay Kmart a miscellaneous expense fee of $23,500 per store per year. These are the only material fees which we will be required to pay Kmart pursuant to the Kmart Settlement.

          Kmart will have a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined on August 25, 2005, which is generally payable by us to Kmart at the time a store closes or converts to another retail format in accordance with the 550 store limitation described below. However, upon the expiration of the Amended Master Agreement or upon early termination as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     - Kmart will be prohibited from reducing the number of stores in which we operate below specified levels, unless it pays us the stipulated loss value for the loss of each incremental store.

          Kmart will be permitted to terminate our rights to operate footwear departments in up to 550 existing Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting these stores. The number of such terminations per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. For each store that is closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, for all closings and conversions above the annual cap or the 550 aggregate limit, Kmart must pay us a nonrefundable stipulated loss value per store equal to $100,000 for closings and conversions occurring in 2005, $60,000 for closings and conversions occurring in 2006, $40,000 for closings and conversions occurring in 2007 and $20,000 for closings and conversions occurring in 2008. A termination of the entire Amended Master Agreement in accordance with its terms does not trigger a stipulated loss value payment.

     -    Reduction of staffing obligations as sales decline.

          We must spend at least 10% of gross sales in the footwear departments on staffing for the stores; and we must schedule staffing in each store at a minimum of 40 hours per week.

     - Elimination of the performance standards in favor of a minimum sales test.

          The Company and Kmart will each have the right to terminate the Amended Master Agreement if the gross sales of the footwear departments are less than $550.0 million in any year, less $0.4 million for each store that is closed or converted after August 25, 2005. We will also have a separate, unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive fiscal quarters is less than $450.0 million. Upon termination under either circumstance, Kmart must purchase all of the inventory at the stores, (including inventory that is on order but excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

     - Kmart is required to allocate 52 weekend newspaper advertising insert pages per year to our products.

As set forth in the Master Agreement, Kmart collected proceeds from the sale of our inventory and remitted those sales proceeds to us on a weekly basis less any applicable fees outlined in the Master Agreement. Such fees were $118.7 million, $136.0 million and $171.0 million for fiscal 2004, 2003 and 2002, respectively. As of January 1, 2005 and January 3, 2004, we had outstanding accounts receivable due from Kmart of $17.5 million and $12.1 million respectively, which were subsequently collected in January 2005 and January 2004, respectively.

Under the Master Agreement, Meldisco distributed annually at the end of the first quarter of each fiscal year, a payment to Kmart for a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries for the preceding fiscal year and an excess rent payment (excess fee) for the preceding fiscal year which were contingent upon store-by-store or store level profits above certain levels. As of January 3, 2004 and December 28, 2002, Kmart's undistributed equity percentage share

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the retained earnings (minority interests) amounted to $13.2 million and $32.9 million, respectively. As our fiscal 2002 audited financial statements were not finalized by March 31, 2003, the payment due date, we made an estimated payment of $36.2 million for the fiscal 2002 dividend on March 31, 2003.

In addition to the minority interest dividends, as of January 3, 2003 and December 28, 2002, we had a liability for undistributed excess fees of $4.7 million and $15.8 million, respectively. We made an estimated excess fee payment of $15.2 million for fiscal 2002 on March 31, 2003.

The Kmart Settlement included a $45.0 million cure obligation, which we recorded in December, 2004. Included therein were all amounts owed to Kmart as of January 1, 2005 for minority interests and excess fees.

6.   2003 RESTRUCTURING PLAN

In fiscal 2003, we incurred approximately $18.2 million of restructuring and asset impairments relating to the closing of 316 Kmart stores. These charges included approximately $15.7 million for inventory write-downs which have been reflected in the consolidated statements of operations as a component of cost of sales. The non-inventory amounts, which amounted to $2.5 million, included $1.9 million for severance costs and $0.6 million for asset impairments. Such costs have been reflected in restructuring, asset impairment and other charges in the accompanying consolidated statements of operations. All charges under the 2003 restructuring plan were paid during fiscal 2003.

7.   2002 RESTRUCTURING PLAN AND OTHER CHARGES

During fiscal 2002, we approved several plans in which we recorded net restructuring, asset impairment and other charges (the "Charge") of $43.9 million principally in connection with our exiting various license arrangements acquired in the J. Baker acquisition and the closing of certain Kmart stores. The inventory portion of the Charge, which amounted to $29.1 million, has been reflected in the consolidated statements of operations as a component of cost of sales.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-inventory amounts, which amounted to $14.8 million, net, have been reflected as restructuring, asset impairment and other charges in the accompanying consolidated statements of operations. In addition to the Charge, net reversals of $(0.8) million were recorded during 2002 related to restructuring and other charges recorded in fiscal 2001.

                                            2002                   2003
                                 -------------------------   ---------------
                                 Initial
                                  Charge   Usage   Balance   Usage   Balance
                                 -------   -----   -------   -----   -------
Non-cash components
Inventory write-downs             $29.1    $29.1     $ --     $ --     $--
Lease exit costs                    1.2      1.2       --       --      --
Asset impairment                    7.9      7.9       --       --      --
                                  -----    -----     ----     ----     ---
Subtotal                           38.2     38.2       --       --      --

Cash Components
Severance                           4.6      3.5      1.1      1.1     $--
Store, building and lease exit
costs                               1.1      1.1       --       --      --
                                  -----    -----     ----     ----     ---
Subtotal                            5.7      4.6      1.1      1.1      --
                                  -----    -----     ----     ----     ---
Total                             $43.9    $42.8      1.1      1.1     $--
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

The excess of the purchase price over the fair market value of the net assets acquired amounted to $26.0 million, was recorded as goodwill and was being amortized over 15 years. As discussed in Note 13, "Goodwill and Other Intangible Assets," the remaining unamortized goodwill related to this acquisition, which totaled $24.3 million, was written off in fiscal 2002. We have exited all of the
J. Baker businesses.

9.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following (in millions):

                                         2004    2003
                                        -----   -----
Due from Kmart                          $17.5   $12.1
Other - primarily trade                   5.0     4.8
                                         22.5    16.9
Less: Allowance for doubtful accounts     0.4     0.3
                                        -----   -----
   Total                                $22.1   $16.6
                                        =====   =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2002, Ames announced that, as a result of continued weak sales, it would cease operations and close all of its 327 store locations. We continued to operate licensed footwear departments within Ames stores until all the stores were closed in October 2002. As a result of Ames' decision to cease operations and close all its stores, we recorded a charge in fiscal 2002 of $9.2 million as a write off to bad debt expense in connection with the receivables from Ames

In fiscal 1998, we sold our right, title and interest in the trademark Land Rover for a minimum payment of $5.0 million payable in 2004. Subsequent to the sale, the acquiror filed for bankruptcy and the principal ownership of the company changed. In July 2003, we began negotiating with the new owners of the Land Rover trademark and revised the initial agreement to include certain additional future rights to the use of the name in exchange for an additional $0.4 million and the acceleration of the required $5.0 million payment. The amended sale price of $5.4 million was paid in two installments of $2.7 million. The first installment was paid in August 2003, and the second was paid in January 2004. Based upon these revisions and due to our collection of all amounts owed to us, we recorded the $5.4 million as other income in the accompanying consolidated statements of operations during fiscal 2003 and established a receivable for the final installment of $2.7 million.

10.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in millions):

                                    2004    2003
                                   -----   -----
Deferred income taxes              $ 2.7   $ 4.3
Income tax refund receivable and
   other prepaid taxes              20.1    14.5
Other                                5.6     4.3
                                   -----   -----
   Total                           $28.4   $23.1
                                   =====   =====

See Note 21, "Income Taxes," for information on the deferred income taxes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations as of January 1, 2005 and January 3, 2004 consisted of the following (in millions). See Note 1 "Business Risks - Bankruptcy Filing," Note 3 "Discontinued Operations" and Note 15 "Liabilities Subject to Compromise" for a further discussion of Athletic Segment liabilities. .

                                                2004    2003
                                                ----   ------
ASSETS
Cash and cash equivalents                       $ --   $ 10.5
Accounts receivable, net                         5.9      5.2
Inventories                                       --    167.6
Prepaid expenses and other current assets        0.3      2.5
Property and equipment, net                       --     79.0
Goodwill                                          --     18.0
Intangible assets, net                            --      0.3
Deferred charges and other non current assets     --      1.4
                                                ----   ------
                                                $6.2   $284.5
                                                ====   ======
LIABILITIES
Accounts payable                                $ --   $ 41.3
Accrued expenses                                 3.5     57.4
Income taxes payable                              --      0.1
Other long-term liabilities                       --     11.7
                                                ----   ------
                                                $3.5   $110.5
                                                ====   ======

12.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions):

                                                          Useful lives (in yrs.)            2004     2003
                                                          ------------------------------   ------   ------
Land                                                                                       $  3.2   $ 13.2
Buildings and improvements                                10-40                              21.1     65.5
Computer hardware and software, equipment and furniture   5-10                               74.0    166.0
Capital leases                                            5-10                                2.4      2.4
Leasehold improvements                                    10 or life of lease, whichever
                                                          is shorter                          0.2      8.2
Construction in progress                                                                       --      0.7
                                                                                           ------   ------
                                                                                            100.9    256.0
                                                                                           ------   ------
Less: Accumulated depreciation and amortization                                              65.5    108.8
                                                                                           ------   ------
   Total                                                                                   $ 35.4   $147.2
                                                                                           ======   ======

Depreciation expense was $21.1 million, $17.8 million and $16.6 million in 2004, 2003 and 2002, respectively.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  GOODWILL AND OTHER INTANGIBLE ASSETS

FASB Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

In connection with the adoption of Statement No. 142, we reassessed the useful lives of our amortizable intangible assets; there were no changes from previous years. Additionally, a trademark with a net book value of $9.9 million was determined to have an indefinite useful life due to its expected ability to generate cash flows indefinitely.

During fiscal year 2003, we evaluated the fair value of our intangible assets and determined that certain trade names of approximately $1.1 million were impaired and written off. During fiscal year 2004, we evaluated the fair value of our intangible assets and determined that there were no changes from the prior year and we continue to amortize a trade name with a carrying value of $0.4 million over a ten year period.

14.  ACCRUED EXPENSES

Accrued expenses consisted of the following (in millions):

                                            2004    2003
                                           -----   -----
Rent                                       $  --   $ 4.8
Taxes other than federal income taxes        7.7     7.6
Salaries and bonus                          13.8    11.1
Other - individually not in excess of 5%    26.5    27.9
                                           -----   -----
Total                                      $48.0   $51.4
                                           =====   =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Pursuant to Court orders, we have been authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We have notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim, which bar date has now passed for all creditors. Differences between liability amounts recorded by us and claims filed by creditors are being reconciled and, if necessary, the Court will make a final determination of allowable claims.

Liabilities subject to compromise as of January 1, 2005 consisted of the following (in millions):

Accounts payable        $ 75.9
Accrued  expenses         69.8
Long-term liabilities      6.6
                        ------
Total                   $152.3(a)
                        ======

(a) Includes approximately $112.5 million of discontinued operations liabilities subject to compromise.

16.  THE AMENDED DIP AND EXIT CREDIT FACILITY

Effective March 4, 2004, we entered into a two year, $300.0 million senior secured Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Fleet National Bank ("Fleet") and GECC Capital Markets Group, Inc. The DIP Credit Agreement was subsequently amended (the "DIP and Exit Facility"), which, among other things, reduced the amount of DIP commitments to $100.0 million, including a sub-limit for letters of credit with availability determined by a borrowing base formula based upon inventory and accounts receivable.

Pursuant to the DIP and Exit Facility, upon emergence from Chapter 11, we had the option, subject to satisfaction of certain conditions, to convert the DIP and Exit Facility to post-emergence financing, which would have provided us with up to $160.0 million in revolving commitments, including a $75.0 million sub-limit for letters of credit.

Effective July 1, 2005, we entered into an amendment to the DIP and Exit Facility (the "Amended DIP and Exit Facility"). The Amended DIP and Exit Facility, among other things, reflects a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of (a)(i) March 4, 2006 or (ii) fifteen days following confirmation of the Plan to the earlier of
(b)(i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility is the earlier of (c)(i) thirty-six months after our emergence from Chapter 11 or (ii) March 4, 2009. Borrowings under the Amended DIP and Exit Facility bear interest at the same rates as under the DIP and Exit Facility.

Our borrowing availability under the Amended DIP and Exit Facility continues to be determined by a formula based upon accounts receivable and inventory. However, pursuant to the amendment, revolving commitments upon emergence from Chapter 11 have been reduced from the aforementioned

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$160.0 million to $100.0 million, including a $40.0 million sub-limit for letters of credit at our option and upon satisfaction of certain conditions.

The conditions to be satisfied prior to emergence from Chapter 11 include the absence of any default or event of default, confirmation of the Amended Plan and occurrence of all conditions related thereto, resolution of all issues related to our assumption of the Amended Master Agreement, our delivery of forward looking projections acceptable to the lender illustrating required availability levels. Borrowings under the Amended DIP and Exit Facility bear interest at either Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at our option, with the applicable margin based on quarterly excess availability levels. A quarterly fee of 0.3% per annum is payable on the unutilized balance.

Pursuant to the Amended DIP and Exit Facility we are required to maintain minimum excess availability equal to at least 10% of the borrowing base, as defined, provided, however, that prior to our emergence from Chapter 11, in the event that loans are outstanding, the minimum excess availability requirement will be an amount equal to at least (i) 10% of the borrowing base plus (ii) $20.0 million.

The Amended DIP and Exit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, as defined, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures.

After our emergence from Chapter 11, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The Amended DIP and Exit Facility also includes representations and warranties, that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition, and that the Amended Master Agreement underlying the agreements that we maintain with Kmart is in full force and effect and not in default.

A failure by us to satisfy any of the covenants, representations or warranties would result in default or other adverse impact under the Amended DIP and Exit Facility. Upon the request of the Company, the lenders have extended the time for the delivery of the 2004 annual consolidated financial statements and certain compliance certifications until we exit from Chapter 11.

As of January 1, 2005, we had no loans outstanding and $22.1 million of outstanding letters of credit under the DIP and Exit Facility.

17.  THE PRE-PETITION CREDIT FACILITY

Effective October 18, 2002, we entered into a three-year $325.0 million senior secured credit facility (the "Credit Facility") with a syndicate of lenders led by Fleet, which replaced our then existing $325.0 million senior revolving credit facility.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 24, 2003, the Company and the syndicate of lenders entered into an amendment to the Credit Facility which, among other things, increased the amount of the term loan portion of the Credit Facility to $90.0 million (with the aggregate Credit Facility thereby increased to $345.0 million).

The Credit Facility was secured by substantially all our assets and contained various obligations, affirmative and negative covenants, representations, warranties, and events of default to which we were subject, all as specified in the Credit Facility, including, among other things, certain financial covenants as well as limits and restrictions on additional indebtedness, other liens, dividends, stock repurchases, and capital expenditures.

As of January 3, 2004, there was $108.0 million outstanding under the Credit Facility, excluding outstanding letters of credit amounting to $15.4 million, and $90.0 million outstanding under the term loan. As borrowings under the Credit Facility were repaid in fiscal 2004, such borrowings were classified as current notes payable in the fiscal 2003 consolidated balance sheets. On March 4, 2004, we entered into the DIP Credit Agreement (See Note 16 "The Amended DIP and Exit Credit Facility").

The Credit Facility had a weighted average interest rate of 8.7% on outstanding borrowings as of January 3, 2004. The weighted average interest rate on outstanding borrowings was 7.7% in fiscal 2003. Interest on the term loan was fixed at 15.0% through September 24, 2004 and was thereafter subject to fluctuating rates. A facility fee was paid based on the aggregate commitments. Up-front fees paid were amortized over the life of the Credit Facility.

18.  INTEREST RATE SWAP AGREEMENTS

We incurred variable rate debt through the revolving portion of our Credit Facility. This debt exposed us to variability in interest expense due to changes in interest rates. In order to limit the variability of a portion of our interest expense, effective January 8, 2002, we entered into four interest rate swap agreements with a total notional amount of $60.0 million and a weighted average fixed rate of 3.6%. The four interest rate swap agreements expired on January 8, 2004. For the year ended January 3, 2004, interest rate cash flow hedges were highly effective. As of January 3, 2004, the fair value of the interest rate swap is reflected in accrued expenses in the accompanying consolidated balance sheet and totaled approximately $0.4 million.

For the year ended January 3, 2004, we recorded interest expense of $1.5 million related to the interest rate swap agreements. There were no net gains or losses from cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation.

Since the interest rate swaps qualified as cash flow hedges and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive loss. We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. No cash flow hedges were discontinued during fiscal 2003.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

                          2004    2003
                         -----   -----
Employee benefit costs   $32.8   $33.3
Kmart reserve               --    10.9
Mortgage                    --     6.2
Other                      5.7     8.5
                         -----   -----
   Total                 $38.5   $58.9
                         -----   -----

In connection with our purchase of the Meldisco headquarters building in Mahwah, New Jersey, in September 2000, we assumed a 10-year term mortgage, of which $7.1 million was outstanding as of both January 1, 2005 and January 3, 2004. As of January 1, 2005, $5.6 million of the mortgage is included as a long-term liability and $1.5 million is included as in accrued expense in liabilities subject to compromise (see Note 15 "Liabilities Subject to Compromise"). Under the terms of the mortgage agreement, we are required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be repaid.

The mortgage bears a fixed annual rate of interest of 8.08%. The long-term portion of the mortgage is included in other long-term liabilities. As of January 1, 2005, the future principal payments under the mortgage are as follows:

2005         $1.8
2006          1.0
2007          1.1
2008          1.2
2009          1.3
Thereafter    0.7

20.  LEASES

We leased a warehouse and office facilities through operating leases over periods ranging from five to 15 years. We also lease automobiles, computer hardware and various equipment for shorter periods. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended January 1, 2005 was as follows (in millions):

                      2004    2003     2002
                     -----   -----   --------
                            (Note 3) (Note 3)
Minimum rentals      $ 6.8   $ 7.9    $ 13.3
Percentage rentals    67.3    84.7     142.5
                     -----   -----    ------
   Total             $74.1   $92.6    $155.8
                     -----   -----    ------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage rentals include excess rent fees under the Master Agreement, which, prior to the Kmart Settlement, were contingently based on store profitability.

As of January 1, 2005, the future minimum rental payments under operating leases were as follows (in millions):

2005   $2.9
2006    2.3
2007    1.7
2008    1.0
2009    0.3

21.  INCOME TAXES

The (benefit) provision for income taxes was comprised of the following (in millions):

            2004    2003    2002
           -----   -----   -----
Federal    $(3.3)  $ 7.1   $59.4
State        0.4     2.9    11.5
           -----   -----   -----
   Total   $(2.9)  $10.0   $70.9
           -----   -----   -----

Included in the consolidated (benefit) provision for income taxes are net deferred tax (benefit) provision of $1.6 million, $(0.9) million and $50.8 million for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

Income tax (benefit) expense differs from the "expected" income tax (benefit) expense computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

                                             2004     2003    2002
                                            ------   -----   ------
                                                    (Note 3) (Note 3)
Computed "expected" income tax  (benefit)   $(13.5)  $ 8.0   $ 21.4
   expense
Increases (decreases) in income taxes
   resulting from:
   State income taxes, net of
      federal tax benefit                      0.4     2.3      6.1
   51% owned subsidiaries                      4.6    (4.0)   (13.2)
   Other                                       0.1     0.1      0.1
Valuation allowance                            5.5     3.6     56.5
                                            ------   -----   ------
Net income tax (benefit) expense            $ (2.9)  $10.0   $ 70.9
                                            ------   -----   ------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax asset and liabilities for the 2004 and 2003 fiscal years were as follows (in millions):

                                    2004     2003
                                  -------   ------
DEFERRED TAX ASSETS:
   Bankruptcy rejection claims    $  20.1   $   --
   Kmart Settlement Agreement         2.4       --
   Restructuring reserves             0.4      1.6
   Inventories                        4.0      9.1
   Postretirement benefits           10.9     11.3
   Employee benefits                 12.8     16.8
   NOL carryforward                  63.2     50.4
   Intangible assets                  6.2      9.3
   Other                              1.8      3.5
                                  -------   ------
Total gross deferred tax assets     121.8    102.0
Less valuation allowance           (116.2)   (94.9)
                                  -------   ------
Total deferred tax assets             5.6      7.1
DEFERRED TAX LIABILITIES:
   Property and equipment            (2.9)    (2.8)
                                  -------   ------
NET DEFERRED TAX ASSETS           $   2.7   $  4.3
                                  -------   ------

As of January 1, 2005, we have net operating loss carry forwards for federal income tax purposes of approximately $164.2 million which, if not utilized, will begin expiring for federal purposes in 2022 and in 2007 for state income tax purposes. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.

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

As a result of our historical losses and projected results, for accounting purposes we cannot rely on anticipated long term future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded in fiscal year 2004 an additional non-cash valuation allowance of $21.4 million and recorded in fiscal 2003 an additional non-cash valuation allowance of $24.7 million and in fiscal 2002 recorded $70.2 million.

Earnings of our 51%-owned subsidiaries are distributed and, accordingly, we provide for federal and state income taxes on their undistributed taxable earnings.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2004 (in millions):

Store and distribution center closing and related asset impairment costs   $24.5
Professional fees                                                            7.9
Trustee fees                                                                 5.8
Interest income                                                             (1.1)
                                                                           -----
   Total                                                                   $37.1
                                                                           =====

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2004, interest income of $1.1 million was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

23.  STOCK INCENTIVE PLANS

Our stock incentive plans include the shareholder-approved 1996 Incentive Compensation Plan (the "1996 Plan") and the shareholder-approved 1996 Non-Employee Director Stock Plan (the "Director Plan and the non-shareholder-approved 2000 Equity Incentive Plan (the "2000 Plan"), which is to be used exclusively for non-executive officers of the Company. Under the 1996 Plan, a maximum of 3,100,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. Under the 2000 Plan, a maximum of 2,000,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. No executive officers of the Company are eligible for awards under the 2000 Plan. A total of 200,000 shares of our common stock were reserved for issuance under the Director Plan.

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

In connection with the grant of these deferred restricted stock units, we recorded a net increase to unearned compensation of $0 million, $0 million and $0.3 million in fiscal 2004, 2003 and 2002, respectively. We amortized $0 million, $0 million and $0.4 million in 2004, 2003 and 2002, respectively, which is recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations. We may also grant performance-based stock awards under both the 1996 Plan and the 2000 Plan. Performance-based stock awards include the granting of deferred stock units, representing rights to receive cash and/or common stock of the Company, at our discretion, based upon certain performance criteria generally over a three-year performance period.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the grant of these performance-based stock awards, we recorded an increase to unearned compensation of $0 and $0.3 million in 2004 and 2003, respectively. We also amortized $0, $0.7 million and $0 into expense in 2004, 2003 and 2002, respectively, which is recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations. We made no payments in 2004, 2003 and 2002.

The following table provides information relating to the potential dilutive effect and shares available for grant under each of our stock compensation plans.

                            Number of
                          Shares to be       Weighted
                           Issued upon        Average       Number of Shares     Number of Shares       Number of Shares
                           Exercise of    Exercise Price        Issued,         Remaining Available    Remaining Available
                           Outstanding    of Outstanding   Inception to Date   for Future Issuance,   for Future Issuance,
     Plan Category       Options/Awards       Options        as of 1/1/2005       as of 1/1/2005         as of 1/3/2004
     -------------       --------------   --------------   -----------------   --------------------   --------------------
1996 Incentive
   Compensation Plan          596,676           $28             885,372              1,617,952                392,463
2000 Equity
   Incentive Plan             474,099           $30              70,593              1,455,308              1,071,059
1996 Non-Employee
   Director Stock Plan        119,350           $29              22,606                 58,044                 58,044
                            ---------           ---             -------              ---------              ---------
Total                       1,190,125           $29             978,571              3,131,304              1,521,566
                            =========           ===             =======              =========              =========

The tables below provide information relating to employee stock options, deferred restricted stock units and performance-based stock awards:

                                                Employee Stock Options
                           ----------------------------------------------------------------
                                   2004                   2003                  2002
                           --------------------   -------------------   -------------------
                            EMPLOYEE    AVERAGE    Employee   Average    Employee   Average
                              STOCK      OPTION     Stock     Option      Stock      Option
                             OPTIONS     PRICE     Options     Price     Options     Price
                           ----------   -------   ---------   -------   ---------   -------
Outstanding,
   beginning of year        2,374,836     $30     2,630,379     $30     2,286,050     $31
Granted                            --      --            --      --       559,200     $26
Cancelled                  (1,500,101)    $29      (255,543)    $30      (179,061)    $33
Shares issued                      --      --            --      --       (35,810)    $22
Outstanding,
   end of year                874,735     $30     2,374,836     $30     2,630,379     $30
                           ----------             ---------             ---------
Exercisable, end of year      662,098             1,449,251             1,114,457
                           ----------             ---------             ---------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Deferred Restricted Stock Units and Shares and Performance-Based Stock Awards
                           -----------------------------------------------------------------------------
                                         2004                   2003                   2002
                                 --------------------   --------------------   --------------------
                                  DEFERRED               Deferred               Deferred
                                 SHARES AND   AVERAGE   Shares and   Average   Shares and   Average
                                    UNITS      PRICE       Units      Price       Units      Price
                                 ----------   -------   ----------   -------   ----------   -------
Outstanding,
   beginning of year               373,663      $23       427,739      $30      518,397       $29
Granted                                 --       --       119,273      $ 8       49,352       $26
Cancelled                         (109,620)     $27      (119,583)     $30      (54,000)      $27
Shares issued                      (68,003)     $24       (53,766)     $29      (86,010)      $27
                                  --------      ---      --------      ---      -------       ---
Outstanding, end of year           196,040      $21       373,663      $23      427,739       $30
                                  ========      ===      ========      ===      =======       ===

Summarized information about stock options outstanding as of January 1, 2005 is as follows:

                                Options Outstanding              Options Exercisable
                       -------------------------------------   ----------------------
                                       Weighted
                                        Average     Weighted                 Weighted
                                       Remaining     Average                  Average
                          Number      Contractual   Exercise      Number     Exercise
Exercise Price Range   Outstanding   Term (Years)     Price    Exercisable     Price
--------------------   -----------   ------------   --------   -----------   --------
 $7 - 9                       --           --           --            --         --
$10 - 19                   1,330          0.3          $12           820        $12
$20 - 29                 550,570          4.2          $24       420,104        $24
$30 - 39                 146,265          2.9          $33       124,644        $33
$40 - 47                 176,570          5.1          $46       116,530        $46
                         -------          ---          ---       -------        ---
Total                    874,735          4.1          $30       662,098        $29
                         =======          ===          ===       =======        ===

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information relating to the status of, and changes in, options and Stock Units granted under the Director Plan:

                                                     Director Plan Stock Options
                                      ---------------------------------------------------------
                                             2004                2003                2002
                                      -----------------   -----------------   -----------------
                                                AVERAGE             Average             Average
                                       STOCK     OPTION    Stock     Option    Stock     Option
                                      OPTIONS    PRICE    Options    Price    Options    Price
                                      -------   -------   -------   -------   -------   -------
Outstanding, at beginning of year      16,000     $26      16,000     $26      16,000     $26
Granted                                    --      --          --      --          --      --
Shares Issued                              --      --          --      --          --      --
                                       ------     ---      ------     ---      ------     ---
Outstanding, at end of year            16,000     $26      16,000     $26      16,000     $26
                                       ======     ===      ======     ===      ======     ===
Options exercisable, at end of year    16,000              15,200              14,400

                                                      Director Plan Stock Units
                                    ----------------------------------------------------------
                                           2004                 2003                2002
                                    ------------------   ------------------   ----------------
                                               AVERAGE              Average            Average
                                      STOCK      UNIT      Stock      Unit     Stock     Unit
                                    UNITS(1)    PRICE    Units(1)    Price     Units    Price
                                    --------   -------   --------   -------   ------   -------
Outstanding, at beginning of year    66,000      $32      66,000      $32     56,000     $33
Granted                                  --      N/A          --      N/A     14,000      27
Shares Issued                            --      N/A          --      N/A     (4,000)     27
                                     ------      ---      ------      ---     ------     ---
Outstanding, at end of year          66,000      $32      66,000      $32     66,000     $32
                                     ======      ===      ======      ===     ======     ===

(1) Since there was no annual meeting in fiscal 2004 or 2003 no Stock Units were granted.

ASSOCIATE STOCK PURCHASE PLAN

An Associate Stock Purchase Plan ("ASPP") provides substantially all employees who have completed service requirements an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation to a maximum of $25,000 (in fair market value of common stock purchased) annually. Quarterly, participant account balances are used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan, with 949,768 available as of January 1, 2005. There were 0, 180,276 and 168,187 shares purchased under this plan in fiscal years 2004, 2003 and 2002, respectively.

On December 29, 2003, the New York Stock Exchange ("NYSE") suspended trading in our common stock and, at a later date, our common stock was delisted. As a result of the NYSE action, we have suspended purchases of our common stock through the ASPP effective December 29, 2003.

24.  TREASURY STOCK

From May 1997 through the end of fiscal year 2002, our Board of Directors authorized five stock repurchase programs of approximately 3,050,000, 3,000,000, 2,450,000, 2,210,000 and 2,000,000 shares. As of January 1, 2005, an aggregate of 11,218,200 shares for an aggregate purchase amount of $325.3 million, or approximately 37% of the total common stock outstanding prior to the repurchase programs, have been repurchased in the open market during this period.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The treasury shares may be used under our equity incentive plans and for other corporate purposes. During fiscal years 2004 and 2003, we issued no shares out of treasury in connection with our stock incentive plans.

25.  401(K) PROFIT SHARING PLAN

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

Contributions to the plan by us for both profit sharing and matching of employee contributions were approximately $ 1.9 million, $2.3 million and $2.6 million for fiscal years 2004, 2003 and 2002, respectively.

26.  POSTRETIREMENT BENEFITS

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table represents our change in benefit obligations (in millions):

                                           2004    2003
                                          -----   -----
Benefit obligation at beginning of year   $21.5   $19.8
Service cost                                0.2     0.3
Interest cost                               1.0     1.3
Amendments                                 (1.9)     --
Actuarial (gain) loss                      (1.6)    1.4
Benefits paid                              (1.4)   (1.6)
Participant contributions                   0.3     0.3
                                          -----   -----
Benefit obligation at end of year          18.1    21.5
Unrecognized net actuarial gain             2.0     0.5
Unrecognized prior service cost             7.8     7.3
                                          -----   -----
Accrued benefit cost (unfunded)           $27.9   $29.3
                                          -----   -----

                                     2004   2003
                                     ----   ----
Weighted-average assumptions as of
   December 31
Discount Rate                         5.5%  6.25%
                                     ----   ----

Effective January 1, 2004, deductibles, office visits, co-payments and out-of-pocket maximums were revised. In addition, prescription drugs were replaced with co-insurance levels subject to a minimum co-payment amount.

For measurement purposes, an 11.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2004. The rate was assumed to decrease gradually to 5.0% for fiscal year 2013 and remain at that level thereafter. The components of our net periodic benefit cost were as follows (in millions):

                                      2004    2003    2002
                                     -----   -----   -----
Service cost                         $ 0.2   $ 0.3   $ 0.3
Interest cost                          1.0     1.3     1.3
Amortization of prior service cost    (1.4)   (1.3)   (1.2)
Recognized net actuarial gain         (0.2)     --    (0.2)
                                     -----   -----   -----
Net periodic benefit cost            $(0.4)  $ 0.3   $ 0.2
                                     -----   -----   -----

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                1-PERCENTAGE    1-PERCENTAGE POINT
                                               POINT INCREASE        DECREASE
                                               --------------   -------------------
Effect on total of service and interest cost
   components                                        0.2               (0.1)
Effect on postretirement benefit obligation          2.3               (1.9)
                                                     ---               ----

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our estimate of our future postretirement health benefit payments, net of participant contributions and estimated medical drug subsidies of approximately $2.4 million for 2006 through 2014, is as follows (in millions):

2005        $ 1.2
2006          1.1
2007          1.1
2008          1.1
2009          1.1
2010-2014     6.0
            -----
            $11.6
            =====

27.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

     - The assumed discount rate was 6.25% and 6.75% in fiscal 2004 and 2003, respectively.

     - The assumed salary rate of increase was 5.0% in both fiscal 2004 and 2003.

Expense (income) related to the SERP was $1.0 million, $(5.3) million and $1.5 million in fiscal years 2004, 2003 and 2002, respectively. The SERP liability was approximately $4.5 million and $3.5 million as of January 1, 2005 and January 3, 2004, respectively.

Effective September 12, 2003, J.M. Robinson was terminated as Chairman, President and Chief Executive Officer of the Company as a result of the investigation of the restatement. Mr. Robinson is no longer eligible for benefits under the SERP. Accordingly, during fiscal 2003 we reduced our SERP liability by $7.2 million in connection with his termination (see Note 28 "Commitments and Contingencies").

28.  COMMITMENTS AND CONTINGENCIES

On the Petition Date, we commenced the Chapter 11 Cases under the Bankruptcy Code. We have continued to manage our business as debtors-in-possession, subject to the supervision of the Court and in accordance with the provisions of the Bankruptcy Code.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An immediate effect of the filing of the Chapter 11 Cases was the imposition of the automatic stay under section 362 of the Bankruptcy Code, which, with limited exceptions, enjoins the commencement or continuation of all collection efforts by creditors, enforcement of liens against any assets of the Company and litigation against us arising prior to the Petition Date. However, the automatic stay is applicable only to litigation against us, and not against any of our officers and directors.

Restatement Related Litigation

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a Formal Order in that enforcement proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of this proceeding.

The enforcement investigation includes determining whether the Company and certain of its present or former directors, officers and employees may have engaged in violations of the federal securities laws in connection with: the purchase or sale of the securities of the Company; required filings with the SEC; maintenance of our books, records and accounts; implementation and maintenance of internal accounting controls; making of false or misleading statements or omissions in connection with required audits or examinations of our consolidated financial statements or the preparation and filing of documents or reports we are required to file with the SEC. We have been and intend to continue cooperating fully with the SEC.

The Company and certain of its directors and officers were defendants in two derivative suits (consolidated into a single action as described below) and several purported class action lawsuits (also consolidated into a single action as described below) alleging violations of federal securities laws and breaches of fiduciary duties. Messrs. Stearns, Day, Davies and Olshan, members of the Company's Board of Directors, and J.M. Robinson, its former Chairman, President and Chief Executive Officer, Stephen Wilson, an officer of the Company, were named as defendants in two derivative complaints filed by individual shareowners on behalf of the Company, one in the United States District Court for the Southern District of New York and one in the Supreme Court of the State of New York, Rockland County. In New York, the Supreme Court is a trial level court. The complaints alleged that these directors and officers breached their fiduciary duties to us by failing to implement and maintain an adequate internal accounting control system, sought unspecified damages against the defendants in and in favor of the Company, as well as costs and expenses associated with litigation. These complaints were consolidated in a single action in the United States District Court for the Southern District of New York captioned Barry Lee Bragger v J.M. Robinson, et al., Civil Action No. 02 Civ. 9163 (SCR).

With Court approval, Footstar and the relevant parties mutually agreed to resolve the claims made in the derivative complaints without any admission of liability, for $9.2 million, all of which has been funded with insurance proceeds paid to us. This amount has been recorded as other income in the accompanying fiscal 2004 statement of operations. An order has been issued by the court before which this litigation was pending dismissing the matter with prejudice.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and certain of its directors and officers were defendants in several purported shareholder class action lawsuits for alleged violations of securities laws. These actions sought unspecified monetary damages and costs and expenses associated with the litigation. These initial complaints allege that beginning mid-May 2000, the Company and its officers named above misrepresented our financial performance. The cases were consolidated into a single action in the United States District Court for the Southern District of New York, captioned, Stephen Rush v. Footstar, Inc., et al., 02 Civ. 9130 (SRC) (Consolidated). Footstar and the named plaintiffs mutually agreed to resolve the claims made in the several purported class action lawsuits, without any admission of liability, for the amount of $14.3 million, all of which was funded with insurance proceeds. On June 14, 2005, the court approved the settlement and dismissed the action with prejudice.

Proceedings Involving Kmart

In connection with the Kmart Settlement, all outstanding litigation between Kmart and us has been settled. See Note 5 "Meldisco's Relationship with Kmart."

Adidas Litigation

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three stripe trademark. While it is too early in litigation to predict the outcome of the claims against us, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations.

Other Litigation Matters

Mr. Robinson's employment as our Chairman, President and Chief Executive Officer was terminated on September 12, 2003. Mr. Robinson had an employment agreement with us and initiated arbitration proceedings against us for benefits under such agreement. In July 2004, the parties agreed to settle such matter for $5.1 million. This amount was accrued in fiscal 2003, and was offset by the reversal of his $7.2 million SERP liability. See Note 27 "Supplemental Executive Retirement Plan."

We are involved in other various claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

FMI Agreement

Pursuant to the FMI Agreement, we are obligated to pay to FMI a minimum of $15.1 million in both 2005 and 2006.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes and interest from continuing operations for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 were as follows (in millions):

                2004    2003    2002
               -----   -----   -----
                      (Note 3) (Note 3)
Income taxes   $ 1.2   $ 4.9   $24.7
Interest       $10.2   $16.1   $ 8.6
               -----   -----   -----

30.  VENDOR CONCENTRATION

In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in our business. In fiscal 2004, approximately 96% of Meldisco's products were manufactured in China.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.  SUMMARY OF QUARTERLY RESULTS - UNAUDITED

(in millions, except per share data)          1ST QTR   2ND QTR   3RD QTR(2)   4TH QTR(3)
------------------------------------          -------   -------   ----------   ----------
NET SALES(1)
   2004                                        $176.9    $216.5     $186.0       $220.8
   2003                                        $232.8    $250.0     $225.1       $254.5
GROSS PROFIT(1)
   2004                                        $ 55.4    $ 72.5     $ 49.0       $ 87.5
   2003                                        $ 66.2    $ 86.9     $ 69.2       $ 89.8
(LOSS) INCOME FROM CONTINUING OPERATIONS(1)
   2004(6)(7)                                  $(11.9)   $ (7.7)    $ (8.4)      $  3.3
   2003(2)(3)(4)                               $ (2.5)   $ 15.9     $  6.2       $(23.9)
(LOSS) INCOME FROM DISCONTINUED
   OPERATIONS(1)
   2004                                        $(46.9)   $  3.6     $ (7.3)      $  5.3
   2003(5)                                     $ (8.4)   $ (6.2)    $ (5.4)      $(30.1)
NET (LOSS) INCOME
   2004                                        $(58.8)   $ (4.1)    $(15.8)      $  8.7
   2003                                        $(10.9)   $  9.7     $  0.8       $(54.0)

(LOSS) EARNINGS PER SHARE(8)
2004 Basic
   Continuing operations                       $(0.57)    (0.38)    $(0.41)      $ 0.16
   Discontinued operations                      (2.29)     0.18      (0.36)        0.26
   Net (loss) income                           $(2.86)   $(0.20)    $(0.77)      $ 0.42
2004 Diluted
   Continuing operations                       $(0.57)   $(0.38)    $(0.41)      $ 0.16
   Discontinued operations                      (2.29)     0.18      (0.36)        0.26
   Net (loss) income                           $(2.86)   $(0.20)    $(0.77)      $ 0.42
2003 Basic
   Continuing operations                       $(0.12)   $ 0.77     $ 0.29       $(1.15)
   Discontinued operations                      (0.41)    (0.30)     (0.26)       (1.47)
   Net (loss) income                           $(0.53)   $ 0.47     $ 0.03       $(2.62)
2003 Diluted
   Continuing operations                        (0.12)   $ 0.77       0.29       $(1.15)
   Discontinued operations                      (0.41)    (0.30)     (0.26)       (1.47)
   Net (loss) income                           $(0.53)   $ 0.47     $ 0.03       $(2.62)

(1) The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores and the exited Meldisco businesses have been accounted for as discontinued operations.
(2) During the first quarter of 2003, we recorded restructuring and asset impairment charges totaling $18.2 million related to inventory write-downs, employee severance and asset impairments in connection with the closing of 316 Kmart stores.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) During the third quarter of 2003, we recorded a reversal of SERP liability of $7.2 million and other income of $5.4 million related to the Land Rover trademark.
(4) During the fourth quarter of 2003, we recorded charges totaling $14.5 million related to the write-off of deferred financing costs, returns and allowances, fixed assets and taxes other than income taxes.
(5) During the fourth quarter of 2003, we recorded charges in discontinued operations totaling $10.5 million related to the write-off of Just For Feet intangible assets and the write-down of inventory.
(6) During the fourth quarter of 2004, we recorded a $6.2 million charge in connection with the Kmart Settlement.
(7) During the fourth quarter of 2004, we recorded $9.2 million as other income in connection with the settlement of our derivative action lawsuits.
(8) Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price.

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

Signature                       Title                               Date
---------                       -----                               ----


/s/ DALE W. HILPERT            Chairman of the Board and      September 26, 2005
----------------------------   Chief Executive Officer
Dale W. Hilpert                (Principal Executive
                               Officer)


/s/ NEELE E. STEARNS, JR.      Interim Vice Chairman and      September 26, 2005
----------------------------   Director
Neele E. Stearns, Jr.


/s/ JEFFREY A. SHEPARD         Executive Vice President       September 26, 2005
----------------------------   and Director
Jeffrey A. Shepard


/s/ RICHARD L. ROBBINS         Senior Vice President          September 26, 2005
----------------------------   Financial Reporting and
Richard L. Robbins             Control (Principal Financial
                               Officer and Principal
                               Accounting Officer)


/s/ ROBERT A. DAVIES, III      Director                       September 26, 2005
----------------------------
Robert A. Davies, III


/s/ GEORGE S. DAY              Director                       September 25, 2005
----------------------------
George S. Day


/s/ STANLEY P. GOLDSTEIN       Director                       September 26, 2005
----------------------------
Stanley P. Goldstein


/s/ BETTYE MARTIN MUSHAM       Director                       September 26, 2005
----------------------------
Bettye Martin Musham


/s/ KENNETH S. OLSHAN          Director                       September 26, 2005
----------------------------
Kenneth S. Olshan

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
          Valuation and Qualifying Accounts for the Fiscal Years ended
             January 1, 2005, January 3, 2004 and December 28, 2002
                                  (in millions)

                                                                     Schedule II

                                                        Additions
                                        Balance at      Charged to
                                         Beginning      Costs and                           Balance at
Description                           of Fiscal Year   Expenses(1)   Deductions(2)(3)   End of Fiscal Year
-----------                           --------------   -----------   ----------------   ------------------
Fiscal Year Ended January 1, 2005
   Allowance for Doubtful Accounts         $0.3            $0.1           $   --               $0.4
   Aged Inventory Reserve                  $1.0            $ --           $ (0.9)              $0.1
   Allowance for Sales Returns             $1.8            $ --           $ (0.6)              $1.2

Fiscal Year Ended January 3, 2004
   Allowance for Doubtful Accounts         $2.3            $0.2            ($2.2)              $0.3
   Aged Inventory Reserve                  $0.5            $0.5               --               $1.0
   Allowance for Sales Returns             $0.4            $1.4               --               $1.8

Fiscal Year Ended December 28, 2002
   Allowance for Doubtful Accounts         $1.9            $9.7(1)        $ (9.3)              $2.3
   Aged Inventory Reserve                  $0.9              --            ($0.4)              $0.5
   Allowance for Sales Returns             $0.5              --            ($0.1)              $0.4

              This Schedule II reflects continuing operations only.

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

3.2 Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.2(a) to Footstar, Inc.'s Annual Report on Form 10-K filed on March 30,
           2001).

4.1        Rights Agreement, dated as of March 8, 1999, between Footstar, Inc.
           and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor
           Services LLC), as Rights Agent, which includes, as Exhibit A, the
           Certificate of Designation, Preferences and Rights of Series A Junior
           Participating Preferred Stock of Footstar, Inc., as Exhibit B, the
           Form of Right Certificate, and as Exhibit C, the Summary of Rights to
           Purchase Preferred Shares (incorporated by reference to Exhibit 1 to
           Footstar, Inc.'s Form 8-A filed on March 9, 1999) and Amendment No. 1 dated as of May 31, 2002 (incorporated by reference to Exhibit 2 to Footstar, Inc.'s Form 8-A filed on June 4, 2002).

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

10.1(a) Amended and Restated Master Agreement dated as of August 24, 2005 by and between Kmart Corporation, Sears Holding Corporation as guarantor of payments to be made by Kmart Corporation and Footstar, Inc.
           (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s
           Current Report on From 8-K filed on August 26, 2005).

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

Exhibit
Number                                  DESCRIPTION
--------                                -----------
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

10.5(e) Agreement and General Release with R. Shawn Neville (incorporated by reference to Exhibit 10.5(k) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).*

10.5(f) Agreement and General Release with Mark G. Morrison (incorporated by reference to Exhibit 10.1 to Footstar Inc.'s Form 8-K filed on
           February 22, 2005).*

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

10.5(k) Amendment to Employment Agreement with Dale W. Hilpert (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on January 28, 2005).*

10.6       Footstar Deferred Compensation Plan (incorporated by reference to
           Exhibit 10.8 to Footstar, Inc.'s 1996 Annual Report on Form 10-K filed on March 28, 1997).*

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

10.7(c) Performance Criteria under 2005 Annual Bonus Plan (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on
           January 28, 2005). *

Exhibit
Number                                  DESCRIPTION
--------                                -----------
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

Exhibit
Number                                  DESCRIPTION
--------                                -----------
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

10.13(d)   Waiver, dated as of January 24, 2005, to Amended and Restated
           Debtor-in-Possession and Exit Credit Agreement (incorporated by reference to Exhibit 10.13(d) of Footstar, Inc.'s 2003 Annual Report on Form 10-K filed on April 8, 2005).*

10.13(e)   First Amendment to Amended and Restated Debtor-in-Possession and Exit
           Credit Agreement dated as of May 31, 2005 among Footstar, Inc., as
           Lead Borrower for Footstar, Inc. and Footstar Corporation; the
           Lenders party thereto; Fleet National Bank, as Administrative Agent and Swingline Lender; Fleet Retail Group, as Collateral Agent; and
           General Electric Capital Corporation, as Syndication Agent
           (incorporated by reference to Exhibit 10.1 of Footstar, Inc.'s
           Current Report on Form 8-K filed on June 3, 2005).

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

Exhibit
Number                                  DESCRIPTION
--------                                -----------
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