Form 10-Q
period 2005-04-02
FOOTSTAR INC
filed 2005-09-30
CIK 1011308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005
                         Commission File Number 1-11681

                                   ----------

                                 FOOTSTAR, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

             DELAWARE                                      22-3439443
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation for organization)

                  933 MACARTHUR BLVD., MAHWAH, NEW JERSEY 07430
                    (Address of principal executive offices)

                                 (201) 934-2000
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No   X
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2005, was approximately $125.8 million.

Number of shares outstanding of common stock, par value $.01 per share, as of July 30, 2005: 20,349,976

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I
Item 1. Financial Statements
   Consolidated Statements of Operations - For the Three Months Ended
      April 2, 2005 and April 3, 2004 .....................................    3
   Consolidated Balance Sheets - As of April 2, 2005 and January 1, 2005 ..    4
   Condensed Consolidated Statements of Cash Flows - For the Three Months
      Ended April 2, 2005 and April 3, 2004 ...............................    5
   Notes to Consolidated Financial Statements .............................    6
Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations ..................................................   14
Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   23
Item 4. Controls and Procedures                                               24

SIGNATURES.................................................................   25

EX. 31.1 CERTIFICATIONS
EX. 31.2 CERTIFICATIONS
EX. 32.1 CERTIFICATIONS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004
                                   (Unaudited)
                              (amounts in millions)

                                                             Three Months Ended
                                                       -----------------------------
                                                       April 2, 2005   April 3, 2004
                                                       -------------   -------------
Net sales                                                 $154.8          $176.9
Cost of sales                                              110.5           121.5
                                                          ------          ------
GROSS PROFIT                                                44.3            55.4
Store operating, selling, general and
   administrative expenses                                  47.6            58.9
Depreciation and amortization                                1.8             4.8
Interest expense                                             0.8             3.6
                                                          ------          ------
LOSS BEFORE REORGANIZATION ITEMS                            (5.9)          (11.9)
Reorganization items                                         3.7             4.5
                                                          ------          ------
LOSS BEFORE INCOME TAXES, MINORITY INTERESTS
   AND DISCONTINUED OPERATIONS                              (9.6)          (16.4)
Income tax (benefit) provision                              (8.2)           (1.4)
                                                          ------          ------
LOSS BEFORE MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                                  (1.4)          (15.0)
Minority interests in net loss                                --             3.1
                                                          ------          ------
LOSS FROM CONTINUING OPERATIONS                             (1.4)          (11.9)
Loss from discontinued operations                           (0.1)          (26.0)
Gain (loss) from disposal of discontinued operations         0.1           (20.9)
                                                          ------          ------
NET LOSS                                                  $ (1.4)         $(58.8)
                                                          ======          ======

LOSS PER SHARE:
Basic and diluted:
   Loss from continuing operations                        $(0.07)         $(0.57)
   Loss from discontinued operations                          --           (2.29)
                                                          ------          ------
   Net loss                                               $(0.07)         $(2.86)
                                                          ======          ======
Average common shares outstanding:
Basic and diluted                                           20.5            20.5
                                                          ======          ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                          April 2,    January 1,
                                                            2005         2005
                                                        -----------   ---------
                                                        (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                              $ 198.9      $ 189.6
   Accounts receivable, net                                  22.5         22.1
   Inventories                                              117.5         98.9
   Prepaid expenses and other current assets                 37.9         28.4
   Assets of discontinued operations                           --          6.2
                                                          -------      -------
      Total current assets                                  376.8        345.2
                                                          -------      -------
Property and equipment, net                                  33.3         35.4
Intangible assets, net                                       10.3         10.3
Deferred charges and other assets                             2.4          3.2
                                                          -------      -------
      Total assets                                        $ 422.8      $ 394.1
                                                          =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities not subject to compromise:
   Accounts payable                                       $  82.2      $  48.0
   Accrued expenses                                          40.6         48.0
   Amount due under Kmart Settlement                         50.3         45.0
   Income taxes payable                                        --          2.0
   Liabilities of discontinued operations                     4.0          3.5
Liabilities subject to compromise                           152.9        152.3
                                                          -------      -------
      Total current liabilities                             330.0        298.8
Other long-term liabilities                                  37.3         38.5
Amount due under Kmart Settlement                             5.5          5.5
                                                          -------      -------
      Total liabilities                                     372.8        342.8
                                                          -------      -------

Shareholders' Equity:
   Common stock $.0l par value: 100,000,000
      shares authorized, 31,060,528 and 31,018,065
      shares issued                                           0.3          0.3
   Additional paid-in capital                               343.0        343.1
   Treasury stock: 10,711,569 shares at cost               (310.6)      (310.6)
   Unearned compensation                                     (0.3)        (0.4)
   Retained earnings                                         17.6         18.9
                                                          -------      -------
      Total shareholders' equity                             50.0         51.3
                                                          -------      -------
      Total liabilities and shareholders' equity          $ 422.8      $ 394.1
                                                          =======      =======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004
                                   (Unaudited)
                              (amounts in millions)

                                                               Three Months Ended
                                                         -----------------------------
                                                         April 2, 2005   April 3, 2004
                                                         -------------   -------------
Net cash provided by (used in) operating activities         $  2.6          $ (3.0)
                                                            ------          ------
Cash flows provided by (used in) investing activities:
   Additions to property and equipment                        (0.3)           (0.9)
   Proceeds from sale of furniture and equipment               0.3              --
                                                            ------          ------
Net cash used in investing activities                           --             (0.9)
                                                            ------          -------
Cash flows used in financing activities:
   Repayments on notes payable                                  --           (77.0)
   Other                                                        --             0.4
                                                            ------          ------
Net cash used in financing activities                           --           (76.6)
                                                            ------          ------
Cash provided by discontinued operations                       6.7            93.8
                                                            ------          ------
Net increase in cash and cash equivalents                      9.3            13.3
Cash and cash equivalents, beginning of period               189.6             1.1
                                                            ------          ------
Cash and cash equivalents, end of period                    $198.9          $ 14.4
                                                            ------          ------

     See accompanying notes to condensed consolidated financial statements.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

THE COMPANY

Footstar, Inc., ("Footstar", the "Company", "we", "us", or "our") is a holding company in which its businesses are operated through its subsidiaries. We are principally a retailer conducting business through our Meldisco Segment and, prior to our sale of certain stores to certain affiliates of Foot Locker, Inc. ("Foot Locker") on May 2, 2004 and the closing of underperforming stores, our Athletic Segment. The Meldisco Segment sells family footwear through licensed footwear departments and wholesale arrangements. The Athletic Segment sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), and via catalogs and the Internet.

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

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. Following the Kmart Settlement, as defined below, we anticipate filing an amended plan with the Court (the "Amended Plan"). The Amended Plan is expected to provide for an orderly reorganization of the Company and certain cash distributions and be subject to a vote by eligible ballot holders. The Amended Plan is also expected to provide for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan is also expected to provide that we will not emerge from bankruptcy until we file with the Securities and Exchange Commission ("SEC") this periodic report and our Quarterly Report on From 10-Q for the fiscal quarter ended July 2, 2005, both required by the SEC. Although we expect that creditors in the bankruptcy will be paid in full, the timing of such payments is currently subject to negotiation and is expected to be specified in the Amended Plan.

On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption, interpretation and amendment of the Master Agreement with Kmart,

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

effective July 1, 1995, as amended (the "Master Agreement"). On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which takes effect beginning January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Master Agreement as amended by the Kmart Settlement (the "Amended Master Agreement"). For the three months ended April 2, 2005 and April 3, 2004, Kmart footwear department sales were approximately $140.9 million and $164.2 million, respectively. See Note 4.

2.   BASIS OF PRESENTATION

The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, our pre-petition liabilities that are subject to compromise are reported separately in the accompanying consolidated balance sheets as an estimate of the amount that will ultimately be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to our bankruptcy filing as reorganization items (see Notes 6 and 8).

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

Detailed footnote information is not included in this report. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in our fiscal 2004 Annual Report on Form 10-K for the period ended January 1, 2005 filed with the SEC.

The results of operations for the three months ended April 2, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2005.

3.   DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and within our Meldisco Segment, the sale or liquidation of all our Shoe Zone stores as well as our exit from the footwear departments in 44 Gordmans, Inc. stores and the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported the results of our discontinued operations as a separate component of operations. As of April 2, 2005 the estimated gain from disposal of the Athletic Segment was approximately $21.4 million.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Net sales and operating loss from discontinued operations for the three months ended April 2, 2005 and April 3, 2004 were as follows (in millions):

                                               2005    2004
                                              -----   ------
Net sales                                     $  --   $200.6
Operating loss from discontinued operations   $(0.1)  $(16.9)

4.   MELDISCO'S RELATIONSHIP WITH KMART

Our arrangement with Kmart was governed by the Master Agreement. The Master Agreement provided us with the non-transferable, exclusive right and license to operate a footwear department in every Kmart store. The initial term of the Master Agreement would have expired on July 1, 2012, and was renewable for a 15 year term upon mutual agreement, unless either party gave notice of termination at least four years prior to the end of the applicable term. Under the Master Agreement, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49% interest, other than 23 of the Shoemart Corporations which were wholly-owned by us.

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

          The cure amount is inclusive of all claims of Kmart, including, without limitation, retained earnings, and retained deficit of all stores that were no longer in operation as of January 1, 2005 and any dividend/excess fees. This entire amount was paid to Kmart on August 26, 2005. A loss of $6.3 million resulting from the Kmart Settlement was recorded in December 2004.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

5.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

          Assets and liabilities related to discontinued operations consisted of the following (in millions):

                              April 2, 2005   January 1, 2005
                              -------------   ---------------
ASSETS
   Accounts receivable, net        $ --             $6.2
                                   ====             ====

LIABILITIES
   Accrued expenses                $4.0             $3.5
                                   ====             ====

6.   LIABILITIES SUBJECT TO COMPROMISE

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Liabilities subject to compromise consisted of the following (in millions):

                        APRIL 2, 2005   JANUARY 1, 2005
                        -------------   ---------------
Accounts payable          $ 76.1           $ 75.9
Accrued expenses            70.2             69.8
Long-term liabilities        6.6              6.6
                          ------           ------
   Total                  $152.9(a)        $152.3(a)
                          ======           ======

(a) Includes approximately $111.9 and $112.5 of liabilities subject to compromise from discontinued operations as of April 2, 2005 and January 1, 2005, respectively.

7.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of April 2, 2005, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the year ended January 1, 2005.

8.   REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three months ended April 2, 2005 and April 3, 2004 (in millions):

                                             2005    2004
                                            -----   -----
Professional fees                           $ 3.9   $ 1.9
Trustee fees                                  1.0     2.6
Interest income                              (1.2)     --
                                            -----   -----
   Total                                    $ 3.7   $ 4.5
                                            =====   =====

9.   EARNINGS PER SHARE

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table reflects average shares outstanding used to compute basic and diluted loss per share (in millions):

                                           April 2, 2005   April 3, 2004
                                           -------------   -------------
Average shares outstanding                      20.3            20.2
Contingently issuable shares (1)                 0.2             0.3
                                                ----            ----
Average shares outstanding - basic              20.5            20.5
                                                ====            ====
Average shares outstanding - diluted (2)        20.5            20.5
                                                ====            ====

(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the three months ended April 2, 2005 and April 2, 2004, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. There were no assumed shares having an anti-dilutive effect on EPS in either period.

10.  INCOME TAXES

Although the Kmart Settlement was effective as of January 2, 2005, the effective date for tax purposes is August 25, 2005, the date the Kmart Settlement was approved by the Court. As a result, two tax periods are required for fiscal 2005. Due to the minority interests in each Shoemart store for the period January 2, 2005 through August 25, 2005, we can not file a consolidated federal tax return. As losses from stores cannot therefore be offset against profits from other stores, this has resulted in an unusually high estimated effective tax rate of approximately 88% for 2005. As the minority interests are eliminated as of August 25, 2005, subsequent federal tax returns will be filed on a consolidated basis.

11.  COMMITMENTS AND CONTINGENCIES

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

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003, the SEC issued a Formal Order in that enforcement proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of this proceeding.

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas - Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three stripe trademark. While it is too early in litigation to predict the outcome of the claims against us, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations.

Pursuant to an agreement between the Company and FMI International LLC ("FMI") for warehouse and distribution services, we are obligated to pay to FMI a minimum of $15.1 million in both 2005 and 2006.

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

     - risks associated with third parties seeking and obtaining Court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee or to convert the Chapter 11 Cases to Chapter 7 cases;

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

     -    the impact of Hurricane Katrina on our Southern Region;

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

Because the information in this Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we assume no obligation to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q.

OVERVIEW

Management confronts major challenges in reorganizing the Company through the Chapter 11 process, and managing the business after the Kmart Settlement. Meldisco is our only continuing business and substantially all of our continuing net sales and profits result from Meldisco's business in Kmart stores. If we fail to develop viable business alternatives to offset this business, we will be forced to liquidate our business when the Kmart relationship ends.

Since the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations against us may not be enforced. In addition, under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases including leases of non-residential real property. Parties affected by these rejections may file claims with the Court in accordance with the Bankruptcy Code and orders issued by the Court.

For the period from the Petition Date to April 2, 2005, we incurred $29.6 million in costs associated with the Chapter 11 Cases. We expect to continue to incur significant additional costs through the remaining Chapter 11 process.

Although the process for the disposition of our Athletic Segment commenced in 2003, as part of our initial reorganization plans after filing for Chapter 11, we closed 166 underperforming stores within the Athletic Segment comprised of all 88 Just For Feet stores, 75 Footaction stores and three Uprise stores.

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

On April 21, 2004, we received Court approval to sell to Foot Locker 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the four remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sale price was placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. If Foot Locker entered into a new lease for any of these store locations, the escrow amount related to that location was paid to us. The escrow amount related to any location for which Foot Locker did not enter into a new lease was paid to Foot Locker, thereby reducing the purchase price by such amount. As of April 2, 2005, Foot Locker entered into new leases for 12 of the above-mentioned 14 store locations and one store location was leased by the landlord to a third party. As of April 2, 2005, approximately $9.2 million of the above-mentioned $13.0 million escrow amount was released to us, approximately $2.2 million was released to Foot Locker and approximately $1.6 million remained in escrow. The parties had previously agreed to extend until July 7, 2005, the one remaining month-to-month lease, but have been unable to agree to a further extension as Foot Locker continues to occupy the premises and negotiate a new lease. Accordingly, the $1.6 million remains in escrow pending the parties resolution of the dispute relating to the release of such funds from escrow.

The sale to Foot Locker together with the closure of the Just For Feet and Footaction stores has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported the results of the discontinued Athletic Segment as a separate component of operations.

We have sold other assets, including our distribution centers in Mira Loma, California ("Mira Loma") in July 2004 and Gaffney, South Carolina in September 2004. The purchaser of Mira Loma, Thrifty Oil Co. has leased Mira Loma to FMI which will provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, we are obligated to pay FMI a minimum of $15.1 million in both 2005 and 2006.

We previously operated a Shared Services Center in Dallas, Texas. The Shared Services Center administered accounts payable, loss prevention, payroll, benefits, store accounting and inventory control for the entire Company and also contained our information systems data center. In connection with our decision to sell the Athletic Segment and streamline our Meldisco business, we determined that from both an internal control and cost perspective, the Shared Services Center was no longer a viable concept given our significantly reduced operating structure. Accordingly, during 2004 we transitioned all Shared Services Center functions to the Meldisco headquarters building in Mahwah, New Jersey.

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. In connection with the Kmart Settlement, we anticipate filing an amended plan with the Court (the "Amended Plan"). The Amended Plan is expected to provide for an orderly reorganization of the Company and certain cash distributions and be subject to a vote by eligible ballot holders. The Amended Plan is also expected to provide for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan is also expected to provide that we will not emerge from bankruptcy until we are current in filing periodic reports with the SEC. Although we expect that creditors will be paid in full, the timing of such payments is subject to negotiation and is expected to be specified in the Amended Plan.

Effective July 1, 2005 the DIP and Exit Facility was amended (the "Amended DIP and Exit Facility"). See "Liquidity and Capital Resources".

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

We and Kmart each will have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that such gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after the Approval Date. The Company will also have the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart will purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) that is in our remaining stores or on order, for an amount equal to the book value of the inventory, as defined.

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

Kmart will have a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store closes or converts to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

OUR BUSINESS RELATIONSHIP WITH WAL-MART STORES

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

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three months ended April 2, 2005 compared with the three months ended April 3, 2004.

2005 VERSUS 2004

Meldisco represents substantially all of our operations. Corporate (income) expense, net of royalties and commissions, was approximately $(3.0) million in 2005 and $7.6 million in 2004.

2005 VERSUS 2004 - CORPORATE

Royalties and commissions, which were approximately $3.5 million and $3.2 million in 2005 and 2004, respectively, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense) were approximately $0.5 million in 2005 and $10.8 million in 2004. With the disposition of our Athletic Segment, corporate expenses were substantially reduced as the remaining corporate activities were transferred to Meldisco at the end of fiscal 2004.

MELDISCO - FIRST QUARTER RESULTS

                                              % SALES -   % SALES -
                             2005     2004       2005        2004
                            ------   ------   ---------   ---------
Net Sales                   $154.8   $176.9
                            ------   ------
Gross Profit                  40.8     52.3     26.4%       29.6%
SG&A Expenses                 47.1     49.3     30.4%       27.9%
Depreciation/Amortization      1.8      3.6      1.2%        2.0%
                            ------   ------
Operating Loss              $ (8.1)    (0.6)    (5.2%)      (0.3)%
                            ------   ------

As part of the Kmart Settlement, effective January 2, 2005 the fees paid to Kmart were revised and Kmart's equity interests in the Shoemart Corporations were eliminated. The effect of the Kmart Settlement in 2005 compared with 2004 is as follows:

Increase in cost of sales   $6.5 million
Decrease in SG&A expenses   $(3.8) million

The minority interests share in 2004 losses were $3.1 million.

NET SALES

Net sales decreased $22.1 million, or 12.5%, to $154.8 million in 2005 compared with $176.9 million in 2004. This sales decrease was primarily due to a 10.9% comparable store sales decline in Shoemart during 2005 predominantly due to lower clearance sales activity and a weaker Easter promotional selling season ($22 million). Shoemart sales were approximately $140.9 million in 2005 and $164.2 million in 2004.

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                     Open Kmart Stores   Kmart Store Comps (A)   Shoemart Store Comps
                     -----------------   ---------------------   --------------------
First Quarter 2005         1,479                 (3.7%)                 (10.9%)
First Quarter 2004         1,506                (12.9%)                  (9.1%)

     (A)  for quarter ended April of each year

In 2005, Shoemart comparable sales declined significantly relative to Kmart primarily due to weaker performance in approximately 900 lower volume stores. In 2004, we moved to aggressively clear aged product. Deep discounts on aged inventory drove 2004 sales which resulted in the decrease in comparable store sales being less than that experienced by Kmart. As there were significantly less clearance sales in 2005, the decrease in comparable store sales was greater than that experienced by Kmart.

GROSS PROFIT

Gross profit decreased $11.5 million to $40.8 million in 2005 compared with $52.3 million in 2004. This decrease was primarily due to the aforementioned $6.5 million effect of the Kmart Settlement and the reduction in sales. The gross margin rate increased in 2005 due to the effect of the deep discounts on aged inventory taken in 2004.

SG&A EXPENSES

SG&A expenses decreased $2.2 million, or 4.5%, to $47.1 million in 2005 compared with $49.3 million in 2004. $3.8 million of this decrease was due to the aforementioned Kmart Settlement, which was offset by an overall increase in SG&A expenses. The overall SG&A rate as a percentage of sales, however, increased to 30.4% in 2005 compared with 27.9% in 2004, as we were unable to reduce store SG&A expenses commensurate with the overall sales decline due to a certain portion of these costs being fixed in nature.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $1.8 million to $1.8 million in 2005 compared with $3.6 million in 2004 due to a significant write-off of assets subsequent to the first quarter of 2004.

OPERATING LOSS

Operating loss increased $7.5 million to $(8.1) million in 2005 compared with $(0.6) million in 2004 primarily due to the decrease in comparable stores sales and the effect of the Kmart Settlement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our Amended DIP and Exit Facility. The Amended DIP and Exit Facility is structured to support general corporate borrowing requirements while operating under Chapter 11 and upon emergence. We have also obtained improved payment terms with our vendors and factories overseas applicable to orders for merchandise placed on or after December 1, 2004. In addition to the improved payment terms, accounts payable also increased due to the higher inventory levels at April 2, 2005 compared to January 1, 2005. Inventory is usually at its lowest level at year end.

In accordance with the Amended Master Agreement, on August 26, 2005, we made the $45.0 million cure payment to Kmart. On August 29, 2005, we made an estimated payment to Kmart of $14.0 million based on the revised percent of gross sales due under the Amended Master Agreement for the period January 2, 2005 through August 27, 2005. On September 6, 2005, we paid an additional $1.5 million to Kmart for the final payment of the amount due.

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

Effective July 1, 2005, we entered into the Amended DIP and Exit Facility to, among other things, reflect a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of (a)(i) March 4, 2006 or (ii) 15 days following confirmation of the Plan to the earlier of (b)(i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility is the earlier of (c)(i) 36 months after our emergence from Chapter 11 or (ii) March 4, 2009.

Our borrowing availability under the Amended DIP and Exit Facility continues to be determined by a formula based upon accounts receivable and inventory. However, pursuant to the amendment, revolving commitments upon emergence from Chapter 11 have been reduced from $160.0 million to $100.0 million, including a $40.0 million sub-limit for letters of credit at our option and upon satisfaction of certain conditions. The conditions to be satisfied prior to emergence from Chapter 11 include the absence of any default or event of default, confirmation of the Amended Plan and occurrence of all conditions related thereto and our delivery of forward looking projections acceptable to the lenders illustrating required availability levels.

Borrowings under the Amended DIP and Exit Facility bear interest at either Fleet's prime rate plus 0.0% to 0.5% or LIBOR plus 1.75% to 2.50%, at our option, with the applicable margin based on quarterly excess availability levels. A quarterly fee of 0.3% per annum is payable on the unutilized balance.

Pursuant to the Amended DIP and Exit Facility we are required to maintain minimum excess availability equal to at least 10% of the borrowing base, as defined, provided, however, that prior to our emergence from Chapter 11, in the event that loans are outstanding, the minimum excess availability requirement will be an amount equal to (i) 10% of the borrowing base plus (ii) $20.0 million.

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

The Amended DIP and Exit Facility also includes representations and warranties, that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition. A failure by us to satisfy any of the covenants, representations or warranties would result in default or other adverse impact under the Amended DIP and Exit Facility. Upon the request of the Company, the lenders have extended the time for the delivery of the 2004 annual consolidated financial statements and certain compliance certifications until we exit from Chapter 11.

As of April 2, 2005, we had no loans outstanding and $20.1 million of outstanding letters of credit under the DIP and Exit Facility. Letters of credit reduce the borrowing capacity of the DIP and Exit Facility.

The Pre-Petition Credit Facility

Prior to the Petition Date, our principal sources of liquidity used in funding our short-term operations were our operating cash flows and our senior secured credit facility ("Credit Facility") with a syndicate of lenders led by Fleet. The Credit Facility has since been replaced by the Amended DIP and Exit Facility.

CRITICAL ACCOUNTING ESTIMATES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting estimates that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

The accounting estimates and related risks described in our fiscal 2004 Annual Report on Form 10-K for the year ended January 1, 2005 are those that depend most heavily on these judgments and estimates. As of April 2, 2005, there have been no material changes to any of the critical accounting estimates contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of April 2, 2005, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. On January 8, 2004, four interest rate swap agreements we had previously entered into to limit the variability of a portion of our interest expense in connection with outstanding variable rate debt under the Credit Facility expired.

INTEREST RATES

As of April 2, 2005, we had no borrowings outstanding under the DIP and Exit Facility, other than approximately $20.1 million of outstanding letters of credit. The Company, from time to time, undertakes borrowings to finance working capital and other corporate requirements. Our peak borrowing periods coincide with peak inventory purchases.

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

FOREIGN EXCHANGE

A significant percentage of our products are sourced or manufactured offshore, with China accounting for approximately 96% of all sources. Our offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of our Chief Executive Officer and Senior Vice President of Financial Reporting and Control, management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Senior Vice President of Financial Reporting and Control concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level with the filing of our first and second quarter 2005 Form 10-Q's.

Commencing January 2, 2005, the analysis of the components of our landed cost accrual is performed monthly and we have corrected the design deficiency in our controls over in-transit inventory to ensure that inventory and accounts payable will be properly stated for all periods presented. With the filing of our first and second quarter 2005 Form 10-Q's we will be current in filings required under the Exchange Act.

There were no other changes in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Footstar, Inc.


Date: September 27, 2005               By: /s/ Dale W. Hilpert
                                           ------------------------------------
                                           Dale W. Hilpert
                                           Chairman of the Board,
                                           Chief Executive Officer and President


Date: September 27, 2005               By: /s/ Richard L. Robbins
                                           -------------------------------------
                                           Richard L. Robbins
                                           Senior Vice President Financial
                                           Reporting and Control
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)