Form 10-Q
period 2005-07-02
FOOTSTAR INC
filed 2005-09-30
CIK 1011308

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

                   For the quarterly period ended July 2, 2005
                         Commission File Number 1-11681

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

Part I
Item 1.  Financial Statements
         Consolidated Statements of Operations - For the Three and Six Months
            Ended July 2, 2005 and July 3, 2004 ................................    3
         Consolidated Balance Sheets - As of July 2, 2005 and January 1, 2005 ..    4
         Condensed Consolidated Statements of Cash Flows - For the Six Months
            Ended July 2, 2005 and July 3, 2004 ................................    5
         Notes to Consolidated Financial Statements ............................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..............................................   14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............   25
Item 4.  Controls and Procedures ...............................................   25
SIGNATURES......................................................................   27
EX. 31.1 CERTIFICATIONS
EX. 31.2 CERTIFICATIONS
EX. 32.1 CERTIFICATIONS


                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004
                                   (Unaudited)
                              (amounts in millions)

                                                                                               Six Months Ended
                                                                                           -----------------------
                                                                      Three Months Ended   Six Months   Six Months
                                                                      ------------------      Ended        Ended
                                                                       July 2,   July 3,     July 2,      July 3,
                                                                         2005      2004       2005         2004
                                                                       -------   -------   ----------   ----------
Net sales                                                               $192.6   $216.5      $347.4       $393.4
Cost of sales                                                            130.0    144.0       240.5        265.5
                                                                        ------   ------      ------       ------
GROSS PROFIT                                                              62.6     72.5       106.9        127.9
Store operating, selling, general and administrative expenses             47.0     62.6        94.6        121.5
Depreciation and amortization                                              1.8      7.2         3.7         12.0
Interest expense                                                           1.2      3.9         2.0          7.5
                                                                        ------   ------      ------       ------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS                                 12.6     (1.2)        6.6        (13.1)
Reorganization items                                                       5.9      3.9         9.6          8.4
                                                                        ------   ------      ------       ------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                                                 6.7     (5.1)       (3.0)       (21.5)
Income tax (provision) benefit                                            (5.8)    (0.5)        2.6          0.9
                                                                        ------   ------      ------       ------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS        0.9     (5.6)       (0.4)       (20.6)
Minority interests in net (income) loss                                     --     (2.1)         --          1.0
                                                                        ------   ------      ------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                   0.9     (7.7)       (0.4)       (19.6)
(Loss) income from discontinued operations                                  --    (31.2)       (0.1)       (57.2)
(Loss) gain from disposal of discontinued operations                        --     34.8          --         13.9
                                                                        ------   ------      ------       ------
NET INCOME (LOSS)                                                       $  0.9   $ (4.1)     $ (0.5)      $(62.9)
                                                                        ======   ======      ======       ======
NET INCOME (LOSS) PER SHARE:
Basic:
   Income (loss) from continuing operations                             $ 0.04   $(0.38)     $(0.02)      $(0.95)
   (Loss) income from discontinued operations                               --     0.18          --        (2.11)
                                                                        ------   ------      ------       ------
   Net income (loss)                                                    $ 0.04   $(0.20)     $(0.02)      $(3.06)
                                                                        ======   ======      ======       ======
Diluted:
   Income (loss) from continuing operations                             $ 0.04   $(0.38)     $(0.02)      $(0.95)
   (Loss) income from discontinued operations                               --    (0.18)         --        (2.11)
                                                                        ------   ------      ------       ------
   Net income (loss)                                                    $ 0.04   $(0.20)     $(0.02)      $(3.06)
                                                                        ======   ======      ======       ======
Average common shares outstanding:
Basic                                                                     20.5     20.5        20.5         20.5
                                                                        ======   ======      ======       ======
Diluted                                                                   20.5     20.5        20.5         20.5
                                                                        ======   ======      ======       ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                 July 2, 2005   January 1, 2005
                                                                 ------------   ---------------
                                                                  (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $ 218.5          $ 189.6
   Accounts receivable, net                                           14.7             22.1
   Inventories                                                       103.7             98.9
   Prepaid expenses and other current assets                          29.9             28.4
   Assets of discontinued operations                                    --              6.2
                                                                   -------          -------
      Total current assets                                           366.8            345.2
                                                                   -------          -------
Property and equipment, net                                           32.1             35.4
Intangible assets, net                                                10.3             10.3
Deferred charges and other assets                                      2.2              3.2
                                                                   -------          -------
      Total assets                                                 $ 411.4          $ 394.1
                                                                   =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Accounts payable                                                   66.6          $  48.0
   Accrued expenses                                                   41.1             48.0
   Amount due under Kmart Settlement                                  57.0             45.0
   Income taxes payable                                                 --              2.0
   Liabilities of discontinued operations                              3.0              3.5
Liabilities subject to compromise                                    150.2            152.3
                                                                   -------          -------
   Total current liabilities                                         317.9            298.8
Other long-term liabilities                                           37.3             38.5
Amount due under Kmart Settlement                                      5.5              5.5
                                                                   -------          -------
   Total liabilities                                                 360.7            342.8

Shareholders' Equity:
   Common stock $.0l par value: 100,000,000 shares authorized,
   31,061,545 and 31,018,065 shares issued                             0.3              0.3
   Additional paid-in capital                                        342.9            343.1
   Treasury stock: 10,711,569 shares at cost                        (310.6)          (310.6)
   Unearned compensation                                              (0.3)            (0.4)
   Retained earnings                                                  18.4             18.9
                                                                   -------          -------
      Total shareholders' equity                                      50.7             51.3
                                                                   -------          -------
      Total liabilities and shareholders' equity                   $ 411.4          $ 394.1
                                                                   =======          =======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004
                                   (Unaudited)
                              (amounts in millions)

                                                            Six Months Ended
                                                      ---------------------------
                                                      July 2, 2005   July 3, 2004
                                                      ------------   ------------
Net cash provided by operating activities                $ 26.7        $  29.4
                                                         ------        -------
Cash flows provided by investing activities:
   Additions to property and equipment                     (0.8)          (1.7)
   Proceeds from sale of furniture and equipment            0.3             --
   Proceeds from the sale of Athletic Division               --          215.7
                                                         ------        -------
Net cash provided by investing activities                  (0.5)         214.0
                                                         ------        -------
Cash flows used in financing activities:
   Repayments on notes payable                               --         (198.0)
   Other                                                    0.1            0.4
                                                         ------        -------
Net cash provided by (used in) financing activities         0.1         (197.6)
                                                         ------        -------
Cash provided by discontinued operations                    2.6           34.3
                                                         ------        -------
Net increase in cash and cash equivalents                  28.9           80.1
Cash and cash equivalents, beginning of period            189.6            1.1
                                                         ------        -------
Cash and cash equivalents, end of period                 $218.5        $  81.2
                                                         ======        =======

     See accompanying notes to condensed consolidated financial statements.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

THE COMPANY

Footstar, Inc., ("Footstar", the "Company", "we", "us", or "our") is a holding company in which our businesses are operated through its subsidiaries. We are principally a retailer conducting business through our Meldisco Segment and, prior to our sale of certain stores to certain affiliates of Foot Locker, Inc. ("Foot Locker") on May 2, 2004 and the closing of underperforming stores, its Athletic Segment. The Meldisco Segment sells family footwear through licensed footwear departments and wholesale arrangements. The Athletic Segment sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), and via catalogs and the Internet.

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

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. Following the Kmart Settlement, as defined below, we anticipate filing an amended plan with the Court (the "Amended Plan"). The Amended Plan is expected to provide for an orderly reorganization of the Company and certain cash distributions and be subject to a vote by eligible ballot holders. The Amended Plan is also expected to provide for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan is also expected to provide that we will not emerge from bankruptcy until we file with the Securities and Exchange Commission ("SEC") this periodic report as required by the SEC. Although we expect that creditors in the bankruptcy will be paid in full, the timing of such payments is currently subject to negotiation and is expected to be specified in the Amended Plan.

On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption, interpretation and amendment of the Master Agreement with Kmart, effective July 1, 1995, as amended (the "Master Agreement"). On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which takes effect beginning January 2,

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Master Agreement as amended by the Kmart Settlement (the "Amended Master Agreement") See Note 4. Kmart footwear department sales were as follows (in millions):

     Three Months Ended             Six Months Ended
---------------------------   ---------------------------
July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
------------   ------------   ------------   ------------
   $183.2         $206.7         $324.2         $370.9

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

The results of operations for the six months ended July 2, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2005.

3.   DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and within our Meldisco Segment, the sale or liquidation of all our Shoe Zone stores as well as our exit from the footwear departments in 44 Gordmans, Inc. stores and the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported our results of the discontinued operations as a separate component of operations. As of July 2, 2005 the estimated gain from disposal of the Athletic Segment was approximately $21.4 million.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Net sales and operating loss from discontinued operations for the three and six months ended July 2, 2005 and July 3, 2004 were as follows (in millions):

                                    Three Months Ended             Six Months Ended
                               ---------------------------   ---------------------------
                               July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
                               ------------   ------------   ------------   ------------
Net sales                          $ --          $ 40.6          $ --          $241.2
Operating income (loss) from
   discontinued operations         $0.2          $(21.7)         $0.1          $(38.6)

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

5.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations consisted of the following (in millions):

                              July 2, 2005   January 1, 2005
                              ------------   ---------------
ASSETS
   Accounts receivable, net       $ --             $6.2
                                  ----             ----

LIABILITIES
   Accrued expenses               $3.0             $3.5
                                  ----             ----

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Liabilities subject to compromise consisted of the following (in millions):

                        July 2,       January 1,
                         2005            2005
                        ------        ----------
Accounts payable        $ 75.5         $ 75.9
Accrued expenses          68.1           69.8
Long-term liabilities      6.6            6.6
                        ------         ------
   Total                $150.2(a)      $152.3(a)
                        ======         ======

(a) Includes approximately $109.4 and $112.5 of liabilities subject to compromise from discontinued operations as of July 2, 2005 and January 1, 2005, respectively.

7.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of July 2, 2005, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the year ending January 1, 2005.

8.   REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three and six months ended July 2, 2005 and July 3, 2004 (in millions):

                                             Three Months Ended             Six Months Ended
                                        ---------------------------   ---------------------------
                                        July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
                                        ------------   ------------   ------------   ------------
Store and distribution center closing
   and related asset impairment costs      $ 0.1          $ 2.2          $ 0.1         $  2.2
Professional fees                            6.2            0.5           10.1            2.4
Trustee fees                                 1.0            1.3            2.0            3.9
Interest income                             (1.4)          (0.1)          (2.6)          (0.1)
                                           -----          -----          -----          -----
   Total                                   $ 5.9          $ 3.9          $ 9.6          $ 8.4
                                           =====          =====          =====          =====

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

The following table reflects average shares outstanding used to compute basic and diluted loss per share (in millions):

                                                Three Months Ended             Six Months Ended
                                           ---------------------------   ---------------------------
                                           July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
                                           ------------   ------------   ------------   ------------
Average shares outstanding                     20.3           20.2           20.3           20.2
Contingently issuable shares (1)                0.2            0.3            0.2            0.3
                                               ----           ----           ----           ----
Average shares outstanding - basic             20.5           20.5           20.5           20.5
                                               ====           ====           ====           ====
Average shares outstanding - diluted (2)       20.5           20.5           20.5           20.5
                                               ====           ====           ====           ====

----------
(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the three months ended July 3, 2004, and the six months ended July 2, 2005 and July 3, 2004, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. There were no assumed shares having an anti-dilutive effect on EPS in any period.

10.  INCOME TAXES

Although the Kmart Settlement was effective as of January 2, 2005, the effective date for tax purposes is August 25, 2005, the date the Kmart Settlement was approved by the Court. As a result, two tax periods are required for fiscal 2005. Due to the minority interests in each Shoemart store for the period January 2, 2005 through August 25, 2005, we can not file a consolidated federal tax return. As losses from stores cannot therefore be offset against profits from other stores, this has resulted in an unusually high estimated tax rate of approximately 88% for 2005. As the minority interests are eliminated as of August 25, 2005, subsequent federal tax returns will be filed on a consolidated basis.

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

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003, the SEC issued a Formal Order that enforcement proceeding, authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of the proceeding.

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas - Salomon AG v Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three strip trademark. While it is too early in litigation to predict the outcome of the claims against us, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations.

Pursuant to an agreement between the Company and FMI International ("FMI") for warehouse and distribution services, we are obligated to pay to FMI a minimum of $15.1 million in both 2005 and 2006.

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

OVERVIEW

Management confronts major challenges in reorganizing the Company through the Chapter 11 process, and managing the business after the Kmart Settlement. Meldisco is our only continuing business and substantially, all of our continuing net sales and profits result from Meldisco's business in Kmart stores. If we fail to develop viable business alternatives to offset this business, we will be forced to liquidate our business when the Kmart relationship ends.

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

 On April 21, 2004, we received Court approval to sell to Foot Locker 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the four remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sale price was placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. If Foot Locker entered into a new lease for any of these store locations, the escrow amount related to that location was paid to us. The escrow amount related to any location for which Foot Locker did not enter into a new lease was paid to Foot Locker, thereby reducing the purchase price by such amount. As of July 2, 2005, Foot Locker entered into new leases for 12 of the above-mentioned 14 store locations and one store location was leased by the landlord to a third party. As of July 2, 2005, approximately $9.2 million of the above-mentioned $13.0 million escrow amount was released to us, approximately $2.2 million was released to Foot Locker and approximately $1.6 million remained in escrow. The parties had previously agreed to extend until July 7, 2005, the one remaining month-to-month lease, but have been unable to agree to a further extension as Foot Locker continues to occupy the premises and negotiate a new lease. Accordingly, the $1.6 million remains in escrow pending the parties resolution of the dispute relating to the release of such funds from escrow.

The sale to Foot Locker together with the closure of the Just For Feet and Footaction stores has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported the results of the discontinued Athletic Segment as a separate component of operations.

We have sold other assets, including our distribution centers in Mira Loma, California ("Mira Loma") in July 2004 and Gaffney, South Carolina in September 2004. The purchaser of Mira Loma, Thrifty Oil Co. has leased Mira Loma to FMI, which will provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, we are obligated to pay FMI a minimum of $15.1 million in both 2005 and 2006.

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

The Kmart Settlement sets forth the parties' obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, for the stores and we must schedule the staffing in each store at a minimum of 40 hours per week. Kmart is required to allocate at least 52 square tab weekend newspaper advertising insert pages per year to our products.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 2, 2005 VERSUS
THREE MONTHS ENDED JULY 3, 2004

The following is a discussion of the results of operations for the three months ended July 2, 2005 compared with the three months ended July 3, 2004.

2005 VERSUS 2004

Meldisco represents substantially all of our operations. Corporate (income) expense, net of royalties and commissions, was approximately $(2.5) million in 2005 and $9.3 million in 2004.

2005 VERSUS 2004 - CORPORATE

Royalties and commissions, which were approximately $3.2 million and $3.7 million in 2005 and 2004, respectively, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense) were approximately $0.7 million in 2005 and $13.0 million in 2004. With the disposition of our Athletic Segment, corporate expenses were substantially reduced as the remaining corporate activities were transferred to Meldisco at the end of fiscal 2004.

MELDISCO

                             2005     2004    % SALES - 2005   % SALES - 2004
                            ------   ------   --------------   --------------
Net Sales                   $192.6   $216.5        100.0            100.0
                            ------   ------        -----            -----
Gross Profit                  59.3     68.8         30.8             31.8
SG&A Expenses                 46.3     51.3         24.0             23.7
Depreciation/Amortization      1.8      5.5          1.0              2.5
                            ------   ------        -----            -----
Operating Profit             $11.2    $12.0          5.8              5.5
                            ------   ------        -----            -----

As part of the Kmart Settlement, effective January 2, 2005 the fees paid to Kmart were revised and Kmart's equity interests in the Shoemart Corporations were eliminated. The effect of the Kmart Settlement in 2005 compared with 2004 is as follows:

Increase in cost of sales   $9.0 million
Decrease in SG&A expenses   $4.8 million

The minority interests share in 2004 income were $2.1 million.

NET SALES

Net sales decreased $23.9 million, or 11.0%, to $192.6 million in 2005 compared with $216.5 million in 2004. This sales decrease was primarily due to an 8.2% comparable store sales decline in Shoemart during 2005 and fewer open Kmart stores.

Shoemart sales were approximately $183.3 million in 2005 and $206.7 million in 2004.

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                     Open Kmart   Kmart Store   Shoemart Store
Three Months Ended     Stores      Comps (A)         Comps
------------------   ----------   -----------   --------------
   July 2, 2005         1,454         (0.3%)         (8.2%)
   July 3, 2004         1,504        (14.9%)        (11.3%)

     (A) For quarter ended July of each year

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

GROSS PROFIT

Gross profit decreased $9.5 million to $59.3 million in 2005 compared with $68.8 million in 2004. This dollar decrease was partly due to the aforementioned $9.0 million effect of the Kmart Settlement. The overall gross margin rate declined 1% as the effect of the Kmart Settlement was offset by the higher margin on 2005 sales resulting from a reduction in clearance sales that occurred in 2004.

SG&A EXPENSES

SG&A expenses decreased $5.0 million, or 9.7%, to $46.3 million in 2005 compared with $51.3 million in 2004. $4.8 million of this decrease was due to the aforementioned Kmart Settlement. $0.2 million of this decrease is attributable to a reduction in miscellaneous expense fees due to fewer open Kmart stores in 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $3.7 million to $1.8 million in 2005 compared with $5.5 million in 2004 due to a significant write-off of assets during 2004.

OPERATING PROFIT

Operating profit decreased $0.8 million to $11.2 million in 2005 compared with $12.0 million in 2004 primarily due to the reasons noted above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 2, 2005 VERSUS
SIX MONTHS ENDED JULY 3, 2004

The following is a discussion of the results of operations for the six months ended July 2, 2005 compared with the six months ended July 3, 2004.

2005 VERSUS 2004

Meldisco represents substantially all of our operations. Corporate (income) expense, net of royalties and commissions, was approximately $(5.5) million in 2005 and $16.9 million in 2004.

2005 VERSUS 2004 - CORPORATE

Royalties and commissions, which were approximately $6.7 million and $6.9 million in 2005 and 2004, respectively, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense) were approximately $1.2 million in 2005 and $23.8 million in 2004. With the disposition of our Athletic Segment, corporate expenses were substantially reduced as the remaining corporate activities were transferred to Meldisco at the end of fiscal 2004.

MELDISCO

                             2005     2004    % SALES - 2005   % SALES - 2004
                            ------   ------   --------------   --------------
Net Sales                   $347.4   $393.4        100.0            100.0
                            ------   ------        -----            -----
Gross Profit                 100.1    121.1         28.8             30.8
SG&A Expenses                 93.4    100.6         26.9             25.6
Depreciation/Amortization      3.6      9.1          1.0              2.3
                            ------   ------        -----            -----
Operating Profit            $  3.1   $ 11.4          0.9              2.9
                            ------   ------        -----            -----

As part of the Kmart Settlement, effective January 2, 2005 the fees paid to Kmart were revised and Kmart's equity interests in the Shoemart Corporations were eliminated. The effect of the Kmart Settlement in 2005 compared with 2004 is as follows:

Increase in cost of sales   $15.5 million
Decrease in SG&A expenses   $ 8.5 million

The minority interests share in 2004 losses were $(1.0) million.

NET SALES

Net sales decreased $46.0 million, or 11.7%, to $347.4 million in 2005 compared with $393.4 million in 2004. This sales decrease was primarily due to a 9.4% comparable store sales decline in Shoemart during 2005 and fewer open Kmart stores. Shoemart sales were approximately $324.2 million in 2005 and $370.9 million in 2004.

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                                       Kmart Store
Six Months Ended   Open Kmart Stores    Comps (A)    Shoemart Store Comps
----------------   -----------------   -----------   --------------------
July 2, 2005             1,454            (1.8%)             (9.4%)
July 3, 2004             1,504           (13.9%)            (10.4%)

(A)  For six months ended July of each year

In 2005, Shoemart comparable sales declined significantly relative to Kmart primarily due to weaker performance in approximately 900 lower volume stores. In 2004, we moved to aggressively clear aged product. Deep discounts on aged inventory helped drive 2004 sales which resulted in the decrease in comparable store sales being less than that experienced by Kmart. As there were significantly less clearance sales in 2005, the decrease in comparable store sales was greater than that experienced by Kmart.

GROSS PROFIT

Gross profit decreased $21.0 million to $100.1 million in 2005 compared with $121.1 million in 2004. This dollar decrease and resulting decrease in the overall gross margin rate was partly due to the aforementioned $15.5 million effect of the Kmart Settlement.

SG&A EXPENSES

SG&A expenses decreased $7.2 million, or 7.2%, to $93.4 million in 2005 compared with $100.6 million in 2004. $8.5 million of this decrease was due to the aforementioned Kmart Settlement, which was partially offset by an overall increase in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our Amended DIP and Exit Facility. The Amended DIP and Exit Facility is structured to support general corporate borrowing requirements while operating under Chapter 11 and upon emergence. We have also obtained improved payment terms with our vendors and factories overseas applicable to orders for merchandise placed on or after December 1, 2004. In addition to other improved payment terms, accounts payable also increased due to higher inventory levels at July 2, 2005 compared with January 1, 2005. Inventory is usually at its lowest level at year end.

In accordance with the Amended Master Agreement, on August 26, 2005, we made the $45.0 million cure payment to Kmart. On August 29, 2005, we made an estimated payment to Kmart of $14.0 million based on the revised percent of gross sales due under the Amended Master Agreement for the period January 2, 2005 through August 27, 2005 retroactive to January 2, 2005. On September 6, 2005, we paid an additional $1.5 million to Kmart for the final determination of the amount due.

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

As of July 2, 2005, we had no loans outstanding and $19.7 million of outstanding letters of credit under the DIP and Exit Facility. Letters of credit reduce the borrowing capacity of the DIP and Exit Facility.

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

The accounting estimates and related risks described in our fiscal 2004 Annual Report on Form 10-K for the year ended January 1, 2005 are those that depend most heavily on these judgments and estimates. As of July 2, 2005, there have been no material changes to any of the critical accounting estimates contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of July 2, 2005, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. On January 8, 2004, four interest rate swap agreements we had previously entered into to limit the variability of a portion of our interest expense in connection with outstanding variable rate debt under the Credit Facility expired.

INTEREST RATES

As of July 2, 2005, we had no borrowings outstanding under the DIP and Exit Facility, other than approximately $19.7 million of outstanding letters of credit. The Company, from time to time, undertakes borrowings to finance working capital and other corporate requirements. Our peak borrowing periods coincide with peak inventory purchases.

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

Commencing January 2, 2005, an analysis of the components of our landed cost accrual is performed monthly and we have corrected the design deficiency in our controls over in-transit inventory to ensure that inventory and accounts payable will be properly stated for all periods presented. With the filing of our first and second quarter 2005 Form 10-Q's we will be current in filings required under the Exchange Act.

There were no other changes in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Date: September 27, 2005                By: /s/ Richard L. Robbins
                                            ------------------------------------
                                            Richard L. Robbins
                                            Senior Vice President Financial
                                            Reporting and Control
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)