Form 10-Q
period 2005-10-01
FOOTSTAR INC
filed 2005-11-10
CIK 1011308

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

                 For the quarterly period ended October 1, 2005

                         Commission File Number 1-11681

                                   ----------

                                 FOOTSTAR, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

             DELAWARE                                             22-3439443
   (State or other jurisdiction                                 (IRS Employer
of incorporation for organization)                           Identification No.)

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

Number of shares outstanding of common stock, par value $.01 per share, as of October 29, 2005: 20,373,078

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I FINANCIAL INFORMATION ..............................................    3

Item 1. Financial Statements ..............................................    3

   Consolidated Statements of Operations - For the Three and Nine Months
   Ended October 1, 2005 and October 2, 2004...............................    3

   Consolidated Balance Sheets - As of October 1, 2005 and
   January 1, 2005.........................................................    4

   Condensed Consolidated Statements of Cash Flows - For the Nine Months
   Ended October 1, 2005 and October 2, 2004...............................    5

   Notes to Consolidated Financial Statements .............................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations .....................................................   14

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   27

Item 4. Controls and Procedures ...........................................   27

Part II OTHER INFORMATION .................................................

Item 6. Exhibits ..........................................................

SIGNATURES ................................................................   28

31.1 Certification of Chairman, President and Chief Executive Officer of
     the Company, pursuant to Section 302 of the Sarbanes-Oxley
     Act of 2002 ..........................................................   29

31.2 Certification of Senior Vice President of Financial Reporting and
     Control of the Company, pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002 ...........................................   30

32.1 Certifications of Chairman, President and Chief Executive Officer,
     and Senior Vice President of Financial Reporting and Control of
     the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant
     to Section 906 of the Sarbanes-Oxley Act of 2002 .....................   31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004
                                   (Unaudited)
                              (amounts in millions)

                                                                              Three Months Ended        Nine Months Ended
                                                                           -----------------------   -----------------------
                                                                           October 1,   October 2,   October 1,   October 2,
                                                                             2005          2004         2005        2004
                                                                           ----------   ----------   ----------   ----------
Net sales                                                                    $161.7       $186.0       $509.1       $579.4
Cost of sales                                                                 113.9        137.0        354.4        402.5
                                                                             ------       ------       ------       ------
GROSS PROFIT                                                                   47.8         49.0        154.7        176.9
Store operating, selling, general and administrative expenses                  42.0         58.1        136.6        179.5
Depreciation and amortization                                                   1.6          5.1          5.3         17.1
Other income                                                                     --         (9.2)          --         (9.2)
Interest expense                                                                0.8          1.1          2.8          8.6
                                                                             ------       ------       ------       ------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS                                       3.4         (6.1)        10.0        (19.1)
Reorganization items                                                            4.5         21.2         14.1         29.6
                                                                             ------       ------       ------       ------
LOSS BEFORE INCOME TAXES, MINORITY INTERESTS AND DISCONTINUED OPERATIONS       (1.1)       (27.3)        (4.1)       (48.7)

Income tax (provision) benefit                                                 (5.7)         6.2         (3.2)         7.1
                                                                             ------       ------       ------       ------
LOSS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS                     (6.8)       (21.1)        (7.3)       (41.6)
Minority interests in net loss                                                   --         12.6           --         13.6
                                                                             ------       ------       ------       ------
LOSS FROM CONTINUING OPERATIONS                                                (6.8)        (8.5)        (7.3)       (28.0)
Loss from discontinued operations                                              (0.5)       (10.5)        (0.5)       (67.8)
Gain from disposal of discontinued operations                                    --          3.2           --         17.1
                                                                             ------       ------       ------       ------
NET LOSS                                                                     $ (7.3)      $(15.8)      $ (7.8)      $(78.7)
                                                                             ======       ======       ======       ======
NET LOSS PER SHARE:
Basic and diluted:
   Loss from continuing operations                                           $(0.33)      $(0.41)      $(0.35)      $(1.37)
   Loss from discontinued operations                                          (0.02)       (0.36)       (0.03)       (2.47)
                                                                             ------       ------       ------       ------
   Net loss                                                                  $(0.35)      $(0.77)      $(0.38)      $(3.84)
                                                                             ======       ======       ======       ======
Average common shares outstanding:
Basic and diluted                                                              20.5         20.5         20.5         20.5
                                                                             ======       ======       ======       ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                 October 1,   January 1,
                                                                    2005        2005
                                                                -----------   ----------
                                                                (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                      $ 154.2      $ 189.6
   Accounts receivable, net                                          14.1         22.1
   Inventories                                                      113.5         98.9
   Prepaid expenses and other current assets                         26.7         28.4
   Assets of discontinued operations                                   --          6.2
                                                                  -------      -------
      Total current assets                                          308.5        345.2
Property and equipment, net                                          30.6         35.4
Intangible assets, net                                               10.3         10.3
Deferred charges and other assets                                     1.9          3.2
                                                                  -------      -------
      Total assets                                                 $351.3      $ 394.1
                                                                  =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Accounts payable                                               $  72.1      $  48.0
   Accrued expenses                                                  35.5         48.0
   Amount due under Kmart Settlement                                   --         45.0
   Income taxes payable                                               4.9          2.0
   Liabilities of discontinued operations                             3.3          3.5
Liabilities subject to compromise                                   150.0        152.3
                                                                  -------      -------
      Total current liabilities                                     265.8        298.8

Long-term liabilities                                                36.4         38.5
Amount due under Kmart Settlement                                     5.5          5.5
                                                                  -------      -------
      Total liabilities                                             307.7        342.8

Commitments and contingencies
Shareholders' Equity:
   Common stock $.0l par value: 100,000,000 shares
      authorized, 31,084,601 and 31,018,065 shares issued             0.3          0.3
   Additional paid-in capital                                       342.9        343.1
   Treasury stock: 10,711,569 shares at cost                       (310.6)      (310.6)
   Unearned compensation                                             (0.2)        (0.4)
   Retained earnings                                                 11.2         18.9
                                                                  -------      -------
      Total shareholders' equity                                     43.6         51.3
                                                                  -------      -------
      Total liabilities and shareholders' equity                  $ 351.3      $ 394.1
                                                                  =======      =======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004
                                   (Unaudited)
                              (amounts in millions)

                                                                  Nine Months Ended
                                                               -----------------------
                                                               October 1,   October 2,
                                                                  2005         2004
                                                               ----------   ----------
Net cash (used in) provided by operating activities              $(37.1)      $  26.1
                                                                 ------       -------
Cash flows (used in) provided by investing activities:
   Additions to property and equipment                             (1.0)         (3.1)
   Proceeds from sale of property and equipment                     0.6          47.0
   Proceeds from the sale of Athletic segment                        --         215.9
                                                                 ------       -------
Net cash (used in) provided by investing activities                (0.4)        259.8
                                                                 ------       -------
Cash flows provided by (used in) financing activities:
   Repayments on notes payable                                       --        (198.0)
   Other                                                             --          (0.1)
                                                                 ------       -------
Net cash provided by (used in) financing activities                  --        (198.1)
                                                                 ------       -------
Cash provided by discontinued operations                            2.1          37.9

Net (decrease) increase in cash and cash equivalents              (35.4)        125.7
Cash and cash equivalents, beginning of period                    189.6           1.1
                                                                 ------       -------
Cash and cash equivalents, end of period                         $154.2       $ 126.8
                                                                 ======       =======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

THE COMPANY

Footstar, Inc., ("Footstar", the "Company", "we", "us", or "our") is a holding company which operates its businesses through its subsidiaries. We are principally a retailer conducting business through our Meldisco Segment and, prior to its sale of certain stores to certain affiliates of Foot Locker, Inc. ("Foot Locker") on May 2, 2004 and the closing of underperforming stores, our Athletic Segment. The Meldisco Segment sells family footwear through licensed footwear departments and wholesale arrangements. The Athletic Segment sold athletic footwear and apparel through various retail chains (for example, Footaction and Just For Feet), and via catalogs and the Internet.

1.   BUSINESS RISKS - BANKRUPTCY FILING

Commencing March 2, 2004 ("Petition Date"), Footstar and most of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases are being jointly administered under the caption "In re: Footstar, Inc., et al. Case No. 04-22350 (ASH)" (the "Chapter 11 Cases"). The Debtors are currently operating their business and managing their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, on notice and an opportunity to be heard.

Under the Bankruptcy Code, we have the ability to reject executory contracts and unexpired leases, subject to the approval of the Court and certain other conditions. Parties affected by the rejection of a contract or lease may file claims against us in the Court in accordance with the Bankruptcy Code. Due to the uncertain nature of many of the potential claims which have been or may be asserted against us, we are unable to project the magnitude of our liabilities under such claims with certainty. We have incurred, and will continue to incur, significant costs associated with our reorganization.

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. On October 28, 2005, we filed an amended plan with the Court (the "Amended Plan"). The Amended Plan provides for a reorganization of the Company and cash distributions and is subject to a vote by eligible ballot holders. The Amended Plan also provides for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan provides that creditors in the bankruptcy will be paid in full with interest at the federal judgment interest rate of 1.23%. The creditors committee has not supported the Company's Amended Plan because it believes that contracted or statutory rate of interest applies and is higher than 1.23%. The creditors committee has requested the Bankruptcy Court to enter an order permitting the committee to file its own plan of reorganization to, among other things, provide for a higher rate of interest. A condition precedent under the Amended Plan is that, on or prior to March 31, 2006, the Company will have sufficient cash on hand, as defined, to pay allowed claims, as defined, in accordance with the Amended Plan.

On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption, interpretation and amendment of our Master Agreement with Kmart (the

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

"Master Agreement"), dated as of June 9, 1995, and effective July 1, 1995, as amended (the "Amended Master Agreement"). On August 25, 2005, the Court approved the Kmart Settlement, which allows us to continue operating the footwear departments in Kmart stores pursuant to the Amended Master Agreement (See Note
5).

2.   BASIS OF PRESENTATION

The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, our pre-petition liabilities that are subject to compromise are reported separately in the accompanying consolidated balance sheets as an estimate of the amount that will ultimately be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to our bankruptcy filing as reorganization items (see Notes 7 and 8).

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

The results of operations for the three and nine months ended October 1, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2005.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of October 1, 2005, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

4.   DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and, within our Meldisco Segment, the sale or liquidation of all our Shoe Zone stores as well as our exit from the footwear departments in 44 Gordmans, Inc. stores and the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc., have been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Accordingly, we have reported our results of the discontinued operations as a separate component of operations. As of October 1, 2005, the estimated gain from disposal of the Athletic Segment was approximately $21.4 million.

Net sales and operating income (loss) from discontinued operations for the three and nine months ended October 1, 2005 and October 2, 2004 were as follows (in millions):

                                  Three Months Ended        Nine Months Ended
                               -----------------------   -----------------------
                               October 1,   October 2,   October 1,   October 2,
                                  2005         2004         2005         2004
                               ----------   ----------   ----------   ----------
Net sales                         $ --        $ 1.8        $  --        $243.0
Operating income (loss) from
   discontinued operations        $0.1        $(3.4)       $(0.5)       $(42.0)

5.   MELDISCO'S RELATIONSHIP WITH KMART

Until recently, our arrangement with Kmart was governed by the Master Agreement. The Master Agreement provided us with the non-transferable, exclusive right and license to operate a footwear department in every Kmart store. The initial term of the Master Agreement would have expired on October 1, 2012, and was renewable for a 15 year term upon mutual agreement, unless either party gave notice of termination at least four years prior to the end of the applicable term. Under the Master Agreement, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49% interest, other than 23 of the Shoemart Corporations which were wholly-owned by us.

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement. On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which is effective as of January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Amended Master Agreement.

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations will be extinguished effective January 2, 2005, and accordingly, Kmart will not share in the profits or losses of those entities for fiscal 2005 or subsequent years. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. Effective January 2, 2005, we are required to pay Kmart 14.625% of the gross sales of the footwear departments, in lieu of the fees and dividends required under the Master Agreement. During the quarter ended October 1, 2005, we paid Kmart $15.5 million based on the revised percent of gross sales due under the Amended Master Agreement for the period beginning January 2, 2005 through August 27, 2005. Effective August 25, 2005, we are required to pay Kmart a revised miscellaneous expense fee of $23,500 per open store per year. The Amended Master Agreement expires at the end of 2008 at which time Kmart is obligated to purchase our

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Shoemart inventory (but not our brands) at book value, as defined, to allow for an orderly wind down of the Shoemart business.

We and Kmart each have the right to terminate the Amended Master Agreement if the annual gross sales of the footwear departments are less than an agreed upon gross sales minimum, which is initially $550.0 million and which will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Kmart has the right to terminate our licenses to operate shoe departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of such terminations per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $100,000 for terminations occurring in 2005, $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. A termination of the entire Amended Master Agreement in accordance with its terms does not trigger a stipulated loss value payment.

The Amended Master Agreement also sets forth the parties' obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, for the stores and we must schedule the staffing in each store at a minimum of 40 hours per week. In addition, Kmart is required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.

Kmart will have a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closes or converts to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Sales of our Kmart footwear department were as follows (in millions):

   Three Months Ended        Nine Months Ended
-----------------------   -----------------------
October 1,   October 2,   October 1,   October 2,
   2005         2004         2005         2004
----------   ----------   ----------   ----------
  $148.9       $173.3       $473.0       $544.2

6.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations consisted of the following (in millions):

                              October 1,   January 1,
                                 2005         2005
                              ----------   ----------
ASSETS
   Accounts receivable, net      $ --         $6.2
                                 ----         ----

LIABILITIES
   Accrued expenses              $3.3         $3.5
                                 ----         ----

7.   LIABILITIES SUBJECT TO COMPROMISE

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

Liabilities subject to compromise consisted of the following (in millions):

                        OCTOBER 1,   JANUARY 1,
                           2005         2005
                        ----------   ----------
Accounts payable         $ 75.6       $ 75.9
Accrued expenses           68.4         69.8
Long-term liabilities       6.0          6.6
                         ------       ------
   Total                 $150.0(a)    $152.3(a)
                         ======       ======

(a) Includes approximately $109.0 and $112.5 of liabilities subject to compromise from discontinued operations as of October 1, 2005 and January 1, 2005, respectively.

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three and nine months ended October 1, 2005 and October 2, 2004 (in millions):

                                           Three Months Ended        Nine Months Ended
                                        -----------------------   -----------------------
                                        October 1,   October 2,   October 1,   October 2,
                                           2005         2004         2005         2004
                                        ----------   ----------   ----------   ----------
Store and distribution center closing
   and related asset impairment costs     $  --        $18.9        $ 0.1        $21.1
Professional fees                           4.9          1.7         14.9          4.1
Trustee fees                                1.1          0.9          3.1          4.8
Interest income                            (1.5)        (0.3)        (4.0)        (0.4)
                                          -----        -----        -----        -----
   Total                                  $ 4.5        $21.2        $14.1        $29.6
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

The following table reflects average shares outstanding used to compute basic and diluted loss per share (in millions):

                                              Three Months Ended        Nine Months Ended
                                           -----------------------   -----------------------
                                           October 1,   October 2,   October 1,   October 2,
                                              2005         2004         2005         2004
                                           ----------   ----------   ----------   ----------
Average shares outstanding                    20.3         20.3         20.3         20.3
Contingently issuable shares (1)               0.2          0.2          0.2          0.2
                                              ----         ----         ----         ----
Average shares outstanding - basic            20.5         20.5         20.5         20.5
                                              ====         ====         ====         ====
Average shares outstanding - diluted (2)      20.5         20.5         20.5         20.5
                                              ====         ====         ====         ====

(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During both the three months and nine months ended October 1, 2005 and October 2, 2004, there were no shares having an anti-dilutive effect on EPS.

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  INCOME TAXES

Although the Kmart Settlement was effective as of January 2, 2005, the effective date for tax purposes is August 25, 2005, the date the Kmart Settlement was approved by the Court. As a result, two tax periods are required for fiscal 2005. Due to the minority interests in each Shoemart store for the period January 2, 2005 through August 25, 2005, we cannot file a consolidated federal tax return. As losses from stores for this period cannot be offset against profits from other stores, this has resulted in an unusually high tax liability for this period, which we estimate to be approximately $3.2 million. Our tax provision for the three months ended October 1, 2005 includes the realization of $2.6 million of estimated tax benefits that were previously recorded in the six months ended July 1, 2005. As the minority interests are eliminated as of August 25, 2005, subsequent federal tax returns will be filed on a consolidated basis.

11.  OTHER INCOME

In 2004 with Court approval, Footstar and the relevant parties mutually agreed to resolve the claims made in the derivative complaints without any admission of liability, for $9.2 million, all of which has been funded with insurance proceeds paid to us. This amount has been recorded as other income in the accompanying fiscal 2004 statement of operations.

12.  COMMITMENTS AND CONTINGENCIES

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

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003, the SEC issued a Formal Order authorizing an investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of the proceeding.

                     FOOTSTAR INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. Distrcit Court for the District of Oregon, captioned Adidas America, Inc. and Adidas - Salomon AG v Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three stripe trademark. While it is too early in the litigation to predict the outcome of the claims against us, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations.

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

     - our ability to operate pursuant to the terms of the Amended DIP and Exit Facility (as defined below) and to otherwise obtain financing necessary to operate our business on satisfactory terms both during and after our emergence from bankruptcy protection;

     - our ability to obtain Court approval and any other required approvals with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time;

     - our ability to develop, prosecute, confirm and consummate our plan of reorganization with respect to the Chapter 11 Cases, including resolution of the interest rate payable to unsecured creditors;

     - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm our plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

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

     - our ability to successfully implement and maintain internal controls and procedures that ensure timely, effective and accurate financial reporting;

     - delays in the filing of required periodic or current reports with the SEC;

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

     -    intense competition in the markets in which we compete; and

     -    our ability to attract and retain qualified personnel.

Additionally, due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceeding in general, whether we will continue to operate under our current organizational structure, or the effect of the proceeding on our businesses and the interests of various creditors and security holders.

Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we assume no obligation to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q.

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

For the period from the Petition Date to October 1, 2005, we incurred $42.9 million of professional fees, including trustee fees, associated with the Chapter 11 Cases. We expect to continue to incur significant additional costs through the remaining Chapter 11 process.

Although the process for the disposition of our Athletic Segment commenced in 2003, as part of our initial reorganization plans after filing for Chapter 11 we closed 166 underperforming stores within the Athletic Segment comprised of all 88 Just For Feet stores, 75 Footaction stores and three Uprise stores.

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

On April 21, 2004, we received Court approval to sell to Foot Locker 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the four remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sale price was placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. During the year following the sale, if Foot Locker entered into a new lease for any of these store locations, the escrow amount related to that location was paid to us. The escrow amount related to any location for which Foot Locker did not enter into a new lease within one year after the closing was paid to Foot Locker, thereby reducing the purchase price by such amount. As of October 1, 2005, Foot Locker entered into new leases for 12 of the above-mentioned 14 store locations and one store location was leased by the landlord to a third party. As of October 1, 2005, approximately $9.2 million of the above-mentioned $13.0 million escrow amount was released to us, approximately $2.2 million was released to Foot Locker and approximately $1.6 million remained in escrow. On October 25, 2005, we resolved our dispute with Foot Locker relating to the remaining funds in escrow whereby we received approximately $0.8 million and approximately $0.8 million was released to Foot Locker.

The sale to Foot Locker together with the closure of the Just For Feet and Footaction stores has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported the results of the discontinued Athletic Segment as a separate component of operations.

In the initial stages of the Chapter 11 cases, we sought to streamline our Meldisco business by selling or exiting selected stores. As a result of our continued analysis of our businesses, we sold or liquidated all of our Shoe Zone stores. We also exited the footwear departments in 44 Gordmans, Inc. stores and the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. As we determined that the disposition of these stores met the requirements of SFAS No. 144, the results of operations for these stores have been accounted for as discontinued operations.

We have sold other assets, including our distribution centers in Mira Loma, California ("Mira Loma") in July 2004 and Gaffney, South Carolina in September 2004. The purchaser of Mira Loma, Thrifty Oil Co. has leased Mira Loma to FMI, which has agreed to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, we are obligated to pay FMI a minimum of $15.1 million in both 2005 and 2006.

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

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. On October 28, 2005, we filed an amended plan with the Court (the "Amended Plan"). The Amended Plan provides for reorganization of the Company and certain cash distributions and is subject to a vote by eligible ballot holders. The Amended Plan also provides for some flexibility in the timing of its confirmation and our emergence from bankruptcy. The Amended Plan provides that creditors will be paid in full, with interest at the federal judgment interest rate of 1.23%. The creditors committee has not supported the Company's Amended Plan because it believes that contracted or statutory rate of interest applies and is higher than 1.23%. The creditors committee has requested the Bankruptcy Court to enter an order permitting the committee to file its own plan of reorganization to, among other things, provide for a higher rate of interest. A condition precedent under the Amended Plan is that, on or prior to March 31, 2006, the Company will have sufficient cash on hand, as defined, to pay allowed claims, as defined, in accordance with the Amended Plan.

Effective July 1, 2005 the DIP and Exit Facility was amended (the "Amended DIP and Exit Facility"). See "Liquidity and Capital Resources."

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

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations will be extinguished effective January 2, 2005, and accordingly, Kmart will not share in the profits or losses of those entities for fiscal 2005 or subsequent years. Under the Kmart Settlement, the Amended Master Agreement expires at the end of 2008 and Kmart will purchase our Shoemart inventory (but not our brands) at book value, as defined, which will allow for an orderly wind down of the Shoemart business. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. Effective January 2, 2005, we are required to pay Kmart 14.625% of the gross sales of the footwear departments, in lieu of the fees and dividends required under the Master Agreement. Effective August 25, 2005, we are required to pay Kmart a revised miscellaneous expense fee of $23,500 per open store per year.

We and Kmart each have the right to terminate the Amended Master Agreement if the gross sales of the footwear departments are less than $550.0 million in any year, provided that such gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) that is in our remaining stores or on order, for an amount equal to the book value of the inventory, as defined.

Under the Amended Master Agreement, Kmart has the right to terminate our licenses to operate shoe departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of such terminations per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $100,000 for terminations occurring in 2005, $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. A termination of the entire Amended Master Agreement in accordance with its terms does not trigger a stipulated loss value payment.

The Kmart Settlement sets forth the parties' obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing, as defined, for the stores and we must schedule the staffing in each store at a minimum of 40 hours per week. Kmart is required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.

Kmart will have a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closes or converts to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

OUR BUSINESS RELATIONSHIP WITH WAL-MART

In October 2002, we began supplying Thom McAn family footwear on a wholesale basis to 300 Wal-Mart stores. In February 2003, we expanded our arrangement with Wal-Mart to supply Thom McAn family footwear on a wholesale basis to up to 1,500 Wal-Mart stores in the United States. As of October 1, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Wal-Mart has advised us that, beginning in January 2006, it will no longer be purchasing Thom McAn product for any of its stores in the United States. However, it will continue to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands. During the three and nine months ended October 1, 2005 and October 2, 2004, we sold approximately $7.0 million, $20.1 million, $7.8 million, and $19.8 million, respectively, of Thom McAn products to Wal-Mart stores.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 1, 2005 VERSUS
THREE MONTHS ENDED OCTOBER 2, 2004

The following is a discussion of the results of operations for the three months ended October 1, 2005 compared with the three months ended October 2, 2004.

2005 VERSUS 2004

Meldisco represents substantially all of our operations. Corporate (income) expense, net of royalties and commissions, was approximately $(1.9) million in 2005 and $3.6 million in 2004.

2005 VERSUS 2004 - CORPORATE

Royalties and commissions, which were approximately $2.9 million and $3.9 million in 2005 and 2004, respectively, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense) were approximately $1.0 million in 2005 and $7.5 million in 2004. With the disposition of our Athletic Segment, corporate expenses were substantially reduced as the remaining corporate activities were transferred to Meldisco at the end of fiscal 2004.

MELDISCO

                             2005     2004    % SALES - 2005   % SALES - 2004
                            ------   ------   --------------   --------------
                             (in millions)
Net Sales                   $161.7   $186.0
                            ------   ------
Gross Profit                  44.9     45.1        27.8             24.2
SG&A Expenses                 41.0     51.5        25.4             27.7
Depreciation/Amortization      1.6      4.2         1.0              2.3
                            ------   ------        ----             ----
Operating Profit (Loss)     $  2.3   $(10.6)        1.4             (5.7)
                            ------   ------        ----             ----

As part of the Kmart Settlement, effective January 2, 2005 the fees paid to Kmart were revised and Kmart's equity interests in the Shoemart Corporations were eliminated. The effect of the change in payments made to Kmart in 2005 compared with 2004 is as follows:

Increase in cost of sales   $6.9 million
Decrease in SG&A expenses   $4.0 million

The increase in cost of sales was due to the 6.025% increase in the percentage of sales remitted to Kmart for license fees as a result of the Kmart Settlement ($9.0 million) offset by the reduction in sales ($2.1 million). The decrease in SG&A expenses was due to the elimination of the 2.3% of sales remitted to Kmart for advertising as a result of the Kmart Settlement ($3.4 million) in addition to the decrease in sales ($0.6 million).

Effective January 2, 2005, Kmart's equity interests in the Shoemart Corporations were eliminated. The minority interests share in 2004 losses was $12.6 million.

NET SALES AND GROSS PROFIT

Net sales decreased $24.3 million, or 13.1%, to $161.7 million in 2005 compared with $186.0 million in 2004. A 9.6% comparable store sales decline in Shoemart during 2005 accounted for $15.7 million of this decrease and the closing of Kmart stores accounted for $8.8 million. There were 1,425 Kmart stores opened at the end of third quarter 2005 versus 1,496 in 2004. A significant portion of the sales decrease is due to lower sales of clearance priced goods in the Shoemart business. Clearance sales were $19.5 million in 2005 compared to $33.4 million in 2004. Throughout 2004, management moved to aggressively clear aged product. Deep price discounts on aged inventory drove 2004 sales that were not replicated in 2005 as aged inventory levels were significantly lower in 2005.

Gross profit decreased $0.2 million to $44.9 million in 2005 compared with $45.1 million in 2004. The decrease in gross profit dollars as a result of the $24.3 million sales decrease and the effect of the aforementioned Kmart settlement was offset by the improved gross profit rate to 27.8% in 2005 from 24.2% in 2004. The improvement in gross profit rate was largely a result of the aforementioned reduction in clearance sales in 2005 compared to 2004 as well as the significant decrease in the markdown percentage on clearance sales in 2005 compared with 2004. The markdown percentage on clearance sales decreased to 53.9% in 2005 from 63.9% in 2004.

SG&A EXPENSES

SG&A expenses decreased $10.5 million, or 20.4%, to $41.0 million in 2005 compared with $51.5 million in 2004. $4.0 million of this decrease was due to the aforementioned Kmart Settlement, $1.3 million was attributable to Kmart fees applicable to stores that were closed in 2005 and $5.2 million due to lower store labor and supervisory costs, partially offset by an increase in administrative expenses. The overall SG&A rate as a percentage of sales decreased to 25.4% in 2005 compared with 27.7% in 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $2.6 million to $1.6 million in 2005 compared with $4.2 million in 2004 due to the significant disposals of assets during 2004.

OPERATING PROFIT

Operating profit increased $12.9 million to $2.3 million in 2005 compared with an operating loss of $10.6 million in 2004 due to the reasons noted above.

OTHER INCOME

In 2004 with Court approval, Footstar and relevant parties mutually agreed to resolve the claims made in the derivative complaints without any admission of liability, for $9.2 million, all of which has been funded with insurance proceeds paid to us. This amount has been recorded as other income in the accompanying fiscal 2004 statement of operations.

REORGANIZATION ITEMS

The decrease in reorganization items in 2005 is primarily attributable to $18.9 million of store and distribution center closings and related asset impairment costs incurred in 2004 and a $1.2 million increase in interest income, offset by a $3.2 million increase in professional fees and a $0.2 million increase in trustee fees.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During 2005 and 2004, interest income of $1.5 million and $0.3 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

INCOME TAXES

Although the Kmart Settlement was effective as of January 2, 2005, the effective date for tax purposes is August 25, 2005, the date the Kmart Settlement was approved by the Court. As a result, two tax periods are required for fiscal 2005. Due to the minority interests in each Shoemart store for the period January 2, 2005 through August 25, 2005, we cannot file a consolidated federal tax return. As losses from stores for this period cannot be offset against profits from other stores, this has resulted in an unusually high tax liability for this period, which we estimate to be approximately $3.2 million. Our tax provision for the three months ended October 1, 2005 includes the realization of $2.6 million of estimated tax benefits that were previously recorded in the six months ended July 1, 2005. As the minority interests are eliminated as of August 25, 2005, subsequent federal tax returns will be filed on a consolidated basis.

RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 1, 2005 VERSUS
NINE MONTHS ENDED OCTOBER 2, 2004

The following is a discussion of the results of operations for the nine months ended October 1, 2005 compared with the nine months ended October 2, 2004.

2005 VERSUS 2004

Meldisco represents substantially all of our operations. Corporate (income) expense, net of royalties and commissions, was approximately $(7.4) million in 2005 and $20.5 million in 2004.

2005 VERSUS 2004 - CORPORATE

Royalties and commissions, which were approximately $9.7 million and $10.9 million in 2005 and 2004, respectively, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense) were approximately $2.3 million in 2005 and $31.4 million in 2004. With the disposition of our Athletic Segment, corporate expenses were substantially reduced as the remaining corporate activities were transferred to Meldisco at the end of fiscal 2004.

MELDISCO

                             2005     2004    % SALES - 2005   % SALES - 2004
                            ------   ------   --------------   --------------
                             (in millions)
Net Sales                   $509.1   $579.4
                            ------   ------
Gross Profit                 145.0    166.2        28.5             28.7
SG&A Expenses                134.4    152.1        26.4             26.3
Depreciation/Amortization      5.2     13.3         1.0              2.3
                            ------   ------        ----             ----
Operating Profit            $  5.4   $  0.8         1.1               --
                            ------   ------        ----             ----

As part of the Kmart Settlement, effective January 2, 2005 the fees paid to Kmart were revised and Kmart's equity interests in the Shoemart Corporations were eliminated. The effect of the change in payments made to Kmart in 2005 compared with 2004 is as follows:

Increase in cost of sales   $22.4 million
Decrease in SG&A expenses   $12.5 million

The increase in cost of sales was due to the 6.025% increase in the percentage of sales remitted to Kmart for license fees as a result of the Kmart Settlement ($28.5 million) offset by the reduction in sales
($6.1 million). The decrease in SG&A expenses was due to the elimination of the 2.3% of sales remitted to Kmart for advertising as a result of the Kmart Settlement ($10.9 million) in addition to the decrease in sales ($1.6 million).

Effective January 2, 2005, Kmart's equity interests in the Shoemart Corporations were eliminated.

The minority interests share in 2004 loss were $13.6 million.

NET SALES AND GROSS PROFIT

Net sales decreased $70.3 million, or 12.1%, to $509.1 million in 2005 compared with $579.4 million in 2004. A 9.5% comparable store sales decline in Shoemart during 2005 accounted for $48.1 million of this decrease and the closing of Kmart stores accounted for $23.1 million. There were 1,425 Kmart stores opened at the end of third quarter 2005 versus 1,496 at the end of the third quarter 2004. A significant portion of the sales decrease is due to lower sales of clearance priced goods in the Shoemart business, which were $47.8 million in 2005 compared to $83.1 million in 2004. Throughout 2004, the company moved to aggressively sell aged inventory product at discounted prices. This activity of deep price discounts on aged inventory was not replicated in 2005 as inventory levels contained a significantly lower level of aged merchandise.

Gross profit decreased $21.2 million to $145.0 million in 2005 compared with $166.2 million in 2004. This dollar decrease was primarily due to the aforementioned $22.4 million increase in the cost of sales as a result of the Kmart settlement. The overall gross margin rate declined 0.2% as the effect of the Kmart Settlement was offset by the higher margin on 2005 sales resulting from a reduction in clearance sales that occurred in 2004. The markdown percentage on clearance rates decreased to 56.1% in 2005 from 61.6% in 2004.

SG&A EXPENSES

SG&A expenses decreased $17.7 million, or 11.6%, to $134.4 million in 2005 compared with $152.1 million in 2004. $12.5 million of this decrease was due to the aforementioned Kmart Settlement, $2.8 million is attributable to Kmart fees applicable to stores that were closed in 2005 and $2.4 million due to lower store salary and supervisory costs, which were partially offset by an increase in administrative expenses due to the absorption of corporate expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $8.1 million to $5.2 million in 2005 compared with $13.3 million in 2004 due to the significant disposal of assets during 2004.

OPERATING PROFIT

Operating profit increased $4.6 million to $5.4 million in 2005 compared with an operating profit of $0.8 million in 2004 due to the reasons noted above.

OTHER INCOME

In 2004 with Court approval, Footstar and relevant parties mutually agreed to resolve the claims made in the derivative complaints without any admission of liability, for $9.2 million, all of which has been funded with insurance proceeds paid to us. This amount has been recorded as other income in the accompanying fiscal 2004 statement of operations.

REORGANIZATION ITEMS

The decrease in reorganization items in 2005 is primarily attributable to $21.1 million of store and distribution center closings and related asset impairment costs incurred in 2004, compared to $0.1 million in 2005, a $1.7 million decrease in trustee fees and a $3.6 million increase in interest income offset by $10.8 million increase in professional fees.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During 2005 and 2004, interest income of $4.0 and $0.4 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

INTEREST EXPENSE

Interest expense in 2004 is primarily attributable to our average outstanding borrowings of approximately $170 million under our credit facility which was repaid in May, 2004. Commencing with the petition date of March 2, 2004, interest on our pre-petition liabilities is being accrued at the Case Interest Rate of 1.23%.

INCOME TAXES

Although the Kmart Settlement was effective as of January 2, 2005, the effective date for tax purposes is August 25, 2005, the date the Kmart Settlement was approved by the Court. As a result, two tax periods are required for fiscal 2005. Due to the minority interests in each Shoemart store for the period January 2, 2005, through August 25, 2005, we cannot file a consolidated federal tax return. As losses from stores for this period cannot be offset against profits from other stores, this has resulted in an unusually high tax liability for this period, which we estimate to be approximately $3.2 million. Our tax provision for the three months ended October 1, 2005 includes the realization of $2.6 million of estimated tax benefits that were previously recorded in the six months ended July

1, 2005. As the minority interests are eliminated as of August 25, 2005, subsequent federal tax returns will be filed on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our Amended DIP and Exit Facility. The Amended DIP and Exit Facility is structured to support general corporate borrowing requirements while operating under Chapter 11 and upon emergence. We have also obtained improved payment terms with our vendors and factories overseas applicable to orders for merchandise placed on or after December 1, 2004. In addition to other improved payment terms, accounts payable also increased due to higher inventory levels at October 1, 2005 compared with January 1, 2005. Inventory is usually at its lowest level at year end. In accordance with the Amended Master Agreement, we made the $45.0 million cure payment to Kmart and we made payments, retroactive to January 2, 2005, to Kmart of $15.5 million based on the revised percent of gross sales due under the Amended Master Agreement for the period January 2, 2005, through August 27, 2005.

Our Amended Plan, which was filed on October 28, 2005, provides that creditors in the bankruptcy will be paid in full. Such payments made to creditors pursuant to the Amended Plan will be funded from cash on hand and borrowings under the Amended DIP and Exit Facility. Based upon the information currently available and current assumptions as to its cash and capital needs over the next 12 months, the Company believes that cash generated from operations and availability provided under its Amended DIP and Exit Facility will be sufficient to fund its operating expenses, capital expenditures and working capital needs.

Factors that could affect our liquidity include, among other things, the success and Court approval of our Amended Plan, including resolution of the interest rate payable to unsecured creditors, maintaining the support of our key vendors and lenders, retaining key personnel and the impact of subsequent financial results, many of which are beyond our control.

We also cannot reasonably assess the impact on liquidity of the implementation of the Kmart Settlement, as the timing of the wind-down and ultimate liquidation of the Shoemart business is outside our control (within certain parameters described under the "Kmart Settlement" above). It is currently unknown whether the reorganized Company will commit its financial resources to the commencement of one or more new business activities. To the extent the Company does undertake any such new business activity, it is expected that it will do so utilizing its available cash and/or its then available credit facilities. If the Company does not develop viable business alternatives to offset the termination of its Kmart business at the end of 2008, it is expected that the Company will liquidate its business when the Kmart relationship ends. We cannot reasonably assess the potential impact of these factors on our short-term and long-term liquidity needs.

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

Effective July 1, 2005, we entered into the Amended DIP and Exit Facility to, among other things, reflect a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of (a) March 4, 2006 or (b) 15 days following confirmation of the Plan to the earlier of (c) October 31, 2006 or (d) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility is the earlier of (e) 36 months after our emergence from Chapter 11 or (f) March 4, 2009.

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

As of October 1, 2005, we had no loans outstanding and $16.6 million of outstanding letters of credit under the DIP and Exit Facility. Letters of credit reduce the borrowing capacity of the DIP and Exit Facility.

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

The accounting estimates and related risks described in our fiscal 2004 Annual Report on Form 10-K for the year ended January 1, 2005 are those that depend most heavily on these judgments and estimates. As of October 1, 2005, there have been no material changes to any of the critical accounting estimates contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of October 1, 2005, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. On January 8, 2004, four interest rate swap agreements we had previously entered into to limit the variability of a portion of our interest expense in connection with outstanding variable rate debt under the Credit Facility expired.

INTEREST RATES

As of October 1, 2005, we had no borrowings outstanding under the DIP and Exit Facility, other than approximately $16.6 million of outstanding letters of credit. The Company, from time to time, undertakes borrowings to finance working capital and other corporate requirements. Our DIP and Exit Facility provides for floating interest rates that are tied to the LIBO rate and the Prime rate and therefore the consolidated financial statements are exposed to changes in interest rates. Our peak borrowing periods generally coincide with peak inventory purchases. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

FOREIGN EXCHANGE

A significant percentage of our products are sourced or manufactured offshore, with China accounting for approximately 96% of all sources. Our offshore product sourcing and purchasing activities are currently, have been historically and are expected to continue to be, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of our Chief Executive Officer and Senior Vice President of Financial Reporting and Control, management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Senior Vice President of Financial Reporting and Control concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

Commencing January 2, 2005, an analysis of the components of our landed cost accrual is performed monthly and we have corrected a design deficiency in our controls over in-transit inventory to ensure that inventory and accounts payable will be properly stated for all periods presented.

There were no other changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Footstar, Inc.


Date: November 9, 2005                  By: /s/ Dale W. Hilpert
                                            ------------------------------------
                                            Dale W. Hilpert
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            President


Date: November 9, 2005                  By: /s/ Richard L. Robbins
                                            ------------------------------------
                                            Richard L. Robbins
                                            Senior Vice President Financial
                                            Reporting and Control
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)