Form 10-K
period 2005-12-31
FOOTSTAR INC
filed 2006-03-15
CIK 1011308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

                                                                  [ ] Yes [X] No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer       Accelerated filer  X   Non-accelerated filer
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2006, was approximately $86.9 million.

Number of shares outstanding of common stock, par value $.01 per share, as of March 1, 2006: 20,806,641.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I ....................................................................    4
Introductory Note .........................................................    4
Item 1. Business ..........................................................   11
General ...................................................................   11
Meldisco ..................................................................   11
Competitive Environment ...................................................   12
Merchandising .............................................................   12
Marketing .................................................................   12
Trademarks and Service Marks ..............................................   13
Employees .................................................................   13
Available Information .....................................................   13
Item 1A. Risk Factors .....................................................   13
Item 1B. Unresolved Staff Comments ........................................   17
Item 2. Properties ........................................................   17
Item 3. Legal Proceedings .................................................   18
Item 4. Submission of Matters to a Vote of Security Holders ...............   19
PART II ...................................................................   20
Item 5. Market Prices for the Registrant's Common Equity and Related
        Stockholder Matters................................................   20
Item 6. Selected Financial Data ...........................................   21
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   39
Item 8. Financial Statements and Supplementary Data .......................   40
Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ..........................................   40
Item 9A. Controls and Procedures ..........................................   40
Item 9B. Other Information ................................................   43
PART III ..................................................................   43
Item 10. Directors and Executive Officers of the Registrant ...............   43
Item 11. Executive Compensation ...........................................   48
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   55
Item 13. Certain Relationships and Related Transactions ...................   58
Item 14. Principal Accountant Fees and Services ...........................   58
PART IV ...................................................................   59
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   59

Footstar, the Footstar logo, Just For Feet, Thom McAn, Cobbie Cuddlers, Texas Steer and Cara Mia are, or were as of December 31, 2005, trademarks and/or service marks of Footstar, Inc.'s subsidiaries or affiliates. All other trademarks mentioned are the property of their respective owners.

                                     PART I

INTRODUCTORY NOTE

Footstar, Inc., which may be referred to as "Footstar", the "Company", "we", "us" or "our", is today filing this Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

On February 7, 2006, Footstar emerged from bankruptcy and made payments to creditors totaling $105.1 million, plus applicable interest, pursuant to our Plan of Reorganization (the "Plan"). These payments exclude approximately $14.2 million in claims which will be paid upon final resolution. Creditors were or will be paid in full, plus interest where applicable, from existing cash balances. This Introductory Note first describes the key events that led to our eventual emergence and then provides a chronology of events since November, 2002:

     - The disposition of our Athletic segment which included the sale of 349 Footaction stores to FootLocker, Inc., and the subsequent liquidation of all Just for Feet and Uprise stores and the remaining 75 Footaction stores.

     - The sale and monetization of our two distribution centers and subsequent agreement to utilize a third party provider, FMI, for all product distribution and warehousing services.

     -    The disposition of certain businesses in the Meldisco segment.

     - The Kmart settlement agreement that allowed the Company to assume its agreement to operate the Kmart footwear departments until no later than December 31, 2008.

On November 13, 2002, we announced that management had discovered discrepancies in the reporting of our accounts payable balances. An investigation of the discrepancies was conducted under the oversight of the Audit Committee of the Board of Directors and the assistance of outside legal advisors and forensic accountants.

The investigation determined that a restatement of previously issued financial statements over a five-and-one-half year period from the beginning of fiscal year 1997 through June, 2002 was required. This restatement was included in our fiscal year 2002 Annual Report on Form 10-K that was filed on September 3, 2004. In addition, and as a result of the restatement, we were delayed in filing other periodic reports with the Securities and Exchange Commission (the "SEC"). Our 2003 Annual Report on Form 10-K was filed on April 8, 2005 and Amendment No. 1 on Form 10-K/A to our 2003 Annual Report on Form 10-K was filed on September 29, 2005. Our 2004 Annual Report on Form 10-K was filed on September 30, 2005. Our Quarterly Reports on Form 10-Q for our first two fiscal quarters ended April 2, 2005 and July 2, 2005 were filed on September 30, 2005, at which time we became current under the Securities Exchange Act of 1934, in filing our periodic reports with the SEC and we continue to be current in filing our periodic reports with the SEC.

Prior to the Company's November 13, 2002 announcement, we notified the Staff of the SEC of the discovery of the accounting discrepancies. Following that notification, the Staff of the SEC began an enforcement proceeding including an investigation into the facts and circumstances giving rise to the restatement and in February 2006, sent the Company a Wells Notice. The Company has been and intends to continue cooperating fully with the SEC. We cannot predict the outcome of this proceeding. For a further description of this and other restatement-related litigation, see "Restatement Related Proceedings" under Item 3 - Legal Proceedings.

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

Commencing March 2, 2004 ("Petition Date"), Footstar and substantially all of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases were jointly administered under the caption "In re: Footstar, Inc., et al. Case No. 04-22350
(ASH)" (the "Chapter 11 Cases"). The Debtors operated their businesses and managed their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As debtors-in-possession, we were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

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

Meldisco has operated licensed footwear departments in discount chains since 1961, and is the only major operator of licensed footwear departments in the United States today. As of December 31, 2005, Meldisco operated licensed footwear departments in all 1421 Kmart Corporation ("Kmart") stores and in 859 Rite Aid Corporation ("Rite Aid") stores located on the West Coast. Meldisco also supplies certain retail stores, including stores operated by Wal-Mart Stores, Inc. ("Wal-Mart") and Rite Aid, with family footwear on a wholesale basis.

Athletic specialized in the sale of branded athletic footwear, apparel and accessories through its three retail chains, Footaction, Just For Feet and Uprise. Each of the retail chains in Athletic sold footwear and apparel from all of the major brand-name vendors. Athletic's Consumer Direct operations conducted sales through catalogues and the Internet to support the Footaction and Just For Feet retail chains.

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

Since the Petition Date, we exited the Athletic Segment entirely by closing certain underperforming stores and selling the remainder of the stores and the other assets. Our financial statements present the Athletic Segment as a discontinued operation for all periods presented.

In the initial stages of the Chapter 11 cases, we sought to streamline our Meldisco business by selling or exiting selected stores. As a result, we sold or liquidated all of our Shoe Zone stores ("Shoe Zone").We also exited the footwear departments in 44 Gordmans, Inc. ("Gordmans") stores and the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. ("Federated"). Our financial statements reflect these businesses as a discontinued operation for all periods presented.

We have sold other assets, including our distribution centers in Mira Loma, California ("Mira Loma") in July 2004 and Gaffney, South Carolina ("Gaffney") in September 2004. The purchaser of Mira Loma, Thrifty Oil Co. ("Thrifty") has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, FMI is the Company's exclusive provider of receiving, warehousing and physical distribution services for (a) imported product where the Company or its subsidiaries are the importer of record or (b) landed or domestic shipments controlled within the Company's supply chain. In 2006, we are obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, there are no specified minimum payments due under the FMI Agreement. The Company's obligation with respect to each calendar year commencing with 2007 through the end of the term of the FMI Agreement is to provide FMI with an estimated total unit volume, if any, prior to the start of such year. Such estimated unit volume, if any, will be the basis for any minimum quantity commitment for such year. If actual unit volume in any year is less than the estimated unit volume provided by the Company for such year, a payment will be due by the Company to FMI to make up for any such shortfall within 30 days after the end of each calendar quarter.

The business relationship between Meldisco and Kmart is extremely important to us. The licensed footwear departments in Kmart have historically provided a significant portion of our total sales and profits, and comprise substantially all of our sales and profits now that we have exited all of our Athletic Segment businesses and most of our other Meldisco businesses.

Our arrangement with Kmart was governed by the Master Agreement with Kmart effective July 1, 1995, as amended ("Master Agreement"). The Master Agreement provided us with the non-transferable, exclusive right and license to operate the footwear department in every Kmart store. The initial term of the Master Agreement would have expired on July 1, 2012, and was renewable for a 15 year term upon mutual agreement, unless either party gave notice of termination at least four years prior to the end of the applicable term.

On August 12, 2004, we filed a motion to assume the Master Agreement. On September 30, 2004, Kmart filed an objection to this motion (the "Assumption Objection") and cross-moved to lift the automatic stay to enable Kmart to terminate the Master Agreement (the "Cross Motion").

In the Assumption Objection, Kmart argued that the Master Agreement was non-assumable under section 365(c)(1) of the Bankruptcy Code because applicable law rendered the Master Agreement non-assignable. In addition, Kmart argued that the Master Agreement was non-assumable pursuant to section 365(b)(2)(D) of the Bankruptcy Code because we had defaulted under the Master Agreement and such defaults were incurable. Finally, Kmart disputed the amount of cure we would owe Kmart should we be authorized to assume the Master Agreement. In the Cross Motion, Kmart argued that, because the Master Agreement was non-assumable, Kmart should be entitled to exercise a termination provision pursuant to section 365(e)(2) of the Bankruptcy Code.

We contested the factual assertions and legal arguments contained in the Assumption Objection and Cross Motion. On December 17, 2004, a hearing was held to determine whether, as a matter of law, we could assume the Master Agreement. On February 16, 2005, the Court issued its decision on the Motion to Assume Executory Contracts (the "Assumption Decision"). In the Assumption Decision, the Court overruled the Assumption Objection and held that section 365(c)(1) did not prevent assumption of the Master Agreement because we did not intend to assign the Master Agreement.

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

In June 2004, Kmart announced the sale of 54 of its retail store locations to Sears, Roebuck and Co. ("Sears") but agreed that Kmart would continue to operate such stores until Sears could complete its conversion plans. Thereafter, in November 2004, Kmart announced plans to acquire Sears (the "Sears Acquisition"), which acquisition closed on March 24, 2005. Following the announcement of the Sears Acquisition, we received inconsistent information from Kmart regarding its plan to convert certain of its stores to a different retail format. Initially, Kmart advised us of its intent to convert approximately 25 of the 54 stores to Sears Essential stores, and that Kmart expected us to discontinue operating the footwear departments in those stores. Kmart then informed us that only 11 of these 25 stores were slated for a format conversion. After receiving this inconsistent information, we filed a motion with the Court on January 28, 2005 seeking to compel Kmart to produce certain documents relating to the proposed Sears Acquisition and Kmart's business plans relating to the operation of footwear departments in its stores.

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

On February 24, 2005, the Court held a hearing with respect to the Enforcement Motion and ruled that the automatic stay barred Kmart from taking any actions to remove us from the Converting Stores absent relief from the automatic stay. Accordingly, on March 4, 2005, Kmart filed a motion seeking relief from the automatic stay. On April 6, 2005, the Court heard legal arguments concerning our claim that we had the right to continue to operate in the Converting Stores. On May 10, 2005, the Court granted Kmart relief from the automatic stay to effect conversions of the Converting Stores. We filed a motion asking that the Court reconsider its ruling on this issue (the "Reconsideration Motion"). On June 6, 2005, the Court heard legal arguments on the Reconsideration Motion and, on June 24, 2005, the Court denied the Reconsideration Motion.

On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption, interpretation and amendment of the Master Agreement. On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which took effect beginning January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Master Agreement as amended by the Kmart Settlement (the "Amended Master Agreement"). The significant provisions of the Kmart Settlement are as follows:

     -    Elimination of all outstanding litigation between Kmart and us.

     - Expiration of the Amended Master Agreement at the end of 2008 and the requirement that Kmart will purchase our Shoemart inventory (but not our brands) at book value, which will avoid the need to manage a complex liquidation of such inventory and the attendant costs.

          Kmart has agreed to purchase all of the inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) that is in our remaining stores on December 31, 2008, or that is on order on that date pursuant to Kmart's written request, for an amount equal to the book value of the inventory, as defined. We will vacate those stores and the Amended Master Agreement will expire on December 31, 2008.

     -    Our cure obligation to Kmart was fixed at $45.0 million.

          The cure amount was inclusive of all claims of Kmart, including, without limitation, retained earnings and retained deficit of all stores that were no longer in operation as of January 1, 2005 and any dividend/excess fees. This entire amount was paid to Kmart on August 26, 2005.

     - Elimination of all annual fees/payments, other than a weekly license fee, equal to 14.625% of gross sales and a miscellaneous expense fee of $23,500 per store per year; elimination of Kmart's equity interests in the Shoemart Corporations.

          Kmart's equity interests in the Shoemart Corporations were extinguished effective as of January 2, 2005 and accordingly Kmart no longer shares in the profits or losses of these entities for fiscal 2005 or subsequent years. Beginning on January 2, 2005, we were required to begin paying Kmart 14.625% of the gross sales of the footwear departments. Effective August 25, 2005, we are also required to pay Kmart a revised miscellaneous expense fee of $23,500 per store per year. These are the only material fees which we will be required to pay Kmart pursuant to the Kmart Settlement.

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

     - Kmart must pay us the stipulated loss value if it reduces the number of stores in which we operate below specified levels.

          Kmart will be permitted to terminate our rights to operate footwear departments in up to 550 existing Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting these stores without paying us the agreed upon stipulated loss value. The number of such terminations per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. For each store that is closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, for all closings and conversions above the annual cap or the 550 aggregate limit, Kmart must pay us a nonrefundable stipulated loss value per store equal to $100,000 for closings and conversions occurring in 2005, $60,000 for closings and conversions occurring in 2006, $40,000 for closings and conversions occurring in 2007 and $20,000 for closings and conversions occurring in 2008. A termination of the entire Amended Master Agreement in accordance with its terms does not trigger the obligation to make a stipulated loss value payment. Actual store closures during fiscal year 2005 were 61. In 2006, through February 25, 2006, 18 stores have been closed or converted with one store identified to be disposed of, closed or converted subsequent to February 25, 2006.

     -    Minimum staffing obligations.

          We must spend at least 10% of gross sales in the footwear departments on staffing costs for the stores; and we must schedule staffing in each store at a minimum of 40 hours per week. If we do not meet these staffing obligations termination of the Amended Master Agreement may occur prior to December 31, 2008.

     -    Elimination of performance standards in favor of a minimum sales test.

          The Company and Kmart will each have the right to terminate the Amended Master Agreement if the gross sales of the footwear departments are less than $550.0 million in any year, less $0.4 million for each store that is closed or converted after August 25, 2005. Twenty-two stores have been closed or converted from August 25, 2005 through February 25, 2006. We will also have a separate, unilateral right to terminate the Amended Master Agreement if either
          (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive fiscal quarters is less than $450.0 million. Upon termination under either circumstance, Kmart must purchase all of the inventory at the stores, (including inventory that is on order but excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined. If we do not meet these sales tests or the number of Kmart stores is less than 900, termination of the Amended Master Agreement may occur prior to December

          31, 2008.

     - Kmart is required to allocate 52 weekend newspaper advertising insert pages per year to our products.

Effective March 4, 2004, we entered into a two year, $300.0 million senior secured Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Bank of America, N.A. (formerly Fleet National
Bank) and GECC Capital Markets Group, Inc. The DIP Credit Agreement was subsequently amended effective August 2, 2004 to reduce the amount of lending commitments available while operating as debtor-in-possession and provide for post-emergence financing ("DIP and Exit Facility").

Effective July 1, 2005, we entered into an amendment to the DIP and Exit Facility (the "Amended DIP and Exit Facility") which allowed for the consummation of our Amended Plan. The Amended DIP and Exit Facility was further amended effective January 6, 2006 and, as is currently constituted (the "Exit Facility"), provides for $100.0 million of revolving commitments (including a $40.0 million sub-limit for letters of credit), availability of which is subject to a borrowing base based upon eligible inventory and accounts receivable. The Exit Facility became effective upon consummation of the Amended Plan on February 7, 2006 as all conditions to be satisfied were met. The Exit Facility has a maturity date of the earlier of (a) November 30, 2008 and (b) thirty days prior to termination of the Amended and Restated Kmart Agreement. For further information on the Company's credit facilities, see "Liquidity and Capital Resources" under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Pursuant to Court orders, we were authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim, which date has now passed for all creditors. We reconciled our pre-petition liabilities to our actual claim payments along with estimated future claim payments and recorded a reduction of our pre-petition liabilities of $18.7 million, of which $1.5 million was recorded in reorganization expense in continuing operations, $9.2 million was recorded in discontinued operations and $8.0 million as a gain on disposal of discontinued operations.

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court. On October 28, 2005, we filed an amended plan with the Court (the "October 2005 Plan"). The October 2005 Plan provided for a reorganization of the Company and cash distributions to creditors and was subject to a vote by eligible ballot holders. The October 2005 Plan provided that creditors in the bankruptcy would be paid in full, with interest at the federal judgment interest rate of 1.23%. The Creditors' Committee believed, however, that this interest rate was insufficient, and accordingly, sought to terminate the Debtors' exclusivity periods and have the Bankruptcy Court fix a higher rate of postpetition interest. On November 23, 2005, the Bankruptcy Court terminated the Debtors' exclusivity periods, but reserved judgment on appropriate rate of postpetition interest. The Creditors' Committee and the Equity Committee subsequently agreed to the terms of a consensual plan of reorganization, including a postpetition interest rate for unsecured claims at 4.25% per annum and to the filing on December 5, 2005, of further amendments to the October 2005 Plan to reflect such agreement (the "Amended Plan"). On January 25, 2006, the Bankruptcy Court confirmed our Amended Plan. On February 7, 2006, we successfully emerged from bankruptcy.

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets is greater than its post petition liabilities and allowed claims.

ITEM 1. BUSINESS

GENERAL

We are a holding company and operate a retail business through Meldisco, which sells family footwear through licensed footwear departments and wholesale arrangements.

See "Introductory Note" for a description of certain important events which have occurred, including our restatement, our Chapter 11 filing and subsequent exit from bankruptcy, the exit from the footwear departments of Federated and Gordmans stores and the closing and sale of the Shoe Zone stores within the Meldisco Segment and the closing of certain stores, the sale of all remaining stores within the Athletic Segment and the Kmart Settlement.

MELDISCO

Meldisco sells family footwear through licensed footwear departments and wholesale arrangements. Meldisco has operated licensed footwear departments since 1961 and is the only major operator of licensed footwear departments in the United States today.

As of December 31, 2005, Meldisco operated licensed footwear departments in 1,421 Kmart stores and in 859 Rite Aid drugstores. Meldisco's licensed footwear operation sells family footwear and lower-priced basic and seasonal footwear in Kmart and Rite Aid stores. In its licensed footwear departments, Meldisco generally sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers.

In October 2002, we began supplying Thom McAn family footwear on a wholesale basis to 300 Wal-Mart stores. In February 2003, we expanded our arrangement with Wal-Mart to supply Thom McAn family footwear on a wholesale basis to up to 1,500 Wal-Mart stores in the United States. As of December 31, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. In 2005, we sold approximately $27 million of Thom McAn products to Wal-Mart stores. However, beginning in January 2006, Wal-Mart is no longer purchasing Thom McAn product for any of its stores in the United States, but, it will continue to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and will continue to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands.

In April 2003, the licensed footwear agreement between the Company and Rite Aid covering approximately 2,500 Rite Aid drugstores located in the eastern half of the United States changed to a wholesale arrangement. The remaining 859 Rite Aid drugstores are operated as licensed footwear departments.

COMPETITIVE ENVIRONMENT

The family footwear business, where the majority of Meldisco's business is generated, is highly competitive.

Competition is concentrated among a limited number of retailers and discount department stores, including Kmart, Wal-Mart, Payless ShoeSource, Kohl's, Target and Sears, with a number of traditional off-price and value retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. The events that caused us to seek bankruptcy and the terms of the Kmart Settlement put us at a disadvantage with respect to our competitors, many of which are growing rapidly and have substantial financial and marketing resources which are unavailable to us.

MERCHANDISING

Meldisco's merchandising strategy is to continue to build upon its position in family footwear. The essence of this strategy is to satisfy Meldisco's customers with high in-stock availability of its footwear products and a wide selection of well-known national brands such as Thom McAn and Cobbie Cuddlers (which are Company-owned). We offer a wide range of quality, value-priced footwear. Key strengths include style development, quality control, competitive pricing, planning and inventory management.

In its licensed footwear operations, Meldisco seeks to attract non-footwear shoppers into the footwear departments from other areas of the stores. Its branded products are also intended to differentiate Meldisco merchandise from that of its competitors. Brands currently available at Meldisco's operations include Thom McAn, Cobbie Cuddlers and Texas Steer (which are Company-owned) and Route 66, Basic Editions, Thalia and Joe Boxer. Meldisco conducts consumer research to gauge new opportunities for brand extensions and to determine price and positioning of new brands.

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

MARKETING

Meldisco believes that the typical footwear customer in its licensed footwear departments in Kmart generally resembles the average Kmart softlines shopper: a 25 to 49 year-old woman who is employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. Meldisco's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional footwear shoppers, as well as appealing to the growing customer segments that include African Americans and Hispanics.

Meldisco's marketing strategy in its Kmart footwear departments is designed to convey to prospective customers that Kmart carries the right value combination of brands, product selection, quality, comfort and price to make Kmart footwear departments their footwear destination of choice. This message is communicated primarily through weekly advertising in newspaper inserts and in-store presentations. Kmart's weekly newspaper inserts had a weekly circulation of approximately 43.9 million as of December 31, 2005.

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

EMPLOYEES

As of December 31, 2005, we had 5,088 employees, of which 1,331 were full-time and 3,757 were part-time employees.

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

You may also read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site, www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.

ITEM 1A. RISK FACTORS

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company or its management. See "Forward-Looking Statements" in Item 7 for additional risk factors.

MELDISCO IS OUR ONLY CONTINUING BUSINESS AND SUBSTANTIALLY ALL OF OUR CONTINUING NET SALES AND PROFITS RESULT FROM MELDISCO'S BUSINESS IN KMART STORES. THE KMART SETTLEMENT WILL RESULT IN THE LIQUIDATION OF OUR KMART BUSINESS NO LATER THAN THE END OF DECEMBER 2008 OR EARLIER IF WE FAIL TO MEET THE MINIMUM SALES TESTS, STAFFING OBLIGATIONS OR OTHER PROVISIONS OF THE AMENDED MASTER AGREEMENT. IF WE FAIL TO DEVELOP VIABLE BUSINESS ALTERNATIVES TO OFFSET THIS BUSINESS WE WILL ALMOST CERTAINLY BE FORCED TO LIQUIDATE OUR BUSINESS WHEN THE KMART RELATIONSHIP ENDS.

WE MAY BE UNABLE TO ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success is dependent upon our ability to attract and retain qualified and talented individuals. We have instituted several retention programs designed to retain key executives and employees and will seek to implement additional programs to retain key executives and employees as necessary. However, if we are unable to attract or retain key executives and employees, including senior management, and qualified accounting and finance, marketing, and merchandising personnel, or put in place additional retention programs, it could adversely affect our businesses. This risk is acute given the anticipated liquidation of our Kmart business no later than the end of 2008 as a result of the Kmart Settlement.

WE RELY ON KEY VENDORS AND THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE OUR PRODUCTS.

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. If the terms under which these vendors deal with us, including payment terms, change adversely, there could be a material adverse impact on our operations and financial condition. Also, if these foreign manufacturers are unable to secure sufficient supplies of raw materials or maintain adequate manufacturing capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these manufacturers increase, our cost of acquiring merchandise would increase. A portion of our footwear product is comprised of petrochemical products which have risen in price dramatically over the past year. It is very possible that these raw material price increases will be passed on to us. Furthermore, higher product prices could result from the recent decision by the Chinese government to revalue their currency. Although we pay for finished goods in U.S. dollars, it is possible that higher labor costs due primarily to the currency revaluation could be passed on to us through higher product costs. If we cannot recover these cost increases with increased pricing to our customers, it could have a material adverse effect on our operations and financial condition.

The Company is managing against possible product cost increases by shifting manufacturing production to lower cost regions of China. While the Company is exercising considerable diligence in selecting new factories, it is possible that the Company could experience lower product quality and/or late shipments from these new factories which could unfavorably impact the Company's financial results.

We also depend on third parties to receive, transport and deliver our products. If these third parties are unable to perform for any reason, or if they increase the price of their services as a result of increases in the cost of fuel, there could be a material adverse effect on our operations and financial performance.

WE ARE THE SUBJECT OF AN SEC ENFORCEMENT INVESTIGATION AND CANNOT YET DETERMINE WHETHER ANY FINES WILL BE IMPOSED ON US BY THE SEC AND IF SO, WHAT THE IMPACT OF ANY FINE OR SANCTION WILL BE ON OUR BUSINESS.

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the SEC began an enforcement proceeding, including an investigation into the facts and circumstances giving rise to the restatement. As we announced on February 10, 2006, the Company received a Wells notice from the SEC Staff in connection with the enforcement investigation. Under SEC procedures, a Wells notice indicates that the Staff has made a preliminary decision to recommend that the SEC authorize the Staff to bring a civil or administrative action against the recipient of the notice. The Wells notice that Footstar received states that the SEC Staff, as a result of its investigation, is considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of provisions of the Securities Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls, the establishment of disclosure controls and procedures and the periodic filing requirements of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and in SEC Rules 10b-5, 12b-20, 13a-1 and 13a-13. A recipient of a Wells notice can respond to the SEC Staff before the Staff makes a formal recommendation regarding whether the SEC should bring any action.

Footstar has been, and intends to continue, cooperating fully with the SEC Staff in connection with this matter and is in discussions with the Staff regarding the possible resolution of this matter. We cannot predict the outcome of this proceeding.

For a further description of our restatement related litigation, see "Restatement Related Proceedings" under Item 3 - Legal Proceedings.

WE HAVE HAD MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND CANNOT ASSURE YOU THAT MATERIAL WEAKNESSES WILL NOT BE IDENTIFIED IN THE FUTURE. OUR FAILURE TO EFFECTIVELY MAINTAIN INTERNAL CONTROL OVER FINANCIAL REPORTING CAN RESULT IN MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS WHICH COULD REQUIRE US TO RESTATE FINANCIAL STATEMENTS, CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION AND HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

We and our independent registered public accounting firm determined that we had deficiencies in our internal control over financial reporting during fiscal 2004 that constitute "material weaknesses" as defined by the Public Company Accounting Oversight Board's Audit Standard No. 2.

Although these material weaknesses have been remediated, we cannot assure you that additional other weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in other material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of Sarbanes-Oxley and the rules promulgated under Section 404. The existence of a material weakness could also cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

DECLINES IN OUR SALES WILL HAVE A MAGNIFIED IMPACT ON PROFITABILITY BECAUSE OF OUR FIXED COSTS.

A significant portion of our operating expenses are fixed costs that are not dependent on our sales performance, as opposed to variable costs, which vary proportionately with sales performance. These fixed costs include, among other things, the costs associated with operating as a public company and a substantial portion of our labor expenses. As our sales continue to decline with the disposition, closing or conversion of Kmart stores, we will be unable to reduce our operating expenses proportionately. In accordance with the Kmart Settlement, if Kmart store sales fall below a certain threshold, as defined, the Amended Master Agreement may be terminated early.

WE OPERATE IN THE HIGHLY COMPETITIVE FOOTWEAR RETAILING INDUSTRY.

The family footwear industry, where our business is now concentrated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Payless ShoeSource, Kmart, Wal-Mart, Kohl's, Sears and Target, with a number of traditional mid-tier retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. The events that caused us to seek bankruptcy protection in 2004 and the terms of the Kmart Settlement put us at a disadvantage with respect to our competitors, many of which are growing rapidly and have substantial financial and marketing resources which are unavailable to us. If we are unable to overcome this disadvantage and respond effectively to our competitors, we may be forced to liquidate our operations.

THERE ARE RISKS ASSOCIATED WITH OUR IMPORTATION OF PRODUCTS.

Approximately 99% of Meldisco's products are manufactured in China. Substantially all of this imported merchandise is subject to customs duties and tariffs imposed by the United States. Penalties may be imposed for violations of labor and wage standards by foreign contractors.

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

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2005, we operated licensed footwear departments in 2,280 stores. The licensed footwear departments are located in 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. Of the licensed departments operated as of December 31, 2005, 1,421 were located in Kmart discount stores and 859 were in Rite Aid drugstores on the West Coast.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to the matters described below, we are involved in other legal proceedings, lawsuits and claims incidental to the conduct of our business. Estimates of the probable costs for resolution of these claims are accrued to the extent that they can be reasonably estimated. These estimates are based on an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. These estimates also take into account any claim relating to events that occurred prior to our bankruptcy filing, which were required to be reported in a proof of claim filed with the Bankruptcy Court. However, legal proceedings are subject to significant uncertainties, the outcomes are difficult to predict, and assumptions and strategies may change. Consequently, except as specified below, we are unable to ascertain the ultimate financial impact of any legal proceedings.

RESTATEMENT RELATED PROCEEDINGS

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the Staff of the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a formal order in that enforcement proceeding, authorizing an investigation and empowering certain members of the SEC Staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents.

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

As we announced on February 10, 2006, the Company received a Wells notice from the SEC Staff in connection with the enforcement investigation. Under SEC procedures, a Wells notice indicates that the Staff has made a preliminary decision to recommend that the SEC authorize the Staff to bring a civil or administrative action against the recipient of the notice. The Wells notice that Footstar received states that the SEC Staff, as a result of its investigation, is considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of provisions of the Securities Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls, the establishment of disclosure controls and procedures and the periodic filing requirements of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and in SEC Rules 10b-5, 12b-20, 13a-1 and 13a-13. A recipient of a Wells notice can respond to the SEC Staff before the Staff makes a formal recommendation regarding whether the SEC should bring any action. Footstar has been, and intends to continue, cooperating fully with the SEC Staff in connection with this matter and is in discussions with the Staff regarding the possible resolution of this matter. We cannot predict the outcome of this proceeding.

OTHER LITIGATION MATTERS

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Solomon AG v. Kmart Corporation and Footstar, Inc. The complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three stripe trademark. While it is too early in litigation to predict the outcome of this litigation, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations.

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed $3.8 million. We have objected to this proof of claim on the basis that we do not owe any amounts to NAFTA and we are currently involved in an adversary proceeding in the bankruptcy court regarding resolution of this proof of claim. While it is too early to predict the outcome of this proceeding, we intend to continue to object and vigorously defend the proof of claim submitted by NAFTA.

Mr. Robinson's employment as our Chairman, President and Chief Executive Officer was terminated on September 12, 2003. Mr. Robinson had an employment agreement with us and initiated arbitration proceedings against us for benefits under that agreement. In July 2004, the parties agreed to settle that matter for $5.1 million. In January 2006, the final installment which was due to Mr. Robinson under the settlement was paid.

A former employee of the company filed a proof of claim in our bankruptcy proceeding alleging he is owed $2,000,000 based on services rendered and agreements entered into during his employment. We have objected to and intend to vigorously defend this proof of claim.

We are involved in other various claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during fiscal year 2005 as no annual meeting was held.

Pursuant to Section 2 of Footstar's Amended and Restated By-Laws, our next annual meeting of shareholders is scheduled to be held in May, 2007.

                                     PART II

ITEM 5. MARKET PRICES FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since the delisting of our common stock from the NYSE on December 30, 2003, our common stock has been traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FTSTQ:PK" (see "Introductory Note"). Effective March 13, 2006 our symbol changed to FTAR:PK. Prices shown below reflect the intraday high and low price ranges for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. As of December 31, 2005, the closing price of our common stock was $3.45 and there were 2,332 shareholders of record. Information concerning the market prices of our common stock is set forth below:

                  MARKET PRICE
                 -------------
                  HIGH    LOW
                 -----   -----
2004
First Quarter    $6.02   $0.95
Second Quarter   $6.95   $2.15
Third Quarter    $5.75   $2.00
Fourth Quarter   $5.05   $2.05

2005
First Quarter    $6.35   $3.50
Second Quarter   $5.20   $3.75
Third Quarter    $6.90   $4.85
Fourth Quarter   $6.00   $3.00

We have not paid dividends on our common stock at any time since we became a public company and we currently have no plans to pay dividends during 2006.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

                                                  2005     2004     2003      2002       2001
                                                 ------   ------   ------   --------   --------
(dollars in millions)

STATEMENT OF OPERATIONS DATA
Net sales                                        $715.4   $800.2   $962.4   $1,321.3   $1,443.2
Cost of sales                                     490.4    535.8    650.3      899.8      986.2
                                                 ------   ------   ------   --------   --------
GROSS PROFIT                                      225.0    264.4    312.1      421.5      457.0
Store operating, selling, general and
   administrative expenses                        183.1    236.1    250.7      308.8      322.2
Depreciation and amortization                       7.7     21.7     19.0       19.9       18.9
Restructuring, asset impairment and other
   charges, net                                      --       --      2.5       14.0        3.3
Loss on Kmart Settlement (1)                         --      6.3       --         --         --
Bad debt expense - Ames Department Stores            --       --       --        9.2         --
Other income                                         --     (9.2)    (5.4)        --         --
Interest expense                                    4.6     11.0     23.4        9.5        3.8
Interest income                                      --       --     (1.1)      (1.1)      (1.6)
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
   INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE      29.6     (1.5)    23.0       61.2      110.4
Reorganization items(2)                           (14.6)   (37.1)      --         --         --
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTERESTS, DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                       15.0    (38.6)    23.0       61.2      110.4
(Provision) benefit for income taxes (3)           (4.2)     2.9    (10.0)     (70.9)     (28.8)
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                         10.8    (35.7)    13.0       (9.7)      81.6
Minority interests in net loss (income)              --     11.0    (17.3)     (37.1)     (44.8)
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS           10.8    (24.7)    (4.3)     (46.8)      36.8
Income (loss) from discontinued operations,
   net of tax (4)                                   4.7    (66.7)   (50.1)     (32.4)     (67.4)
Gain from disposal of Athletic Segment, net of
   tax                                              8.9     21.4       --         --         --
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) FROM OPERATIONS BEFORE
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                       24.4    (70.0)   (54.4)     (79.2)     (30.6)
Cumulative effect of a change in accounting
   principle (5)                                     --       --       --      (24.3)        --
                                                 ------   ------   ------   --------   --------
NET  INCOME (LOSS)                               $ 24.4   $(70.0)  $(54.4)  $ (103.5)  $  (30.6)
                                                 ======   ======   ======   ========   ========
BASIC INCOME (LOSS) PER SHARE FROM CONTINUING
   OPERATIONS                                    $ 0.53   $(1.20)  $(0.21)  $  (2.29)  $   1.82
                                                 ======   ======   ======   ========   ========
DILUTED INCOME (LOSS) PER SHARE FROM
   CONTINUING OPERATIONS                         $ 0.53   $(1.20)  $(0.21)  $  (2.29)  $   1.78
                                                 ======   ======   ======   ========   ========

ITEM 6. SELECTED FINANCIAL DATA, CONT.

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

                                                  2005     2004     2003     2002     2001
                                                 ------   ------   ------   ------   ------
(dollars in millions)

BALANCE SHEET DATA
Current assets:
   Cash and cash equivalents                     $196.1   $189.6   $  1.1   $ 13.4   $ 12.5
   Inventories                                     89.2     98.9    179.7    360.9    389.5
   Other                                           30.3     50.5     39.7     87.5    123.7
   Assets related to discontinued operations        0.1      6.2    284.5       --       --
                                                 ------   ------   ------   ------   ------
   Total current assets                           315.7    345.2    505.0    461.8    525.7
Property and equipment, net                        28.9     35.4    147.2    266.7    256.2
Other assets                                       12.1     13.5     12.5     46.8    116.9
                                                 ------   ------   ------   ------   ------
Total assets                                      356.7    394.1    664.7    775.3    898.8
                                                 ======   ======   ======   ======   ======

Notes payable                                        --       --    198.0    146.8    146.9
Amount due under Kmart Settlement (1)                --     45.0       --       --       --
Other current liabilities                         107.8     98.0    133.2    319.0    322.4
Liabilities related to discontinued operations      7.4      3.5    110.5       --       --
Liabilities subject to compromise                 125.5    152.3       --       --       --
                                                 ------   ------   ------   ------   ------
Total current liabilities                         240.7    298.8    441.7    465.8    469.3
Other long term liabilities                        35.0     38.5     58.9     72.8     81.5
Amount due under Kmart Settlement (1)               5.5      5.5       --       --       --
Minority interests in  subsidiaries (1)              --       --     42.2     61.9     70.1
                                                 ------   ------   ------   ------   ------
Total liabilities                                 281.2    342.8    542.8    600.5    620.9
                                                 ------   ------   ------   ------   ------
Shareholders' equity                               75.5     51.3    121.9    174.8    277.9
                                                 ------   ------   ------   ------   ------
Total liabilities and shareholders equity        $356.7   $394.1   $664.7   $775.3   $898.8
                                                 ======   ======   ======   ======   ======

(1) Represents additional charge incurred on Kmart Settlement and the elimination of the minority interests as part of the cure payment.

(2) Represents income and expenses associated with our bankruptcy. See Note 19 "Reorganization Items" of Notes to Consolidated Financial Statements.

(3) As a result of our historical losses and possible liquidation of our business in December, 2008, for accounting purposes we cannot rely on anticipated future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded in fiscal 2005 an additional non-cash valuation allowance of $1.9 million, $21.4 million in fiscal 2004, $24.7 million in fiscal 2003, $70.2 million in fiscal 2002.

(4) Loss from discontinued operations includes the losses from the disposition of our Athletic Segment in fiscal 2003 and the losses from the disposition of our Shoe Zone stores and the footwear departments of Gordmans and Federated, all part of our Meldisco business, in fiscal 2004. Shoe Zone commenced operations in fiscal 2001 and Gordmans and Federated commenced operations in fiscal 2002. The income (loss) from discontinued operations includes the following (in millions):

                       2005    2004     2003     2002     2001
                      -----   ------   ------   ------   ------
Athletic Segment      $ 5.1   $(38.9)  $(39.9)  $(30.8)  $(66.7)
Meldisco Businesses    (0.4)   (27.8)   (10.2)    (1.6)    (0.7)
                      -----   ------   ------   ------   ------
   Total              $ 4.7   $(66.7)  $(50.1)  $(32.4)  $(67.4)
                      =====   ======   ======   ======   ======

See Note 3 "Discontinued Operations" of Notes to Consolidated Financial Statements.

(5) Represents write-off of goodwill recorded in connection with the acquisition of J. Baker assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Amortization of goodwill in fiscal year 2001 was $2.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance. Factors that could affect our forward-looking statements include, among other things:

     - The Company's ability to operate within the provisions of the Amended Master Agreement with Kmart through December 2008;

     - the Company's ability to obtain and maintain normal terms with vendors and service providers;

     - negative reactions from the Company's stockholders, creditors, licensors or vendors to the results of the investigation and restatement or the delay in providing financial information caused by the investigation;

     - the Company's ability to successfully implement internal controls and procedures that ensure timely, effective and accurate financial reporting;

     - the Company's ability to reduce overhead costs commensurate with any decline in sales;

     - adverse results on the Company's business relating to increased review and scrutiny by regulatory authorities, media and others of financial reporting issues and practices or otherwise;

     -    the Company's compliance with the requirements of Sarbanes-Oxley;

     - the ability to maintain contracts that are critical to the Company's operations;

     - any adverse developments in existing commercial disputes or legal proceedings; and

     -    intense competition in the markets in which the Company competes.

Additionally, due to material uncertainties, it is not possible to predict the outcome of the ongoing SEC investigation, the Company's discussions with the SEC in response to the Wells notice it has received or the effect of the proceeding on the Company's businesses and the interests of various creditors and security holders. Also, the Company's Meldisco business is the Company's only continuing business and substantially all of the Company's continuing net sales and profits result from Meldisco's business in Kmart stores. The Kmart Settlement will result in the liquidation of the Company's Kmart business no later than the end of December 2008. If the Company fails to develop viable business alternatives to offset this business the Company will almost certainly be forced to liquidate our business when the Kmart relationship ends.

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

OVERVIEW

Management confronts major challenges in the emergence of the Company from the bankruptcy process and managing the business after the Kmart Settlement. Meldisco is our only continuing business and substantially all of our continuing net sales and profits result from Meldisco's business in Kmart stores. If we fail to develop viable business alternatives to offset the termination of the Kmart relationship, we will be forced to liquidate our business when the Kmart relationship ends which pursuant to the Kmart Settlement will be no later than December 31, 2008.

We decided to seek bankruptcy protection after management determined it was unable to obtain necessary liquidity from our lending syndicate or additional debt or equity financing. We suffered a decline in our liquidity primarily resulting from unprofitable results in our Athletic Segment, a reduction in trade credit by certain Athletic vendors, unprofitable results of operations from recent acquisitions and the effect of the Kmart bankruptcy. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives and capital market volatility. As a debtor-in-possession, we were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

On February 7, 2006, we successfully emerged from bankruptcy. Our creditors have been or will be paid in full, plus interest where applicable.

Although the process for the disposition of our Athletic Segment commenced in 2003, as part of our initial reorganization plans after filing for Chapter 11 we closed 166 underperforming stores within the Athletic Segment, comprised of all 88 Just For Feet stores, 75 Footaction stores and 3 Uprise stores.

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

On April 21, 2004, we received Court approval to sell to Foot Locker 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the four remaining Footaction stores. Effective May 2, 2004, these assets were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sales proceeds were placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. If Foot Locker entered into a new lease for any of these store locations, the escrow amount related to that location was paid to us. The escrow amount related to any location for which Foot Locker did not enter into a new lease was paid to Foot Locker, thereby reducing the purchase price by such amount. As of December 31, 2005, no amounts were left in escrow as we have been paid approximately $10 million from the escrow account and Foot Locker has been paid approximately $3 million. The Athletic Segment has been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

In the initial stages of our bankruptcy, we sought to streamline our Meldisco business by selling or exiting selected stores. As a result of our continued analysis of our businesses, we sold or liquidated all of our Shoe Zone stores. We also exited the footwear departments in 44 Gordmans stores and 87 Federated stores. Our financial statements reflect these Meldisco businesses as discontinued operations for all periods presented.

We have sold other assets, including our distribution centers in Mira Loma in July 2004 and Gaffney in September 2004. The purchaser of Mira Loma, Thrifty, has leased Mira Loma to FMI which has agreed to provide us with warehousing and distribution services through June 30, 2012 under the FMI Agreement. (See Introductory Note)

We previously operated a Shared Services Center in Dallas, Texas. The Shared Services Center administered accounts payable, loss prevention, payroll, benefits, store accounting and inventory control for the entire Company and also contained our information system's data center. In connection with our decision to sell the Athletic Segment and streamline our Meldisco business, we determined that, from both an internal control and cost perspective, the Shared Services Center was no longer a viable concept given our significantly reduced operating structure. Accordingly, during 2004 we transitioned all Shared Services Center functions to our headquarters in Mahwah, New Jersey.

KMART SETTLEMENT

Our business relationship between Meldisco and Kmart is extremely important to us. The licensed footwear departments in Kmart now provide substantially all of our sales and profits.

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement and thereafter the Amended Master Agreement which dictates the structure of our relationship with Kmart. Under the Master Agreement before amendment, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49% ownership interest, except for 23 Shoemart Corporations which were wholly-owned by us.

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations were extinguished effective January 2, 2005, and accordingly, Kmart does not share in the profits or losses of those entities for fiscal 2005 or subsequent years. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. Effective January 2, 2005, we are required to pay Kmart 14.625% of the gross sales of the footwear departments, in lieu of the fees and dividends required under the Master Agreement. We made payments to Kmart of $15.5 million based on the revised percent of gross sales due under the Amended Master Agreement for the period beginning January 2, 2005 through August 27, 2005. Effective August 25, 2005, we are required to pay Kmart a miscellaneous expense fee of $23,500 per open store per year. The Amended Master Agreement expires at the end of 2008 at which time Kmart is obligated to purchase our Shoemart inventory (but not our brands) at book value, as defined.

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Twenty-two stores have been closed or converted from August 25, 2005 through February 25, 2006. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant the Amended Master Agreement Kmart must pay us the stipulated loss value (as set forth below), if it terminates our licenses to operate shoe departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005, 61 stores have been disposed of, closed or converted. In 2006, through February 25, 2006, 18 stores were disposed of, closed or converted and one additional store has been identified to be disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $100,000 for terminations occurring in 2005, $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.

The Amended Master Agreement sets forth the parties' obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, for the stores and we must schedule the staffing in each store at a minimum of 40 hours per week. In addition, Kmart is required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.

Kmart has a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

BUSINESS RELATIONSHIP WITH WAL-MART STORES

Although, as of December 31, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico, beginning in January 2006, Wal-Mart is no longer purchasing Thom McAn product for any of its stores in the United States; however, it will continue to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and will continue to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands. In 2005, we sold approximately $27 million of Thom McAn products to Wal-Mart stores.

PRODUCT SOURCING

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Approximately 99% of our products are manufactured in China. A portion of our footwear product is comprised of petrochemical products which have risen in price dramatically over the past year. It is possible that these raw material price increases will be passed on to us. Furthermore, higher product prices could result from the recent decision by the Chinese government to revalue their currency. Although we pay for finished goods in U.S. dollars, it is possible that higher labor costs due primarily to the currency revaluation could be passed on to us through higher product costs. As a result of these issues, the Company is beginning to shift manufacturing production to lower cost regions of China. While management is exercising considerable diligence in selecting new factories, it is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company's financial results.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.

FISCAL 2005 VERSUS FISCAL 2004

Meldisco represents substantially all of our operations. Corporate (income) expenses (excluding other income, interest income and interest expense), net of royalties and commissions, were approximately $(10.0) million in fiscal 2005 and $22.1 million in fiscal 2004.

2005 VERSUS 2004 - CORPORATE

Royalties and commissions, which were approximately $12.9 million in fiscal 2005 and $14.4 million in fiscal 2004, consisted of the following:

     - The royalties Footstar charges Meldisco on the corporate trademarks which we own and Meldisco utilizes on its products.

     -    Commissions on goods sourced to third parties.

     -    Fees associated with third party services, such as the testing lab.

Corporate expenses (excluding other income, interest income and interest expense) were approximately $2.8 million in fiscal 2005 and $36.5 million in fiscal 2004 and consisted of the following:

     -    General expenses not allocated.

     - Depreciation on assets located at our former headquarters in West Nyack, New York.

     -    Amortization of Company-owned trademarks.

MELDISCO

                             2005     2004
                            ------   ------
(dollars in millions)

Net Sales                   $715.4   $800.2
                            ------   ------
Gross Profit                 212.1    250.1
SG&A Expenses                180.6    204.8
Depreciation/Amortization      7.4     16.6
Loss on Kmart Settlement        --      6.3
                            ------   ------
Operating Profit            $ 24.1   $ 22.4
                            ======   ======

Meldisco operates through our Shoemart subsidiaries primarily in the discount footwear market through its operation of 1,421 Kmart licensed footwear departments as of December 31, 2005, as well as other licensed footwear and wholesale businesses. Meldisco competes primarily with other discount department stores, discount footwear retailers, as well as off-price and value retailers. As a result, Meldisco is heavily dependent on the ability of its host retailers to attract traffic into their stores through their promotional and advertising programs. Our Shoemart Subsidiaries accounted for 93%, 94% and 94% of Meldisco's sales in 2005, 2004 and 2003, respectively.

As part of the Kmart Settlement, effective January 2, 2005 the fees paid to Kmart were revised and Kmart's equity interest in the Shoemart Corporations were eliminated. The effect of this change in payments made to Kmart in 2005 compared with 2004 is as follows:

Increase in cost of sales   $32.8 million
Decrease in SG&A expenses   $17.3 million

The increase in cost of sales was due to the 6.025% increase in the percentage of sales remitted to Kmart for license fees as a result of the Kmart Settlement ($45.3 million) offset by the reduction in sales ($12.5 million). The decrease in SG&A expenses was due to the elimination of the 2.3% of sales remitted to Kmart for advertising as a result of the Kmart Settlement ($15.3 million) in addition to the decrease in sales ($2.0 million).

Effective January 2, 2005, Kmart's equity interests in the Shoemart Corporations were eliminated. The minority interests share in 2004 losses was $11.0 million.

NET SALES

Net sales decreased $84.8 million, or 10.6%, in 2005, to $715.4 million compared with $800.2 million in 2004. A 7.5% comparable store sales decline in our Kmart stores during 2005 accounted for $53 million of this decrease and the reduction in open Kmart stores accounted for the remaining $32 million. There were 1,421 Kmart stores opened at the end of fiscal 2005 versus 1,482 at the end of fiscal 2004. Sales in our Rite Aid licensed footwear operation and wholesale operations were approximately the same in fiscal 2005 as they were in fiscal 2004.

As of the date of the filing of this 2005 Form 10-K, Kmart has not published comparable store data for fiscal 2005.

GROSS PROFIT

Gross profit decreased $38.0 million, or 15.2%, to $212.1 million in 2005 compared with $250.1 million in 2004. This decrease is primarily due to the aforementioned $32.8 million increase in the cost of sales as a result of the Kmart agreement. The overall gross margin rate declined to 29.7% in 2005 from 31.3% in 2004 primarily due to the Kmart settlement. Excluding the Kmart Settlement, the gross margin rate for 2005 would have been 34.2%. The higher gross margin rates in 2005 were due to a reduction in clearance sales in 2005 versus 2004 when the Company moved to aggressively sell aged inventory product at discounted prices in 2004. Such clearance sales were not necessary in 2005 as inventory levels contained a significantly lower level of aged merchandise.

SG&A EXPENSES

SG&A expenses decreased $24.2 million, or 11.8%, to $180.6 million in 2005 compared with $204.8 million in 2004. Approximately $17.3 million of this decrease was due to the elimination of the 2.3% advertising fee as a result of the Kmart settlement and reduction in sales and the remainder was due to reduction in store staffing and supervisory costs.

DEPRECIATION/AMORTIZATION

Depreciation/amortization decreased $9.2 million, or 55.4%, to $7.4 million in 2005 compared with $16.6 million in 2004 due to the significant disposal of assets during 2004.

KMART SETTLEMENT CHARGE

In connection with the Kmart Settlement, we recorded a charge of $6.3 million in fiscal 2004. This charge represents the amount of the $45.0 million cure payment to Kmart in excess of previously recorded amounts due Kmart, including minority interests.

OPERATING PROFIT

Operating profit increased $1.7 million, or 7.6%, to $24.1 million in 2005 compared with $22.4 million in 2004 due to the reasons noted above.

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2005 and 2004 (in millions):

                                                                            2005    2004
                                                                           -----   -----
Store and distribution center closing and related asset impairment costs   $ 0.1   $24.5
Professional fees                                                           18.5     7.9
Trustee fees                                                                 3.1     5.8
Gain on disposition of bankruptcy claims                                    (1.5)     --
Interest income                                                             (5.6)   (1.1)
                                                                           -----   -----
   Total                                                                   $14.6   $37.1
                                                                           =====   =====

The disposition of bankruptcy claims resulted in an increase of $1.5 million in income from continuing operations.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2005 and 2004, interest income of $5.6 million and $1.1 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

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

Corporate expenses (excluding other income, interest income and interest expense), which were approximately $36.5 million in fiscal 2004 and $38.6 million in fiscal 2003, consisted of the following:

     -    General expenses not allocated.

     - Depreciation on assets located at our former headquarters in West Nyack, New York.

     -    Amortization of Company-owned trademarks.

MELDISCO

                               2004     2003
                              ------   ------
(dollars in millions)

Net Sales                     $800.2   $962.4
                              ------   ------
Gross Profit                   250.1    292.7
SG&A Expenses                  204.8    217.4
Depreciation/Amortization       16.6     14.0
Loss on Kmart Settlement         6.3       --
Restructuring, Asset
Impairment and Other Charge       --      2.3
                              ------   ------
Operating (Loss) Profit       $ 22.4   $ 59.0
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

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                     Open       Kmart Store     Shoemart
                 Kmart Stores    Comps (A)    Store Comps
                 ------------   -----------   -----------
Full Year 2004       1,482        (11.0)%        (9.8)%
Full Year 2003       1,511         (8.1)%        (7.8)%

(A)  for periods ended January 26, 2005 and January 28, 2004, respectively.

GROSS PROFIT

Gross profit decreased $42.6 million, or 14.6%, to $250.1 million in 2004 compared with $292.7 million in 2003. This decrease was primarily due to the 16.9% decrease in sales. The increase in the overall gross margin rates to 31.3% in 2004 from 30.4% in 2003 was due to increasing the percentage of internally sourced purchases rather than using outside vendors and some price increases.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our Exit Facility (previously our Amended DIP and Exit Facility). The Exit Facility is structured to support general corporate borrowing requirements. We also continue to benefit from improved payment terms obtained from our vendors and factories overseas beginning in December, 2004.

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

Upon emergence from Chapter 11 on February 7, 2006, we made payments to creditors totaling $105.1 million, plus interest where applicable. These payments exclude claims for approximately $14.2 million which will be paid upon final resolution. Creditors were and will be paid in full, plus interest. Such distributions were paid from existing cash balances and did not require us to incur borrowings under our Exit Facility.

Factors that could affect our liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the impact of subsequent financial results, many of which are beyond our control. Also, the timing of the wind-down and ultimate liquidation of our Kmart business is outside our control (within certain parameters described under the "Kmart Settlement" above). If the Company does not develop viable business alternatives to offset the termination of its Kmart business by no later than the end of 2008, it is expected that the Company will liquidate its business when the Kmart relationship ends. Although we cannot reasonably assess the impact of these uncertainties on our long-term liquidity needs, we believe that our current cash, together with cash generated from operations and cash available under our Exit Facility, will be sufficient to fund our expected operating expenses, capital expenditures and working capital needs during the next 12 months.

THE CREDIT FACILITIES

Effective March 4, 2004, we entered into a two-year, $300.0 million senior-secured Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") with a syndicate of lenders co-led by Bank of America, N.A. (formerly Fleet National Bank) and GECC Capital Markets Group, Inc. Effective August 2, 2004, the DIP Credit Agreement was amended and restated (the "DIP and Exit Facility"), which, among other things, provided for up to $160.0 million of post-emergence financing (containing a $75.0 million sub-limit for letters of credit) and reduced the amount of lending commitments available while operating as debtor-in-possession to $100.0 million (including a sub-limit for letters of credit).

Effective July 1, 2005, we amended certain terms and conditions of the DIP and Exit Facility (the "Amended DIP and Exit Facility") to, among other things, allow for the consummation of our Amended Plan and reduce the amount of revolving commitments available upon emergence from $160.0 million to $100.0 million. Accordingly, the letter of credit sub-limit was reduced from $75.0 million to $40.0 million. This amendment also included a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of
(a)(i) March 4, 2006 or (ii) 15 days following confirmation of the Amended Plan to the earlier of (b)(i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility was modified to be, the earlier of 36 months after our emergence from Chapter 11 or March 4, 2009.

Effective January 6, 2006, we further amended our Amended DIP and Exit Facility. This amendment modified only certain terms and conditions related to the exit portion of the facility (the "Exit Facility"). Debtor-in-possession financing continued to be provided under the Amended DIP and Exit Facility prior to the emergence date. The Exit Facility became effective upon consummation of the Plan on February 7, 2006 as all conditions to be satisfied were met. The Exit Facility has a maturity date of the earlier of (a) November 30, 2008 and (b) thirty days prior to the termination of the Amended and Restated Kmart Agreement. Prior to the amendment, the maturity date of the exit portion of the facility was the earlier of (a) thirty-six months after the Company's emergence from chapter 11 and (b) March 4, 2009. In addition, the Exit Facility reflects, among other things, temporary changes in certain advance rates and availability requirements which provide for incremental liquidity during the first twelve months following our emergence from chapter 11.

We may borrow up to $100.0 million through the Exit Facility, subject to a sufficient borrowing base (based upon eligible inventory and accounts receivable), and other terms of the facility. Revolving loans under the Exit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London-Inter-Bank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Exit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unutilized balance.

The Exit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures. The Company is required to maintain minimum excess availability equal to at least 5% of the borrowing base for the first twelve months following the emergence date and 10% thereafter. In addition, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with all financial covenants.

The Exit Facility also includes representations and warranties, that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition and that the Amended Master Agreement is in full force and effect and not in default. A failure by us to satisfy any of the covenants, representations or warranties would result in default or other adverse impact under the Exit Facility.

As of December 31, 2005, the Company had no loans outstanding and approximately $49.1 million of excess availability, as defined, under the Amended DIP and Exit Facility, net of outstanding letters of credit totaling $14.7 million (the majority of which were standby letters of credit) and minimum excess availability requirements.

CONTRACTUAL OBLIGATIONS

The following is a summary of our significant contractual obligations as of December 31, 2005 (in millions):

                                     Payments Due By Period
                   ---------------------------------------------------------
                           Less than
                   Total     1 Year    1-3 Years   4-5 Years   After 5 Years
                   -----   ---------   ---------   ---------   -------------
Mortgage payable    $5.3      $1.0        $2.3        $2.0           --
Operating leases     3.4       1.5         1.6         0.3           --
                    ----      ----        ----        ----          ---
   Total            $8.7      $2.5        $3.9        $2.3           --
                    ====      ====        ====        ====          ===

The above table does not include the Kmart license fees, as defined in the Amended Master Agreement, as such fees are based on sales. The Amended Master Agreement, however, requires the payment of a miscellaneous expense fee equal to $23,500 per open store per year.

In addition, pursuant to the FMI Agreement, we are obligated to pay to FMI a minimum of $15.1 million in 2006. (See Introductory Note)

CRITICAL ACCOUNTING ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to the valuation of inventory, deferred tax assets and the impairment of long-lived assets. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may ultimately differ from these estimates. Our management has discussed with the Audit Committee of its Board of Directors the development, selection and disclosure of our critical accounting estimates and the application of these estimates. We considered the following to be our critical accounting estimates in the preparation of the Consolidated Financial Statements included in this report.

Valuation and Aging of Inventory and Shrink Reserve

Merchandise inventory is a significant portion of our consolidated balance sheets, representing approximately 25% of total assets from continuing operations.

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

The methodologies we utilize in our application of RIM are consistent for all periods presented. Such methodologies include the development of cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. RIM calculations require management to make estimates, such as merchandise mark-on, mark-ups, markdowns and shrinkage, which can significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, may not, in all circumstances, reflect actual historical experience, and could result in significant differences to amounts recorded. Future events, such as store closings and liquidations, could result in an increase in the level of estimated markdowns which could result in lower inventory values and increases to cost of sales in future periods. In addition, failure to take markdowns currently can result in an overstatement of inventory value under the lower of cost or market principle.

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

Factors that management must estimate when performing impairment tests include, among other items, possible liquidation of our business, sales volume, the related cost of product, markdowns, shrink and estimated flow through or operating profit percentages. Actual results may ultimately differ from these estimates and, as a result, the fair values may be adjusted in the future.

As a result of the settlement with Kmart, effective during 2005 the useful lives of all long-lived assets except for land and building and improvement have been reduced so that long-lived assets will be fully depreciated or amortized as of December, 2008 to coincide with the expiration of our contract with Kmart.

Insurance and Self-Insurance Liabilities

We are primarily self-insured for medical costs and for fiscal year 2004 and prior we were primarily self-insured for worker's compensation, as our deductible under third party coverage was $250,000 per claim. We establish accruals for our insurance programs based on available claims data and historical trends and experience, as well as loss development factors prepared by third party actuaries. Loss development factors are estimates based on our actual historical data and other retail industry data. Commencing in 2005, the Company is no longer self-insured for workers' compensation insurance.

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

The accrued obligation for these self-insurance programs was approximately $5.7 million at the end of fiscal year 2005 and $10.1 million at the end of fiscal year 2004. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.

Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which should reduce taxable income in future periods.

As of December 31, 2005 we have recorded a deferred tax asset of $109.8 million and a related valuation allowance of $109.8 million. In connection with the audits of our fiscal years 2005, 2004, and 2003 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on projections of our future taxable earnings. Primarily due to our historical losses and projected results, for accounting purposes we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

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

The most significant assumptions, as presented in Note 23 "Post Retirement Benefits" of Notes to the Consolidated Financial Statements, include discount rate and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Future health care costs may differ substantially from these assumptions. These differences may significantly impact future retiree medical expenses.

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment, which is a revision of Statement No. 123. With limited exceptions, Statement No. 123 (Revised 2004) requires that the fair value of share-based payments to employees be expensed over the period service is received. This Statement is effective for us beginning with our first interim period subsequent to December 15, 2005. We intend to adopt this Statement using the modified prospective method. We expect to record approximately $0.6 million as a component of store operating, selling, general and administrative expenses in the 2006 Consolidated Statement of Operations.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of December 31, 2005, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.

INTEREST RATES

Revolving loans under our Exit Facility bear interest at rates that are based upon the London-Inter-Bank Offered Rate ("LIBOR") and the Prime Rate and therefore, our consolidated financial statements will be exposed to changes in interest rates. As of December 31, 2005, we had no loans outstanding under the Amended DIP and Exit Facility and letters of credit issued thereunder totaled $14.7 million (the majority of which were standby letters of credit). We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company has engaged in interest rate hedging agreements in the past for purposes of limiting portions of interest rate expense in connection with outstanding variable rate debt.

FOREIGN EXCHANGE

A significant percentage of Meldisco's products are sourced or manufactured offshore, with China accounting for approximately 99% of all sources. Our offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

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



                                     INDEX

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Statements of Operations for the Fiscal Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004                       F-3

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005      F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
for the Fiscal Years Ended December 31, 2005, January 1, 2005, and
January 3, 2004                                                              F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended December
31, 2005, January 1, 2005, and January 3, 2004                               F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
ended December 31, 2005, January 1, 2005, and January 3, 2004                 85

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(A)  MANAGEMENT'S REPORT ON ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL
     REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company's financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control -- Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer and our Senior Vice President of Financial Reporting and Control (Principal Financial Officer)) has concluded that, as of December 31, 2005, our internal control over financial reporting was effective at a reasonable assurance level.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Amper Politziner & Mattia, PC, an independent registered public accounting firm, as stated in their report which appears herein.

(B)  REMEDIATION OF MATERIAL WEAKNESSES

As of January 1, 2005, we identified material weaknesses in internal control over financial reporting concerning: (1) timeliness of filing of periodic reports with the SEC and timeliness of the accounting close process, (2) operational deficiency in controls over landed cost accounts, and (3) design deficiency in controls over in-transit inventory.


For additional information relating to the control deficiencies that resulted in the material weakness described above, please see the discussion under "Item 9A. Controls and Procedures -- Management Report on Internal Control Over Financial Reporting" included in our Fiscal 2004 Annual Report on Form 10-K.


During 2005, we implemented measures designed to remediate the material weaknesses referred to above. As described in our Form 10-Q for quarterly period ended October 1, 2005, the Company's remediation included:

     - We filed our outstanding reports on Form 10-K for the fiscal year 2004 and Form 10-Q for the first and second quarter of fiscal 2005 in September 2005. We also filed our Form 10-Q for the third quarter within the required 45 days of our fiscal quarter end date of October 1, 2005.

     - Since January 2, 2005, an analysis of the components of our landed cost accrual has been performed monthly.

     - We have corrected a design deficiency in our controls over in-transit inventory to ensure that inventory and accounts payable can be properly stated for all periods presented.

(C)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

While the planned remediation steps were designed and in place by the end of our 2004 fiscal year, management continued to evaluate the operating effectiveness through the end of the third quarter of fiscal year 2005 when it concluded that the Company's internal control over financial reporting was sufficiently mature to support an assessment that the controls were effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(D)  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.

We have audited management's assessment, included in the accompanying Management's 2005 Annual Report on Internal Controls, that Footstar, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on control criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Footstar, Inc. and Subsidiaries and our report dated March 1, 2006, expressed an unqualified opinion.


/s/ Amper, Politziner & Mattia P.C.

March 1, 2006
Edison, New Jersey

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the executive officers of the Company as of March 1, 2006:

Jeffrey A. Shepard, age 55, was appointed Chief Executive Officer and President of Footstar on February 6, 2006. He has been a member of the Board of Directors since January 2005. He formerly served as the Executive Vice President of Footstar and President and Chief Executive Officer of Meldisco.

William Lenich, age 57, became an Executive Vice President of Footstar on February 7, 2006. Prior to that he was the Executive Vice President of Meldisco since joining Meldisco in 2002. From February 2001 to August 2002, he was President and COO at R.G. Barry Corporation. From 1990 to 2000, he was President and COO Retail and International at Nine West Group.

Dennis M. Lee, age 56, became Senior Vice President, Human Resources of Footstar on February 7, 2006. Prior to that he was Senior Vice President, Human Resources of Meldisco since joining Meldisco in July 2004. Prior to joining Footstar, he served as an Assistant Professor in Residence for Human Resource Management, College of Continuing Studies and School of Business at the University of Connecticut and was Senior Vice President Human Resources and Logistics for the Venator Group.

Michael J. Lynch, age 39, became the Senior Vice President of Finance of Footstar on February 7, 2006. Prior to that he was Senior Vice President of Finance of Meldisco. Since joining the Company in August 1995, he also served as the Division Vice President-Finance at both Footstar Athletic and Meldisco.

Randall Proffitt, age 60, became Senior Vice President, Store Operations of Footstar on February 7, 2006. Prior to that he held such position at Meldisco since 1995. From 1984 to 1994, Mr. Proffitt was Vice President, Store Operations.

Maureen Richards, age 49, has been the Senior Vice President, General Counsel and Corporate Secretary of Footstar since March 2001. From October 1996 to March 2001, Ms. Richards was Vice President, General Counsel and Corporate Secretary of Footstar.

Richard L. Robbins, age 65, was appointed as Senior Vice President, Financial Reporting and Control of Footstar on January 5, 2004 and, as our Principal Financial Officer, is the functional equivalent of our Chief Financial Officer. From October 2003 to January 2004, he was Senior Vice President Financial Reporting of Footstar. From August 2002 to October 2003, Mr. Robbins was a Partner in Robbins Consulting LLP (financial, strategic and management consulting firm). From 1978 to July 2002, Mr. Robbins was a Partner in Arthur Andersen LLP.

Stuart E. Werner, age 45, became Senior Vice President and Chief Information Officer of Footstar on February 7, 2006. Prior to that he held the same position at Meldisco which he joined in July 2004. From August 2003 to June 2004 he was an independent consultant. From 1997 to July 2002 he was a Partner with Andersen Business Consulting, and a Managing Director with BearingPoint which acquired the majority of Andersen Business Consulting from July 2002 to July 2003.

BOARD OF DIRECTORS

General

The Board currently consists of nine members divided into three classes all of whom became Directors of the Company on February 7, 2006, except for Mr. Shepard, who became a Director in January, 2005. Directors have been appointed on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively. The term of Class I directors will expire at the 2007 Annual Meeting of Shareholders. The term of Class II directors will expire at the 2008 Annual Meeting of Shareholders. The term of Class III directors will expire at the 2009 Annual Meeting of Shareholders. The names of the directors and certain information about each of them are set forth below. Pursuant to the Company's Second Amended and Restated Certification of Incorporation, the Board of Directors shall be reduced as follows: the size of Class I shall be reduced to one director when the term of current Class I directors expire; the size of Class II shall be reduced to two directors when the term of current Class II directors expires; and the size of Class III shall be reduced to two directors when the term of the current Class III directors expires.

Name, Age and                                                                                               Director
Director Class             Principal Occupation and Background                                              Since
--------------             -----------------------------------                                              --------
Jonathan M. Couchman,      Elected Chairman of the Board of Footstar, Inc. on February 7, 2006. Mr.         2006
36, Class III              Couchman is the Managing Member of Couchman GP LLC, the general partner of
                           Couchman Investments LP, a private investment partnership established November
                           1, 2001 and the Managing Member of Couchman Capital LLC, the co-investment manager of Couchman International LTD, a private partnership established
                           November 1, 2001. Mr. Couchman is also the Managing Member of Couchman Capital
                           Services LLC, the general partner of Couchman Partners LP, a private investment partnership established November 1, 2001 and the investment manager of Couchman Investments LP and co-investment manager of Couchman International
                           LTD. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a
                           management and advisory company. From January to September 2001, Mr. Couchman was a Co-Portfolio Manager and Principal at Weiss, Peck & Greer. He is a
                           member of the CFA Institute and the New York Society of Security Analysts.

Name, Age and                                                                                               Director
Director Class             Principal Occupation and Background                                              Since
--------------             -----------------------------------                                              --------
Eugene I. Davis, 51,       Presently Chairman and Chief Executive Officer of PIRINATE Consulting Group,     2006
Class III                  LLC, a privately-held strategic advisory consulting firm, a company he formed in 1997. Prior to forming PIRINATE, Mr. Davis served as Chief Operating
                           Officer of Total-Tel USA Communications, Inc. He also served as President,
                           Vice Chairman and Director of Emerson Radio Corporation and Vice Chairman of
                           Sport Supply Group, Inc. Mr. Davis presently serves as Chairman of the Boards of Atlas Air Worldwide Holdings, Inc., Cadence Innovation, LLC, and General
                           Chemical Industrial Products, Inc. Also he serves as a Board member of
                           American Commercial Lines, Inc., and TeleCove, Inc.

Adam W. Finerman, 40,      Partner with the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP,     2006
Class II                   based in New York City, since 1998. Mr. Finerman practices in the areas of mergers and acquisitions and corporate finance, as well as proxy contests. He also counsels corporate clients on corporate governance practices and related matters, SEC reporting requirements and other public company obligations.

Alan Kelly, 57,            President of Alan Kelly & Associates since January 2002. From 1988-2001, he      2006
Class II                   served as an officer of Bata Ltd, first as the Chief Financial Officer, then as President of the largest Bata operating group. Mr. Kelly is a Fellow of the
                           Institute of Chartered Accountants of England and Wales.

Gerald F. Kelly, 58,       Interim Chief Information Officer for United Airlines since November, 2005.      2006
Class I                    From 2002 to 2005 he was a senior executive for Sears, Roebuck & Company and was the Chief Information Officer and Senior Vice President, and Executive
                           Officer and member of the Operating, Capital and Contracts, and Political
                           Action Committees. From December 2001 to October 2002 he was a business advisor. From 1986-2001, Mr. Kelly was an Executive Officer of Payless
                           Shoesource, Inc. of Topeka, K.S., and was a member of Payless's Senior
                           Management, Operating, Capital Expenditure, and Political Action Committees.
                           He is a Member of The Alexis de Tocqueville Society of The United Way of
                           America.

Name, Age and                                                                                               Director
Director Class             Principal Occupation and Background                                              Since
--------------             -----------------------------------                                              --------
Michael O'Hara, 38,        President of Consensus Advisors LLC a position he has held since February        2006
Class I                    2006. From September 2003 to February 2006, he was a Managing Director of
                           Financo, Inc. In May 2002, Mr. O'Hara was appointed the President of the liquidating bankruptcy estates of Casual Male Corp. et al. From January 2000 to May 2002, he served as First Senior Vice President of Corporate Affairs and
                           General Counsel for Casual Male Corp, and its predecessor, J. Baker, Inc. From
                           April 1996 to January 2000, he served as the head of Brookstone, Inc.'s real estate and legal departments.

Jeffrey A. Shepard, 55,    Appointed Chief Executive Officer and President of Footstar on February 7,       2005
Class III                  2006. He was appointed to the Board of Directors in January 2005. He formerly served as President and Chief Executive Officer of Meldisco since 1996.

George A. Sywassink, 67,   Chairman and CEO of Standard Holding Corporation of Charlotte, N.C. since        2006
Class II                   1987. Mr. Sywassink has 44 years work experience in the transportation industry. He serves as Chairman of the Board of Directors for Homes for
                           Children, Inc. of Banner Elk, NC and serves on the Board of Directors of the
                           Appalachian State University Foundation as Chairman of the Investments
                           Advisory Committee. He also is a Board member of the John A. Walker College
                           Business Advisory Council and a trustee of Hiram College, Hiram, Ohio.

Alan I. Weinstein, 63,     Formerly Chairman and Chief Executive Officer of Casual Male, Inc., a            2006
Class I                    specialty retailer, has over 34 years of experience in the retail industry.
                           Mr. Weinstein is affiliated with AICPA and NYSCPA and is a member of the Board of Massachusetts Eating Disorders and a member of the Board and First Vice
                           President of a camp specializing in physically and mentally challenged children.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors to file with the SEC reports regarding ownership of our common stock, and to furnish us with copies of all such filings. Based on a review of their filings, the Company believes that all of the filings were timely made during 2005.

We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to our chief executive officer, principal financial officer, principal accounting officer, and to all other directors, officers and employees. The Code of Ethics is available on our website www.footstar.com. A waiver from any provision of the Code of Ethics in favor of a director or executive officer may only be granted by the Board of Directors and any such waiver will be publicly disclosed. We will disclose substantive amendments to, and any waivers from, the Code of Ethics provided to our chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on our website www.footstar.com.

The Board of Directors has determined that Alan Kelly, Eugene I. Davis and Alan
I. Weinstein are independent directors and are audit committee financial experts, within the meaning of the SEC regulations. This designation is an SEC disclosure requirement related to their experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on Mr. Kelly, Mr. Davis or Mr. Weinstein.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table summarizes compensation awarded to, earned by or paid to the following executive officers of the Company (the "Named Officers") for services rendered to us.



                           SUMMARY COMPENSATION TABLE


                                                                                                LONG TERM COMPENSATION
                                                                                                    AWARDS PAYOUTS
                                                                                Restricted/   -------------------------
                                      ANNUAL COMPENSATION          Other          Deferred    Securities     All Other
Name and Principal         Fiscal   -----------------------        Annual         Stock(1)    Underlying   Compensation
Position                    Year    Salary($)      Bonus($)   Compensation($)   Award(s)($)   Options(#)      ($)(2)
------------------         ------   ---------     ---------   ---------------   -----------   ----------   ------------
Dale W. Hilpert             2005      850,000     2,550,000      366,179(3)          0                        3,075
Chairman of the Board,      2004    2,108,654(4)          0      261,734(3)          0             0          3,075
Chief Executive Officer
and President

Jeffrey A. Shepard,         2005      651,596     1,801,149       39,447(5)          0                        9,025
Executive Vice President    2004      588,808             0       26,288(5)          0             0          9,025
                            2003      561,500       368,550            0             0             0          8,000

Stephen R. Wilson,          2005      446,000       111,500            0             0             0          7,175
Executive Vice              2004      463,154             0            0             0             0          7,175
President, Chief            2003      439,538       223,000            0             0             0          2,500
Administrative Officer

Maureen Richards, Senior    2005      337,692       536,250            0             0             0          7,525
Vice President, General     2004      333,077             0            0             0             0          7,525
Counsel and Corporate       2003      300,076       137,250            0             0             0          7,000
Secretary

Richard Robbins             2005      275,000       402,188                          0                        1,025
Senior Vice President
Financial Reporting and
Control

(1) No deferred or restricted shares were awarded in 2003, 2004, or 2005. Prior filings inadvertently included shares that were awarded in 1998 and1999 but vested in 2003 and 2004. The number and value of all restricted stock units and of all Company grants of deferred shares including the restricted and deferred shares granted in prior years, which were held by each of the Named Officers as of December 31, 2005 were: Mr. Hilpert, 0; Mr. Shepard, 24,028 shares valued at $81,695; Mr. Wilson, 8,637 shares valued at $29,366; and Ms. Richards, 4,647 shares valued at $15,800. Dividends were not paid on restricted stock units or deferred shares.

(2) The amounts represent our contributions under our 401(k) and profit sharing plan.

(3) These amounts represent perquisites for Mr. Hilpert plus tax gross ups on such perquisites, paid in accordance with Mr. Hilpert's employment agreement. For 2005, this amount represents perquisites for Mr. Hilpert including $124, 528 (inclusive of a $55,166 tax gross up) for payment of housing expenses, $46,494 (inclusive of a $18,994 tax gross up) paid in consideration for opting out of certain benefit plans and $47,370 (inclusive of a $20,895 tax gross up) for reimbursement of travel expenses. In addition, Mr. Hilpert received a tax gross-up on the housing and travel expense reimbursement in the amount of $130,962 and $16,825, respectively, for 2004 however, these amounts were not paid until 2005. For 2004, this amount represents perquisites for Mr. Hilpert including $157,500 for payment of housing expenses, a one-time payment of $38,255 (inclusive of a $13,255 tax gross-up) paid pursuant to his original employment agreement, $45,745 (inclusive of a $18,245 tax gross-up) paid in consideration for opting out of certain benefit plans and $20,234 for reimbursement of travel expenses.

(4) For the fiscal year ended January 1, 2005, Mr. Hilpert received a base salary of $833,654 and in lieu of an annual bonus, a supplemental salary of $1,275,000.

(5) This amount represents perquisites for payment of premiums for long term disability insurance.

Option Grants in Last Fiscal Year. There were no grants of stock options made to the Named Officers during fiscal year 2005.

Option Exercises and Fiscal Year-End Option Holdings. None of the Named Officers exercised any options during fiscal year 2005. The following table shows information regarding option exercises during fiscal year 2005 as well as fiscal year 2005 year-end option holdings for each of the Named Officers. None of these options were in the money at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                        SHARES                       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                      ACQUIRED ON       VALUE        OPTIONS AT FY-END (#)           AT FY-END ($)
NAME                 EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                 ------------   ------------   -------------------------   -------------------------
Dale W. Hilpert            0              0                           0                   0/0

Jeffrey A. Shepard         0              0              133,234/24,001                   0/0

Stephen R. Wilson          0              0               23,198/15,004                   0/0

Maureen Richards           0              0                70,474/8,401                   0/0

Richard Robbins            0              0                           0                   0/0

Supplemental Executive Retirement Plan. The following table indicates the approximate amount of annual retirement income that would be payable under the Supplemental Executive Retirement Plan for Select Senior Management of Footstar (the "SERP"), including Jeffrey A. Shepard, Maureen Richards, William Lenich, and Randall Proffitt, based on various assumptions as to compensation and years of service, assuming benefits are computed under a straight life annuity formula and retirement at age 60.

The annual benefit will be reduced by the annualized value of any retirement or deferred profit sharing benefit paid or payable under our 401(k) profit sharing plan or any other plan maintained by us (excluding benefits attributable to contributions made by participants), and without offset for Social Security or other benefits.

                               PENSION PLAN TABLE

 ESTIMATED ANNUAL RETIREMENT BENEFITS BASED ON YEARS OF SERVICE AND COMPENSATION

                                            YEARS OF SERVICE
               --------------------------------------------------------------------------
COMPENSATION      10         11         12         13         14         15         20
------------   --------   --------   --------   --------   --------   --------   --------
$  400,000     $ 80,000   $ 88,000   $ 96,000   $104,000   $112,000   $120,000   $160,000
   500,000      100,000    110,000    120,000    130,000    140,000    150,000    200,000
   600,000      120,000    132,000    144,000    156,000    168,000    180,000    240,000
   700,000      140,000    154,000    168,000    182,000    196,000    210,000    280,000
   800,000      160,000    176,000    192,000    208,000    224,000    240,000    320,000
   900,000      180,000    198,000    216,000    234,000    252,000    270,000    360,000
 1,000,000      200,000    220,000    240,000    260,000    280,000    300,000    400,000
 1,100,000      220,000    242,000    264,000    286,000    308,000    330,000    440,000
 1,200,000      240,000    264,000    288,000    312,000    336,000    360,000    480,000
 1,300,000      260,000    286,000    312,000    338,000    364,000    390,000    520,000
 1,400,000      280,000    308,000    336,000    364,000    392,000    420,000    560,000

The SERP is designed to provide competitive retirement benefits to select executives with at least ten years of credited service. The normal retirement benefit commencing at age 60 is equal to the lesser of (x) or (y) where (x) is 2% of the average of the executive's base salary for the highest three years out of the ten years preceding the date of termination or change in control plus the participant's full target annual incentive compensation in effect for the year termination or change in control occurs, multiplied by the number of years of credited service with the Company and reduced by an actuarial calculation of any other vested retirement benefits or retirement benefits already paid to the executive by us, and (y) is 50% of the average of the executive's base salary for the highest three years out of the ten years preceding the date of termination plus annual target incentive compensation in effect during 2004.

As part of the Company's reorganization we were authorized to continue to honor our obligations under the SERP with the following modifications; future benefit calculations were modified to reflect current salary levels but 2004 bonus levels. No additional participants were to be added to the plan and upon their retirement or termination of employment without cause, "lump sum values" would be payable to participants as if a change in control occurred the day before such event.

Covered compensation (base pay plus annual incentive target bonus) under the SERP as of December 31, 2005 for Mr. Shepard, Mr. Wilson and Ms. Richards was $1,300,000, $669,000, and $510,000, respectively. (Mr. Hilpert and Mr. Robbins were not eligible for, and Mr. Wilson waived his right to receive any benefits under the SERP). As of December 31, 2005, the credited years of service under the SERP for Mr. Shepard, Mr. Wilson (no longer an employee nor entitled to any benefits under SERP) and Ms. Richards, were 9, 4 and 9 years, respectively. If a covered executive is terminated without "cause" or voluntarily terminates employment for "good reason" (as each such term is defined in the SERP), the executive would receive a lump sum payment equal to the actuarial equivalent of the executive's normal retirement benefit calculated as if a change in control had occurred the day before the termination date. Where such termination occurs prior to 10 years of service, the executive would receive a lump sum payment equal to the actuarial equivalent of the benefit determined by a fraction where the numerator is the executive's actual years of credited service (but not more than 10) multiplied by the executive's normal retirement benefit and the denominator is 10 (thus reducing the benefit proportionately to the extent the executive's actual years of credited service are less than 10).

EMPLOYMENT AGREEMENTS

As of March 1, 2006, we had employment agreements with the following Named
Officers: Mr. Shepard and Ms. Richards. Prior to such date, we had employment agreements with Messrs. Hilpert and Wilson, which agreements expired when the Company emerged from bankruptcy on February 7, 2006 (the "Plan Effective Date"). Mr. Shepard and Ms. Richards entered into employment agreements in October and December 2005, respectively, which became effective on February 7, 2006. The following briefly summarizes the principal terms of the employment agreements, the Meldisco Plan (as defined below) and the settlement agreements, subject in each case to the actual terms of the applicable agreement.

MR. HILPERT

Mr. Hilpert entered into an agreement with us on January 15, 2004 which was amended and restated on March 1, 2004, May 27, 2004 and January 25, 2005. The agreement was for a term commencing March 1, 2004 and expiring on February 7, 2006, the Plan Effective Eate.

The agreement provided for an annual base salary of $850,000, to be reviewed annually, a one-time payment of $25,000, and an annual incentive award opportunity of no less than 150% of base salary effective January 2, 2005 (for the fiscal year ended January 1, 2005 the agreement provided for payment of a supplemental salary, as defined in lieu of an annual incentive award). The agreement also provided for an additional incentive award of $1.7 million to be paid upon the Plan Effective Date.

The agreement generally provided for (i) participation in benefit plans and programs including retirement benefits, life insurance and medical benefits;
(ii) restrictive covenants including non-disclosure, non-solicitation of employees and availability for litigation support; and (iii) a housing allowance. Under the terms of the agreement, Mr. Hilpert, at his option, opted out of our SERP, financial and tax planning and excess disability plans and in consideration for opting out of such plans we paid him the sum of $25,000 annually. In addition we paid him $2,500 annually as an additional allowance under our medical plan. In the event of any of the above resulted in liability to Mr. Hilpert for any federal, state or local tax, the Company agreed to pay an amount equal to such tax and a tax gross up thereon.

We acknowledged that Mr. Hilpert's principal residence was located in the western United States and, as a result, as of January 2005 was entitled to a new arrangement with respect to housing and related expenses. Under the new arrangement the lease for Mr. Hilpert's housing was terminated and he was reimbursed for travel and housing expenses, on a grossed-up basis, incurred in connection with travel to our headquarters, Mr. Hilpert was reimbursed for reasonable expenses incurred in return shipping charges for his personal items. Mr. Hilpert was not entitled to receive any relocation benefits under this new arrangement.

MR. WILSON

Mr. Wilson's employment ended on February 6, 2006. Mr. Wilson was a participant in the Key Employee Retention Plan ("KERP") approved by order of the Court in May 2004. This KERP was designed to encourage key employees to remain employed by us throughout the reorganization process. In consideration for a release from any and all claims, inclusive of any claims related to his employment agreement, upon termination of employment Mr. Wilson received the following under the KERP:
(i) $669,000 ($111,500 of which was paid to Mr. Wilson in July 2005 pursuant to Court order); (ii) $1,003,500 of severance; (iii) the right to continue to participate in our medical and dental plans for a period of up to eighteen (18) months unless such coverage becomes available to Mr. Wilson through other employment; (iv) outplacement services for a period of eighteen (18) months; (v) the right to exercise outstanding stock options for a period of ninety (90) days; and (vi) receipt of 100% of his deferred vested shares of common stock.

EMPLOYMENT AGREEMENTS MR. SHEPARD AND MS. RICHARDS

Mr. Shepard entered into an employment agreement on October 28, 2005. Pursuant to the agreement Mr. Shepard became the Company's Chief Executive Officer and President as of the Plan Effective Date. The agreement is for a term ending on December 31, 2008, and is subject to automatic renewal for successive one year terms unless either the Company or Mr. Shepard notifies the other party in writing at least 90 days prior to expiration that he or it is electing to terminate the agreement at the expiration of the then current term of employment.

Mr. Shepard will continue to receive a base salary of $650,000 subject to annual review for increase at the discretion of the compensation committee of the Company's board of directors. Mr. Shepard shall participate in the Company's 1996 Incentive Compensation Plan under which he is afforded the opportunity to earn no less than 100% of his base salary per year if certain targets are achieved. Mr. Shepard shall receive retention bonuses in the amount of $158,437.50 on each July 1 and December 31 of 2006, 2007 and 2008 if he continues to be employed by the Company through the date such payments are due. Mr. Shepard also received a restricted stock grant of 130,000 shares of the Company's common stock, which restrictions shall lapse only upon certain terminations of employment and on the Plan Effective Date, a KERP payment of $751,725.

Ms. Richards entered into an employment agreement on December 16, 2005. Pursuant to the agreement Ms. Richards will continue to serve as Senior Vice President, General Counsel and Corporate Secretary to the Company. The term of employment ends on December 31, 2008, and is subject to automatic renewal for successive one year terms unless either the Company or Ms. Richards notifies the other party in writing at least 60 days prior to expiration that she or it is electing to terminate the agreement at the expiration of the then current term of employment.

Ms. Richards will continue to receive a base salary of $340,000 subject to annual review for increase at the discretion of the compensation committee of the Company's board of directors. Ms. Richards shall participate in the Company's 1996 Incentive Compensation Plan under which she is afforded the opportunity to earn no less than 50% of her base salary per year if certain targets are achieved. Ms. Richards shall receive retention bonuses in the amount of $61,875 on each July 1and December 31 of 2006, 2007 and 2008 if she continues to be employed by the Company through the date such payments are due. Ms. Richards also received a restricted stock grant of 4,500 shares of the Company's common stock, which restrictions shall lapse only upon certain terminations of employment and on the Plan Effective Date, a KERP payment of $412,500.

The employment agreements generally provide for (i) participation in benefit plans and programs including life insurance benefits; (ii) participation in the SERP; and (iii) restrictive covenants including, non-competition, non-disclosure, non-solicitation of employees and availability for litigation support. Upon a termination without cause, Mr. Shepard agreed not to compete for a period of 24 months and Ms. Richards agreed not to compete for a period of 18 months.

If the executive's employment is terminated without cause the employment agreements generally provide for (i) payment of base salary earned through cessation of employment; (ii) a lump sum amount equal to $1,950,000 for Mr. Shepard and $742,500 for Ms. Richards less any retention payments paid; (iii) an amount equal to the executive's pro-rata incentive award for the year in which the termination occurs; (iv) lapse of all restrictions on any restricted stock award and restricted stock award units outstanding at the time of termination;
(v) immediate vesting of any matching grants under the Company's Switch to Equity Program ("STEP"), (which was a component of the Company's annual incentive plan that permitted employees to defer up to 75% of their annual incentive award for 5 years for which they were entitled to receive a 50% match of Company stock if they remained employed by the Company during such 5 year period); (vi) immediate vesting of outstanding stock options and a right to exercise such stock options for the applicable severance period (24 months for Mr. Shepard; 18 months for Ms. Richards) or the remainder of the exercise period, whichever is shorter; (vii) immediate vesting of any deferred shares of Company stock under our Career Equity Program (which was the Company's long term incentive plan with awards payable 50% in cash, and 50% in deferred shares based on achievement of financial targets measured over three year cycles) payable in a lump sum; (viii) payment of the balance of any incentive awards earned and not yet paid; (ix) continuation of medical, dental and life insurance coverage for the applicable severance period (24 months for Mr. Shepard; 18 months for Ms. Richards) or receipt from a subsequent employer of equivalent coverage; (x) payment of the "lump sum value" under the SERP calculated as if a change in control occurred the day before termination; and (xi) other or additional benefits then due or earned in accordance with applicable plans or programs.

If the executive's employment is terminated with cause the employment agreements generally provide for (i) payment of base salary earned through cessation of employment; (ii) payment of the balance of any incentive award earned but not yet paid; and (iii) other or additional benefits then due or earned in accordance with applicable plans or programs.

The employment agreements obligate the Company to indemnify the executives to the fullest extent permitted by law including the advancement of expenses in connection therewith.

If payments made to the executive under the employment agreement become subject to excise tax, the Company will make an additional "gross up" payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes including those on the gross up payment) is the same as would have been the case had such excise tax not applied.

Mr. Shepard and Ms. Richards were participants under the Meldisco Compensation Plan in 2005 that was approved by the Court on December 15, 2004 (the "Meldisco Plan"). When Mr. Shepard and Ms. Richards entered into employment agreements any benefits provided to them under the Meldisco Plan have been incorporated in their employment agreements.

MR. ROBBINS

Mr. Robbins continued to be a participant in the KERP and Meldisco Plan which provided for the following: (i) participation in the 2005 annual bonus plan under which he was afforded the opportunity to earn 45% of his base salary upon achievement of certain free cash flow goals (such bonus was paid out at 200% of the targeted amount to all participants based on exceeding performance measures); (ii) participation in the 2005 retention plan in which he was afforded the opportunity to earn $92,813 based on continued employment in 2005;
(iii) the right, upon involuntary termination of employment other than in connection with a sale of the Company in which Mr. Robbins is offered comparable employment, severance equal to $598,125; (iv) a KERP payment of $399,000; (v) that Mr. Robbins would not compete with the Company during his employment and for a period ending at the earlier of (a) 12 months after his employment terminated or (b) 12 months after the Amended Master Agreement is terminated;

DIRECTOR COMPENSATION

In 2005, Directors who were not receiving compensation as officers or employees of the Company or any affiliate ("non-employee directors") were paid an annual retainer of $25,500 and a $1,000 fee for attendance at each meeting of the Board of Directors of the Company (the "Board") or any committee of the Board. Non-employee directors were entitled to a $2,500 annual fee for serving as a committee chair, other than for the Audit Committee Chair, who was paid an annual retainer of $7,500.

On the Company's emergence from bankruptcy on February 7, 2006, the 2006 Non-Employee Director Stock Plan (the "2006 Director Stock Plan") became effective and the 1996 Directors Stock Plan was frozen so that no further grants may be made under that plan.

The 2006 Director Stock Plan provides for an automatic initial grant of 10,000 shares of restricted common stock to each eligible director. Beginning with the 2007 annual meeting of the Company, the Company shall make additional grants to each eligible director of 10,000 shares of restricted common stock, or such other amount determined by the Board, subject to the provisions of the 2006 Director Stock Plan.

Unless the Board shall determine otherwise at the time of grant, each award of restricted common stock shall vest with respect to 50% of the shares on the first anniversary of the date of grant, an additional 25% of the shares on the second anniversary and the remaining 25% of the shares on the third anniversary of the date of grant. Upon a director's retirement or upon a change in control (as defined in the 2006 Director Stock Plan), all unvested shares of restricted common stock automatically vest.

Each eligible director may elect, prior to the end of the Company's first fiscal quarter of the year, to receive in lieu of his or her cash director fees for that year, shares of fully vested common stock with a fair market value equal to the amount of those fees.

In addition to the grants under the 2006 Director Stock Plan, each non-employee director receives an annual cash retainer of $50,000 paid in quarterly installments, unless the director elects to receive common stock in lieu of cash as described above. The Chairman of the Board receives an additional annual cash retainer of $40,000 paid in equal semi-annual installments, and the Chairman of the Company's Audit Committee receives an additional annual cash retainer of $10,000 paid in equal semi-annual installments. Such directors may elect to receive common stock in lieu of these additional cash as retainers described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board in 2005 was comprised of three outside independent Directors, George S. Day, Stanley P. Goldstein and Bettye Martin Musham. The Compensation Committee of the Board is currently comprised of Michael A. O'Hara, G. A. Sywassink and Jonathan Couchman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to beneficial ownership of the outstanding common stock of the Company as of March 1, 2006, by each person known to us to own beneficially more than 5% of the outstanding common stock, by each director of the Company, by each of the Named Officers and by all directors and executive officers of the Company as a group. To our knowledge, except as otherwise indicated, all persons listed below have sole voting and investment power with respect to such shares.

                                     NUMBER OF COMMON SHARES
     NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED (1)   PERCENT OF CLASS
     ------------------------        -----------------------   ----------------
Directors and Named Officers:                                            %
Jonathan M. Couchman                      987,272(2)                 4.74%
Eugene I Davis                             10,000                      *
Adam W. Finerman                           20,929                      *
Alan Kelly                                 10,000                      *
Gerald F. Kelly, Jr.                       10,000                      *
Michael A. O'Hara                          10,000                      *
Jeffrey A. Shepard                        373,726(3)                   *
George A. Sywassink                        20,929                      *
Alan I. Weinstein                          10,000                      *
Dennis M. Lee                                 -0-                      *
William Lenich                            121,250                      *
Michael J. Lynch                            2,700(3)                   *
Randall Proffitt                          121,435(3)                   *
Maureen Richards                          110,826(3)                   *
Richard L. Robbins                            -0-                      *
Stuart E. Werner                              -0-                      *

All current executive officers and
directors as a group                    1,809,067(2)(3)(4)           8.56%

   5% Stockholders:
   FMR Corp.
   Edward C. Johnson, 3d
   Fidelity Management & Research
   Company
   Fidelity Low Priced Stock Fund
   82 Devonshire Street
   Boston, MA 02109                     2,016,000(4)                 9.68%

   Dimensional Fund Advisors Inc.
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA  90401              1,182,600(5)                 5.28%

   Schultze Asset Management, LLC
   George J. Schultze
   3000 Westchester Avenue
   Purchase, NY  10577                  1,117,713(6)                 5.37%

*    Less than one percent

1. Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power and includes restricted or deferred shares.

2.   Of the shares shown, 557,600 shares are owned by Couchman Partners L.P.

3. The amounts shown also include the following shares issuable pursuant to stock option which, as of March 1, 2006, were currently exercisable or would become exercisable within 60 days: Mr. Shepard, 149,234; Ms. Richards, 76,074; Mr. Proffitt, 31,700; and Mr. Lynch, 2,700.

4. Pursuant to a Schedule 13G filed on February 14, 2006, FMR Corp., Edward C. Johnson, 3d, Fidelity Management & Research Company and Fidelity Low Priced Stock Fund (collectively "FMR"); FMR has sole voting power with respect to no shares and sole dispositive power with respect to 2,016,200 shares.

5. Pursuant to a Schedule 13G filed on February 6, 2006, Dimensional Fund Advisors Inc. has sole voting and sole dispositive power with respect to 1,182,600 shares.

6. Pursuant to a Schedule 13D/A filed on June 28, 2005, Schultze Asset Management, LLC and George J. Schultze have shared voting and shared dispositive power with respect to 1,117,713 shares.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    (c)
                                                                                            Number of securities
                                            (a)                         (b)                remaining available for
                                Number of securities to be   Weighted-average exercise     future issuance under
                                  issued upon exercise of      price of outstanding      equity compensation plans
                                   outstanding options,              options,              (excluding securities
        Plan category              warrants and rights         warrants and rights        reflected in column (a))
        -------------           --------------------------   -------------------------   -------------------------
  Equity compensation plans
 approved by security holders
             (1)                          566,034                       $28                       1767,866

Equity compensation plans not
 approved by security holders
             (2)                          320,556                       $30                      1,577,653
                                          -------                       ---                      ---------
            Total                         886,590                       $29                      3,345,519
                                          =======                       ===                      =========

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

[NONE]

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for (1) professional audit services rendered by APM for fiscal 2003, 2004, and 2005, and (2) fees billed for other services rendered by KPMG LLP for fiscal 2003 and 2004.

                                    2005       2004       2003
                                  --------   --------   --------
Audit fees (1)                    $945,000    900,000   $900,000
Audit-related fees (2)              20,000     19,000     16,800
                                  --------   --------   --------
   Audit and audit related fees    965,000    919,000    916,800
Tax fees                                --         --         --
                                  --------   --------   --------
   Total fees                     $965,000   $919,000   $916,800
                                  ========   ========   ========

(1) Audit fees for fiscal 2004 and 2005 include fees relating to management's assessment of internal controls over financial reporting.

(2) Audit related fees consist of fees for audits of the financial statements of our employee benefit plans.

POLICY FOR APPROVAL OF AUDIT SERVICES

The services performed by our independent registered public accounting firm in 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform. The policy also requires that requests or applications to provide services that require specific approval, in each of the specified categories, be presented to the Audit Committee for pre-approval together with a statement as to whether such request or application is consistent with application rules on auditor independence. Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(A)(1) FINANCIAL STATEMENTS

The following financial statements are included within this report:

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Statements of Operations for the Fiscal Years ended
   December 31, 2005, January 1, 2005, and January 3, 2004                   F-3

Consolidated Balance Sheets as of December 31, 2005 and
   January 1, 2005                                                           F-4

Consolidated Statements of Shareholders' Equity and Comprehensive
   Income for the Fiscal Years ended December 31, 2005,
   January 1, 2005, and January 3, 2004                                      F-5

Consolidated Statements of Cash Flows for the Fiscal Years ended
   December 31, 2005, January 1, 2005 and January 3, 2004                    F-6

Notes to Consolidated Financial Statements                                   F-7

                                                                            Page
                                                                            ----
(A)(2)  SCHEDULE

The following schedule is included in Part IV of this report:

   Schedule II - Valuation and Qualifying Accounts for the
      Fiscal Years ended December 31, 2005, January 1, 2005 and
      January 3, 2004                                                         85

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

(A)(3) EXHIBITS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm             F-2

Consolidated Statements of Operations for the
Fiscal Years Ended December 31, 2005,
January 1, 2005, and January 3, 2004                                F-3

Consolidated Balance Sheets as of December 31, 2005 and
January 1, 2005                                                     F-4

Consolidated Statements of Shareholders' Equity and
Comprehensive Income for the Fiscal Years Ended
December 31, 2005, January 1, 2005, and
January 3, 2004                                                     F-5

Consolidated Statements of Cash Flows for the
Fiscal Years Ended December 31, 2005,
January 1, 2005, and January 3, 2004                                F-6

Notes to Consolidated Financial Statements                          F-7

Schedule II - Valuation and Qualifying Accounts for the
Fiscal Years ended December 31, 2005,
January 1, 2005, and January 3, 2004                      (Part IV, Item 15(a)2)

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the consolidated balance sheets of Footstar, Inc. and subsidiaries (the "Company") as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the accompanying consolidated financial statements, the Company's Amended Master Agreement with Kmart expires on December 31, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of the internal control over financial reporting of Footstar, Inc. and Subsidiaries as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2006 expressed an unqualified opinion.

We have also audited the consolidated financial statement schedule listed in the index at item 15(a), Schedule II for each of the three years in the period ended December 31, 2005. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects information set forth therein.


/s/ Amper, Politziner & Mattia, P.C.

Edison, New Jersey
March 1, 2006

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                              FOR THE FISCAL YEARS ENDED
                                                                -----------------------------------------------------
                                                                DECEMBER 31, 2005   January 1, 2005   January 3, 2004
                                                                -----------------   ---------------   ---------------
Net sales                                                             $715.4            $800.2            $962.4
Cost of sales                                                          490.4             535.8             650.3
                                                                      ------            ------            ------
GROSS PROFIT                                                           225.0             264.4             312.1
Store operating, selling, general and administrative expenses          183.1             236.1             250.7
Depreciation and amortization                                            7.7              21.7              19.0
Loss on Kmart Settlement                                                  --               6.3                --
Restructuring, asset impairment and other
   charges, net                                                           --                --               2.5
Other income                                                              --              (9.2)             (5.4)
Interest expense                                                         4.6              11.0              23.4
Interest income                                                           --                --              (1.1)
                                                                      ------            ------            ------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES,                29.6              (1.5)             23.0
   MINORITY INTERESTS AND DISCONTINUED OPERATIONS
Reorganization items                                                   (14.6)            (37.1)               --
                                                                      ------            ------            ------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS AND               15.0             (38.6)             23.0
   DISCONTINUED OPERATIONS
(Provision) benefit for income taxes                                    (4.2)              2.9             (10.0)
                                                                      ------            ------            ------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND DISCONTINUED                10.8             (35.7)             13.0
   OPERATIONS
Minority interests in net loss (income)                                   --              11.0             (17.3)
                                                                      ------            ------            ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                10.8             (24.7)             (4.3)
Income (loss) from discontinued operations, net of tax                   4.7             (66.7)            (50.1)
Gain from disposal of Athletic Segment, net of tax                       8.9              21.4                --
                                                                      ------            ------            ------
NET INCOME (LOSS)                                                       24.4            $(70.0)           $(54.4)
                                                                      ======            ======            ======
AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted                                                       20.5              20.5              20.5
                                                                      ======            ======            ======
INCOME (LOSS) PER SHARE:
Basic and diluted:
   Income (loss) from continuing operations                           $ 0.53            $(1.20)           $(0.21)
   Income (loss) from discontinued operations                           0.66             (2.21)            (2.44)
                                                                      ------            ------            ------
   Net income (loss)                                                  $ 1.19            $(3.41)           $(2.65)
                                                                      ======            ======            ======

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER   January
                                                              31, 2005   1, 2005
                                                              --------   -------
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 196.1   $ 189.6
   Accounts receivable, net                                        8.8      22.1
   Inventories                                                    89.2      98.9
   Prepaid expenses and other current assets                      21.5      28.4
   Assets related to discontinued operations                       0.1       6.2
                                                               -------   -------
      Total current assets                                       315.7     345.2
Property and equipment, net                                       28.9      35.4
Intangible assets, net                                            10.0      10.3
Deferred charges and other noncurrent assets                       2.1       3.2
                                                               -------   -------
      Total assets                                             $ 356.7   $ 394.1
                                                               =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise
   Accounts payable                                               60.0      48.0
   Accrued expenses                                               45.9      48.0
   Amount due under Kmart Settlement                                --      45.0
   Income taxes payable                                            1.9       2.0
   Liabilities related to discontinued operations                  7.4       3.5
Liabilities subject to compromise                                125.5     152.3
                                                               -------   -------
      Total current liabilities                                  240.7     298.8
Other long-term liabilities                                       35.0      38.5
Amount due under Kmart Settlement                                  5.5       5.5
                                                               -------   -------
      Total liabilities                                          281.2     342.8
                                                               -------   -------
Shareholders' equity:
   Common stock $.01 par value: 100,000,000 shares
      authorized; 31,084,647 and 31,018,065 shares issued          0.3       0.3
   Additional paid-in capital                                    342.6     343.1
   Treasury stock: 10,711,569 shares, at cost                   (310.6)   (310.6)
   Unearned compensation                                          (0.1)     (0.4)
   Retained earnings                                              43.3      18.9
                                                               -------   -------
      Total shareholders' equity                                  75.5      51.3
                                                               -------   -------
      Total liabilities and shareholders' equity               $ 356.7   $ 394.1
                                                               =======   =======

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                               Accum.
                                                                                                               Other
                                    Common Stock        Treasury Stock     Add'l                           Comprehensive
                                 ------------------  -------------------  Paid-in    Unearned    Retained      Income
                                   Shares    Amount    Shares     Amount  Capital  Compensation  Earnings      (Loss)      Total
                                 ----------  ------  ----------  -------  -------  ------------  --------  -------------  ------
BALANCE AS OF DECEMBER 28, 2002  30,896,192   $0.3   10,711,569  $(310.6)  $346.3     $(2.9)      $143.3     $(1.6)       $174.8
Comprehensive loss:
   Net loss                              --     --           --      --        --        --        (54.4)       --         (54.4)
   Unrealized gain on interest
      rate swap agreement                --     --           --      --        --        --           --       1.2           1.2
                                                                                                                          ------
Total comprehensive loss                                                                                                   (53.2)
Common stock incentive plans         53,766     --           --      --      (1.1)      1.4           --        --           0.3
                                 ----------   ----   ----------  -------   ------     -----       ------     -----        ------
BALANCE AS OF JANUARY 3, 2004    30,949,958   $0.3   10,711,569  $(310.6)  $345.2     $(1.5)      $ 88.9     $(0.4)       $121.9

Comprehensive loss:
   Net loss                              --     --           --      --        --        --        (70.0)       --         (70.0)
   Unrealized gain on interest
      rate swap agreement                --     --           --      --        --        --           --       0.4           0.4
                                                                                                                          ------
Total comprehensive loss                                                                                                   (69.6)
Common stock incentive plans         68,107     --           --      --      (2.1)      1.1           --        --          (1.0)
                                 ----------   ----   ----------  -------   ------     -----       ------     -----        ------
BALANCE AS OF JANUARY 1, 2005    31,018,065   $0.3   10,711,569  $(310.6)  $343.1     $(0.4)      $ 18.9     $  --        $ 51.3

Comprehensive income:                    --     --           --      --        --        --           --        --            --
   Net income                            --     --           --      --        --        --         24.4        --          24.4
                                                                                                                          ------
Total comprehensive income                                                                                                  24.4
Common stock incentive plans         66,582     --           --      --      (0.5)      0.3           --        --          (0.2)
                                 ----------   ----   ----------  -------   ------     -----       ------     -----        ------
BALANCE AS OF DECEMBER 31, 2005  31,084,647   $0.3   10,711,569  $(310.6)  $342.6     $(0.1)      $ 43.3     $  --        $ 75.5
                                 ==========   ====   ==========  =======   ======     =====       ======     =====        ======

          See accompanying notes to consolidated financial statements.

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                                      For the Fiscal Years Ended
                                                                                          --------------------------------------
                                                                                          DECEMBER 31,   January 1,   January 3,
                                                                                                 2005          2005         2004
                                                                                          ------------   ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                                                           $ 24.4       $ (70.0)      $(54.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      (Income) loss from discontinued operations, net of tax                                    (13.6)         45.3         50.1
      Restructuring, asset impairment and other charges/reversals, net                             --            --         18.2
      Loss on sale of assets included in reorganization items                                      --          24.1           --
      Minority interests in net (loss) income                                                      --         (11.0)        17.3
      Depreciation and amortization                                                               7.7          21.7         19.0
      Loss on disposal of fixed assets                                                             --           2.1         17.5
      Deferred income taxes                                                                       2.9          (1.6)        (0.9)
      Stock incentive plans                                                                      (0.2)         (1.0)         0.7
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                                         13.3          (6.6)        19.9
         Decrease (increase) in inventories                                                       9.8          72.0         (6.6)
         Decrease (increase) in prepaid expenses and other assets                                 9.8          (5.7)        (0.6)
         (Decrease) increase in accounts payable, accrued expenses and
            amount due under Kmart Settlement                                                   (38.4)          7.4        (23.9)
         (Decrease) increase in income taxes payable and other long-term
            liabilities                                                                          (5.5)         (2.1)       (27.9)
                                                                                               ------       -------       ------
            Net cash  provided by operating activities                                           10.2          74.6         28.4
                                                                                               ------       -------       ------
Cash flows provided by (used in) investing activities:
   Additions to property and equipment                                                           (1.4)         (3.8)       (17.5)
   Proceeds from the sale of assets included in reorganization items                              0.6          47.4           --
   Proceeds from sale of the Athletic Segment                                                     6.3         222.1           --
                                                                                               ------       -------       ------
            Net cash provided by (used in) investing activities                                   5.5         265.7        (17.5)
                                                                                               ------       -------       ------
Cash flows (used in) provided by financing activities:
   Net (payments) proceeds from note payable                                                       --        (198.0)        51.2
   Dividends paid to minority interests                                                            --            --        (36.2)
   Payments on capital leases                                                                      --            --         (0.8)
   Payments on mortgage note                                                                     (1.8)           --         (0.8)
   Other                                                                                           --           0.3         (1.4)
                                                                                               ------       -------       ------
            Net cash (used in) provided by financing activities                                  (1.8)       (197.7)        12.0
                                                                                               ------       -------       ------
Cash flows from discontinued operations (REVISED):
   Net cash (used in) provided by operating activities of discontinued activities                (7.4)         46.7        (15.9)
   Net cash used in investing activities of discontinued activities                                --          (0.4)       (18.9)
   Net cash used in financing activities of discontinued activities                                --          (0.4)        (0.4)
                                                                                               ------       -------       ------
            Net (decrease) increase in cash - discontinued operations                            (7.4)         45.9        (35.2)
                                                                                               ------       -------       ------
            Net increase (decrease) in cash and cash equivalents                                  6.5         188.5        (12.3)
                                                                                               ------       -------       ------
Cash and cash equivalents, beginning of year                                                    189.6           1.1         13.4
Cash and cash equivalents, end of year                                                         $196.1       $ 189.6       $  1.1
                                                                                               ------       -------       ------

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

1.   BUSINESS RISKS - BANKRUPTCY FILING

Commencing March 2, 2004 ("Petition Date"), Footstar and most of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases were jointly administered under the caption "In re: Footstar, Inc., et al. Case No. 04-22350 (ASH)" (the "Chapter 11 Cases"). The Debtors operated their business and managed their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As debtors-in-possession, we were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

Although the process for the disposition of our Athletic Segment commenced in 2003, as part of our initial reorganization plans after filing Chapter 11, we closed in 2004 166 underperforming stores within the Athletic Segment: all 88 Just For Feet stores; 75 Footaction stores and 3 Uprise stores. In May, 2004 we sold to certain affiliates of Foot Locker, Inc. (collectively "Foot Locker") 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the other four remaining Footaction stores (see Note 3 "Discontinued Operations" and Note 9 "Assets and Liabilities Related to Discontinued Operations").

Within the Meldisco Segment, in 2004 we exited the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. ("Federated"), and 44 Gordmans, Inc. ("Gordmans") stores; closed 13 Shoe Zone stores and sold 26 Shoe Zone stores located in Puerto Rico. These stores are reflected as discontinued operations (see Note 3 "Discontinued Operations" and Note 9 "Assets and Liabilities Related to Discontinued Operations").

In March 2004, we entered into a debtor-in-possession credit agreement, which was subsequently substantially amended (see Note 14 "The Amended DIP and Exit Credit Facility").

During 2004, we sold certain other assets, including our distribution centers in Mira Loma, California ("Mira Loma") and Gaffney, South Carolina ("Gaffney"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty"). Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which has agreed to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and physical distribution services agreement (the "FMI Agreement") (See Note 25 "Commitments and Contingencies").

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption of the Master Agreement with Kmart, effective July 1, 1995, as amended (the "Master Agreement"). On August 25, 2005, the Court approved the Kmart Settlement. The Kmart Settlement, which was effective as of January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Master Agreement as amended by the Kmart Settlement (the "Amended Master Agreement"). See Note 5 "Meldisco's Relationship with Kmart".

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court.

On October 28, 2005, we filed an amended plan with the Court (the "October 2005 Plan"). The October 2005 Plan provided for a reorganization of the Company and cash distributions to creditors and was subject to a vote by eligible ballot holders. The October 2005 Plan provided that creditors in the bankruptcy would be paid in full, with interest at the federal judgment interest rate of 1.23%. The Creditors' Committee believed, however, that this interest rate was insufficient, and accordingly, sought to terminate the Debtors' exclusivity periods and have the Bankruptcy Court fix a higher rate of postpetition interest. On November 23, 2005, the Bankruptcy Court terminated the Debtors' exclusivity periods, but reserved judgment on appropriate rate of postpetition interest. The Creditors' Committee and the Equity Committee subsequently agreed to the terms of a consensual plan of reorganization, including a postpetition interest rate for unsecured claims at 4.25% per annum and to the filing on December 5, 2005, of further amendments to the October 2005 Plan to reflect such agreement (the "Amended Plan"). On January 25, 2006, the Bankruptcy Court confirmed our Amended Plan. On February 7, 2006, we successfully emerged from bankruptcy. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets is greater than its post petition liabilities and allowed claims.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of all subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. Prior to fiscal 2005, the minority interests represented the 49% participation of Kmart in the ownership of substantially all subsidiaries of Meldisco formed for the purpose of operating licensed footwear departments in Kmart stores (see Note 5 "Meldisco's Relationship with Kmart" for the elimination of Kmart's interests as of January 2, 2005).

For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

BASIS OF PRESENTATION

Our fiscal 2005 and 2004 financial statements have been prepared in accordance with the provisions of SOP 90-7. Pursuant to SOP 90-7, our pre-petition liabilities that were subject to compromise are reported separately in the accompanying balance sheet as an estimate of the amount that will ultimately

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items. See Note 13 "Liabilities Subject to Compromise" and Note 20 "Reorganization Items".

FISCAL YEARS

The accompanying financial statements include our consolidated results of operations, assets and liabilities for the 52-week fiscal years ended December 31, 2005 and January 1, 2005 and for the 53-week fiscal year ended January 3, 2004.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates, which may be impacted by management's estimates and assumptions, are discussed in these notes and include the valuation and aging of inventory and shrink reserve, the impairment of long-lived assets, insurance liabilities, the valuation of deferred taxes and the valuation of retiree medical benefits.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value.

MERCHANDISE INVENTORIES AND COST OF SALES

Inventories are finished goods, consisting of merchandise purchased from domestic and foreign vendors, and are carried at the lower of cost or market value, determined by the retail inventory method on a first-in, first-out ("FIFO") basis. The retail inventory method is commonly used by retail companies to value inventories at cost by applying a cost-to-retail percentage to the retail value of inventories. The retail inventory method is a system of averages that requires management's estimates and assumptions regarding initial mark-ons, mark-ups, markdowns and shrink, among others and, as such, could result in distortions of inventory amounts. The cost of inventories includes the cost of merchandise, freight-in, duties, royalties and related fees and the cost of our merchandise sourcing operations. Cost of sales is comprised of the cost of merchandise, warehousing and delivery costs, inventory shrinkage, rent and buying/merchandising costs.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed on a straight-line basis, generally over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Capitalized software costs are amortized on a straight-line basis over their estimated useful lives. As a result of the Kmart Settlement, the useful lives of all fixed assets, except for land and building and improvements, have been revised so that the fixed assets will be fully depreciated as of December 2008 to coincide with the expiration of our contract with Kmart.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OTHER INTANGIBLE ASSETS

Statement No. 142, Goodwill and Other Intangible Assets, ("Statement No. 142") requires that intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142. (see Note 11 "Other Intangible Assets.") Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144. The costs of these intangibles are amortized on a straight-line basis over the estimated useful lives of the respective assets and liabilities, which range from 3 to 7 years.

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

ADVERTISING COSTS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs are recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and were $3.0 million, $21.5 million and $24.2 million in 2005, 2004 and 2003, respectively. As a result of the Kmart Settlement (See Note 5 "Meldisco's Relationship with Kmart"), effective January 2, 2005, we are no longer required to remit to Kmart 2.3% of sales for advertising.

INCOME TAXES

We determine our deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established for amounts which we cannot conclude that it is more likely than not that such amounts will be realized (see Note 19 "Income Taxes.")

POSTRETIREMENT BENEFITS

We provide a defined benefit health care plan for substantially all retirees who meet certain eligibility requirements, including current active full-time associates who had a minimum of 10 years of service as of December 31, 1992 and work up to age 60. As of December 31, 2005 and January 1, 2005, we had an accrual of $25.9 million and $27.9 million, respectively, relating to postretirement benefits in other long-term liabilities on our consolidated balance sheets. The annual cost of postretirement benefits is funded as it arises and the cost is recognized over an employee's term of service to us (see
Note 24 "Postretirement Benefits".)

INSURANCE LIABILITIES

We are primarily self-insured for health care costs. We were self-insured for workers' compensation insurance for fiscal years 2004 and prior. Our health care and workers' compensation (fiscal 2004 and prior) have a deductible of $250,000, property insurance with deductibles ranging between $25,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, including medical, postretirement benefits, workers' compensation, general, automobile and property claims, provisions are made for our actuarially determined estimates of discounted future claim costs for such risks. Commencing in 2005, the Company is no longer self-insured for workers' compensation insurance and we maintained workers' compensation insurance with no deductible.

STOCK-BASED COMPENSATION PLANS

As permitted under Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we have elected not to adopt the fair value method of accounting for our three stock-based compensation plans (see Note 21 "Stock Incentive Plans"), but continue to apply the provisions of Accounting Principles Board Opinion ("APB 25"), Accounting for Stock Issued to Employees. In accordance with APB 25, compensation expense is not recorded for options granted if the option price is not less than the quoted market price at the date of grant. Compensation expense was also not recorded for employee purchases of stock under the 1997 Associate Stock Purchase Plan since the plan was non-compensatory as defined in APB 25. We have adopted the disclosure standards of Statement

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 123 and Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123) which requires us to provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants as if the fair value method of accounting for stock options as defined in Statement No. 123 had been applied. We plan to adopt FASB Statement No. 123 (Revised 2004) in 2006 (see Note 4 "Impact of Recently Issued Accounting Standards"), which requires that the fair value of share-based payments to employees be expensed.

The following table illustrates the effect on net income (loss) and income
(loss) per share amounts if we had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in millions, except per share amounts):

                                           2005    2004     2003
                                          -----   ------   ------
NET INCOME (LOSS):
   Reported                               $24.4   $(70.0)  $(54.4)
      Stock-based employee compensation
         expense determined under fair
         value method for all awards,
         net of tax                        (1.2)    (2.0)    (6.6)
                                          -----   ------   ------
      Pro forma net income (loss)         $23.2   $(72.0)  $(61.0)
                                          -----   ------   ------
EARNINGS (LOSS) PER SHARE:
   Basic and Diluted:
      Reported                            $1.19   $(3.41)  $(2.65)
      Pro forma                           $1.13   $(3.51)  $(2.97)

There were no options granted during fiscal years 2005, 2004 and 2003. The fair value of each option outstanding was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                          2005   2004   2003
                          ----   ----   ----
Expected volatility       46.4%  45.3%  44.5%
Expected life in years     6.0    6.0    6.0
Risk-free interest rate    5.3%   5.3%   5.3%
Assumed forfeiture rate     --     --     --

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

                                              2005   2004   2003
                                              ----   ----   ----
Average shares outstanding                    20.3   20.3   20.2
Contingently issuable shares (1)               0.2    0.2    0.3
                                              ----   ----   ----
Average shares outstanding - basic            20.5   20.5   20.5
                                              ----   ----   ----
Average shares outstanding - diluted (2)(3)   20.5   20.5   20.5
                                              ----   ----   ----

(1)  Represents shares earned under our stock incentive plans.

(2) For fiscal year 2005, the computation of diluted earnings per share exclude 806,067 shares of outstanding stock incentive plan grants as these options have an exercise price in excess of the Company's market per share price.

(3) The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. During the years ended January 1, 2005 and January 3, 2004, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares having an anti-dilutive effect on EPS and, therefore, excluded from the calculation of diluted earnings per share, totaled 0 shares and 841 shares for the years ended January 1, 2005 and January 3, 2004, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The carrying value of the mortgage, which approximated fair value, was $5.3 million and $7.1 million as of December 31, 2005 and January 1, 2005, respectively.

REVISIONS

In 2005, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

As of December 31, 2005, and January 1, 2005, we had no derivative instruments or hedging activities outstanding.

3.   DISCONTINUED OPERATIONS

The sale in 2004 of certain Footaction stores to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, which comprised the Athletic Segment, has been accounted for as discontinued operations. Our financial statements reflect the Athletic Segment as discontinued operations for all periods presented.

During 2003 we initiated a plan for the disposition of our Athletic Segment. In 2004, we closed 166 underperforming stores and, effective May 2, 2004, the assets of 349 Footaction stores were sold to Foot Locker for $225.0 million in cash, subject to adjustment. Approximately $13.0 million of the sales proceeds were placed in escrow with respect to 14 store locations that were leased on a month-to-month basis. In the event that Foot Locker entered into a new lease for any of these store locations, the escrow amount related to that location was paid to us.

In 2004, the escrow deposit was released on seven stores and approximately $6.2 million was received by us and included as part of the gain from disposal of the Athletic Segment. During 2005, an additional $3.8 million was received from escrow and included as part of the gain from disposal of the Athletic segment as a result of six leases that were entered into during 2005. As of December 31, 2005 no funds remained in escrow.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales and loss from discontinued operations of our Athletic Segment before interest and taxes for 2005, 2004 and 2003 were as follows (in millions):

                                                             2005    2004     2003
                                                            -----   ------   ------
Net sales                                                   $  --   $218.8   $973.2
Income (loss) before interest and taxes from discontinued
   operations                                               $10.9   $(30.1)  $(32.6)
Gain from disposal of Athletic Segment                      $ 8.9   $ 21.4   $   --

We reconciled our pre-petition liabilities (See Note 13 "Liabilities Subject to Compromise") to our actual claims payments along with estimated future claim payments and recorded a reduction of pre-petition liabilities resulting in a gain from disposal of Athletic Segment of $8.0 million and income from operations of discontinued operations of $9.2. Approximately $5.3 million of the gain from disposal of Athletic Segment relates to Athletic leases which were assigned to third parties who assumed all rights and obligations relating to such leases. Approximately $2.4 million relates to Athletic landlords mitigating the damages incurred by the initial rejection of the lease. The balance relates to reductions to amounts claimed resulting from negotiations between the Company and its creditors. The Company recorded interest expense related to pre-petition liabilities of discontinued operations of $5.8 million and $1.1 million in fiscal years 2005 and 2004, respectively, which represents interest on liabilities subject to compromise in which the Company paid interest upon emergence from bankruptcy on February 7, 2006.

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

Net sales and loss from discontinued operations of Shoe Zone, Gordmans and Federated before interest and taxes for 2005, 2004 and 2003 were as follows (in millions):

                                                                                     2005    2004     2003
                                                                                    -----   ------   -----
Net sales                                                                           $  --   $ 24.1   $53.2
Loss from discontinued operations before interest and taxes (including exit costs
   of approximately $16.1 million in 2004)                                          $(0.2)  $(26.8)  $(9.2)

In addition, we applied the provisions of SFAS No. 144 to the stores closed by Kmart during 2005 and 2004 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of APB No. 43, Chapter 4 ("Statement No. 151"), was issued. Statement No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. Statement

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment, which is a revision of Statement No. 123. With limited exceptions, Statement No. 123 (Revised 2004) requires that the fair value of share-based payments to employees be expensed over the period service is received. This Statement is effective for us beginning with our first interim period subsequent to December 15, 2005. We intend to adopt this Statement using the modified prospective method. We expect to record approximately $0.6 million as a component of store operating, selling, general and administrative expenses in the 2006 Consolidated Statement of Operations.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company elected to early adopt this Statement during fiscal year 2005. The adoption of Statement No. 154 did not have a material impact on our financial statements.

5.   MELDISCO'S RELATIONSHIP WITH KMART

We operated the footwear departments in 1,421 Kmart stores (the "Shoemart Corporations") as of December 31, 2005. Prior to January 2, 2005, Kmart owned a 49% equity interest in substantially all of our subsidiaries that operated these footwear departments. The business relationship between Meldisco and Kmart is extremely important to us. The loss of Meldisco's Kmart operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us.

The Kmart licensed footwear departments account for substantially all of our sales and operating profit from continuing operations, as shown in the following tables (in millions):

                                                             2005     2004     2003
                                                            ------   ------   ------
Sales from continuing operations
   Footstar                                                 $715.4   $800.2   $962.4
   Kmart footwear departments                                667.8   $753.0   $901.4

Kmart footwear sales from continuing operations as
   percentage of Footstar                                       93%      94%      94%

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             2005    2004    2003
                                                            -----   -----   -----
Operating profit from continuing operations
   Footstar                                                 $34.2   $ 9.5   $45.3
   Meldisco                                                  24.1    22.4    59.0
   Kmart footwear departments                                35.3    14.6    55.6
Kmart's interest in footwear departments'
   operating profit                                         $  --   $ 7.2   $24.8
                                                            -----   -----   -----

Operating profit adjusted to exclude Kmart's 49%
   interest in applicable footwear departments' operating
   income in 2004 and 2003
   Footstar                                                 $34.2   $ 2.3   $20.5
   Meldisco                                                  24.1    15.2    34.2
   Kmart footwear departments                                35.3     7.4    30.8
                                                            -----   -----   -----

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement and thereafter the Amended Master Agreement which dictates the structure of our relationship with Kmart. Under the Master Agreement before amendment, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49% ownership interest, other than 23 of the Shoemart Corporations which were wholly-owned by us.

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations were extinguished effective January 2, 2005, and accordingly, Kmart does not share in the profits or losses of those entities for fiscal 2005 or subsequent years. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. Effective January 2, 2005, we are required to pay Kmart 14.625% of the gross sales of the footwear departments, in lieu of the fees and dividends required under the Master Agreement. We made payments to Kmart of $15.5 million based on the revised percent of gross sales due under the Amended Master Agreement for the period beginning January 2, 2005 through August 27, 2005. Effective August 25, 2005, we are required to pay Kmart a miscellaneous expense fee of $23,500 per open store per year. The Amended Master Agreement expires at the end of 2008 at which time Kmart is obligated to purchase our Shoemart inventory (but not our brands) at book value, as defined.

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Twenty-two stores have been closed or converted from August 25, 2005 through February 25, 2006. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement Kmart must pay us the stipulated loss value (as set forth below), if it terminates our licenses to operate shoe departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of stores it can dispose of, close or convert per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005, 61 stores have been disposed of, closed or converted. In 2006, through February 25, 2006, 18 stores were disposed of, closed or converted and one additional store has been identified to be disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $100,000 for terminations occurring in 2005, $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms Kmart is not obligated to make any stipulated loss value payments for such stores.

The Amended Master Agreement sets forth the parties' obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, for the stores and we must schedule the staffing in each store at a minimum of 40 hours per week. In addition, Kmart is required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.

Kmart has a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart settlement for fiscal 2005 and the Master Agreement for prior fiscal years. Such fees were $120.1 million, $118.7 million and $136.0 million for fiscal 2005, 2004 and 2003, respectively. As of December 31, 2005 and January 1, 2005, we had outstanding accounts receivable due from Kmart of $5.2 million and $17.5 million respectively, which were subsequently collected in January 2006 and January 2005, respectively.

Under the Master Agreement, Meldisco was required to distribute annually a payment to Kmart for a portion of profits representing Kmart's 49% minority interest in Meldisco subsidiaries for the preceding fiscal year and an excess rent payment (excess fee) for the preceding fiscal year which was contingent upon store-by-store or store level profits above certain levels. As of January 3, 2004 Kmart's undistributed equity percentage share of the retained earnings (minority interests) amounted to $13.2 million.

The Kmart Settlement included a $45.0 million cure obligation, and resulted in a charge of approximately $6.3 million which has been reflected in our fiscal 2004 consolidated statement of operations. This charge represents the amount in excess of previously recorded amounts due Kmart, including minority interests.

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

7.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following (in millions):

                                        2005    2004
                                        ----   -----
Due from Kmart                          $5.2   $17.5
Other - primarily trade                  4.6     5.0
                                        ----   -----
                                         9.8    22.5
Less: Allowance for doubtful accounts    1.0     0.4
                                        ----   -----
   Total                                $8.8   $22.1
                                        ====   =====

In fiscal 1998, we sold our right, title and interest in the trademark Land Rover for a minimum payment of $5.0 million payable in 2004. Subsequent to the sale, the acquirer filed for bankruptcy and the principal ownership of the company changed. In July 2003, we began negotiating with the new owners of the Land Rover trademark and revised the initial agreement to include certain additional future rights to the use of the name in exchange for an additional $0.4 million and the acceleration of the required $5.0 million payment. The amended sale price of $5.4 million was paid in two installments of $2.7 million. The first installment was paid in August 2003, and the second was paid in January 2004. Based upon these revisions and due to our collection of all amounts owed to us, we recorded the $5.4 million as other income in the accompanying consolidated statements of operations during fiscal 2003.

8.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in millions):

                                    2005    2004
                                   -----   -----
                                   $  --   $ 2.7
Deferred income taxes(a)
Income tax refund receivable and
   other prepaid taxes              18.8    20.1
Other                                2.7     5.6
                                   -----   -----
      Total                        $21.5   $28.4
                                   =====   =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (a) See Note 19, "Income Taxes"

9.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations as of December 31, 2005 and January 1, 2005 consisted of the following (in millions). See Note 1 "Business Risks - Bankruptcy Filing," Note 3 "Discontinued Operations" and Note 13 "Liabilities Subject to Compromise" for a further discussion of Athletic Segment liabilities.

                                             2005   2004
                                            -----   ----
ASSETS
Accounts receivable, net                       --    5.9
Prepaid expenses and other current assets     0.1    0.3
                                             ----   ----
                                             $0.1   $6.2
                                             ====   ====
Liabilities
Accrued expenses                             $7.4   $3.5
                                             ----   ----
                                             $7.4   $3.5
                                             ====   ====

10.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in millions):

                                                          Original useful lives
                                                                (in yrs.)          2005    2004
                                                          ---------------------   -----   ------
Land                                                                              $ 3.2   $  3.2
Buildings and improvements                                10-40                    20.3     21.1
Computer hardware and software, equipment and furniture   3-10                     60.3     74.0
Capital leases                                            5                          --      2.4
Leasehold improvements                                    6 or life of lease,
                                                          whichever is shorter      0.1      0.2
Construction in progress                                                            0.3       --
                                                                                  -----   ------
                                                                                   84.2    100.9
                                                                                  -----   ------
Less: Accumulated depreciation                                                     55.3     65.5
                                                                                  -----   ------
   Total                                                                          $28.9   $ 35.4
                                                                                  -----   ------

As a result of the Kmart Settlement during 2005, the useful lives of all fixed assets, except for land and building and improvements, have been reduced so that our fixed assets will be fully depreciated as of December, 2008, to coincide with the expiration of our contract with Kmart. The effect of this change in estimate on 2005 resulted in a decrease to net income from continuing operations of $0.5 million and a decrease to basic and diluted earnings per share of $0.02.

Depreciation expense was $7.3 million, $21.1 million and $17.8 million in 2005, 2004 and 2003, respectively.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  OTHER INTANGIBLE ASSETS

FASB Statement No. 142 requires that intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment annually. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

During fiscal year 2003, we evaluated the fair value of our intangible assets and determined that certain trade names of approximately $1.1 million were impaired and were written off. During fiscal year 2004, we evaluated the fair value of our intangible assets and determined that there were no changes from the prior year and we continued to amortize a trade name with a carrying value of $0.4 million over a ten year period. During fiscal year 2005, we evaluated the fair value of our intangible assets and determined that as a result of the expected termination of the Kmart agreement in December 2008, the useful life of this tradename and a trademark with a net book value of $9.9 million that had been determined in prior years to have an indefinite useful life to be amortized through December 31, 2008.

As of December 31, 2005 and January 1, 2005, the Company had trade names with a gross carrying amount of $11.3 million. The accumulated amortization associated with these trade names was $1.3 million and $1.0 million at December 31, 2005 and January 1, 2005, respectively. Amortization expense for fiscal 2005 and 2004 was $0.3 million and $0.7 million, respectively. The following table lists projected amortization expense relating to intangible assets for the next three fiscal years (in millions):

Fiscal year 2006   $3.3
Fiscal year 2007    3.3
Fiscal year 2008    3.3

12.  ACCRUED EXPENSES

Accrued expenses consisted of the following (in millions):

                                            2005    2004
                                           -----   -----
Taxes other than federal income taxes      $ 9.4     7.7
Salaries and bonus                          15.4    13.8
Other - individually not in excess of 5%    21.1    26.5
                                           -----   -----
Total                                      $45.9   $48.0
                                           =====   =====

13.  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring during our bankruptcy. Pursuant to Court orders, we were authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim, which bar date has now

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

passed for all creditors. Differences between liability amounts recorded by us and claims filed by creditors have been substantially reconciled and paid upon our emergence on February 7, 2006 (See Note 1 - Business Risks - Bankruptcy Filing). The Court will make a final determination of allowable claims on the remaining disputed amounts.

Liabilities subject to compromise as of December 31, 2005 and January 1, 2005 consisted of the following (in millions):

                         2005       2004
                        ------     ------
Accounts payable        $ 56.0     $ 75.9
Accrued  expenses         64.4       69.8
Long-term liabilities      5.1        6.6
                        ------     ------
Total                   $125.5(a)  $152.3(a)
                        ======     ======

(a) Includes approximately $92.3 million and $112.5 million of discontinued operations liabilities subject to compromise at December 31, 2005 and January 1, 2005, respectively.

We reconciled our recorded liabilities subject to compromise to our actual claim payments along with estimated future claim payments and recorded a reduction of our liabilities subject to compromise of $18.7 million (See Note 3 "Discontinued Operations" and Note 20 "Reorganization Items").

In connection with our purchase of the Meldisco headquarters building in Mahwah, New Jersey, in September 2000, we assumed a 10-year term mortgage, of which $5.3 million and $7.1 million were outstanding as of December 31, 2005 and January 1, 2005, respectively. As of December 31, 2005, $5.3 million of the mortgage is included in liabilities subject to compromise ($4.3 million is included in long term liabilities and $1.0 million is included in accrued expenses). Under the terms of the mortgage agreement, we are required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be repaid.

The mortgage bears a fixed annual rate of interest of 8.08%. As of December 31, 2005, the future principal payments under the mortgage are as follows:

2006   $1.0
2007    1.1
2008    1.2
2009    1.3
2010    0.7

14.  THE CREDIT FACILITIES

Effective March 4, 2004, we entered into a two-year, $300.0 million senior-secured Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") with a syndicate of lenders co-led by Bank of America, N.A. (formerly Fleet National Bank) and GECC Capital Markets Group, Inc. Effective August 2, 2004, the DIP Credit Agreement was amended and restated (the "DIP and Exit Facility"), which, among other things, provided for up to $160.0 million of post-emergence financing (containing a $75.0 million sub-limit for letters of credit) and reduced the amount of lending commitments available while operating as debtor-in-possession to $100.0 million (including a sub-

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limit for letters of credit).

Effective July 1, 2005, we amended certain terms and conditions of the DIP and Exit Facility (the "Amended DIP and Exit Facility") to, among other things, allow for the consummation of our Amended Plan and reduce the amount of revolving commitments available upon emergence from $160.0 million to $100.0 million. Accordingly, the letter of credit sub-limit was reduced from $75.0 million to $40.0 million. This amendment also included a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of
(i) March 4, 2006 or (ii) 15 days following confirmation of the Amended Plan to the earlier of (i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility was modified to be, the earlier of 36 months after our emergence from bankruptcy or March 4, 2009.

Effective January 6, 2006, we further amended our Amended DIP and Exit Facility. This amendment modified only certain terms and conditions related to the exit portion of the facility (the "Exit Facility"). Debtor-in-possession financing continued to be provided under the Amended DIP and Exit Facility prior to the emergence date. The Exit Facility became effective upon consummation of the Plan on February 7, 2006 as all conditions to be satisfied were met. The Exit Facility has a maturity date of the earlier of (a) November 30, 2008 or (b) thirty days prior to the termination of the Amended Master Agreement. Prior to the amendment, the maturity date of the exit portion of the facility was the earlier of (a) thirty-six months after the Company's emergence from chapter 11 or (b) March 4, 2009. In addition, the Exit Facility reflects, among other things, temporary changes in certain advance rates and availability requirements which provide for incremental liquidity during the first twelve months following our emergence from Chapter 11.

We may borrow up to $100.0 million through the Exit Facility, subject to a sufficient borrowing base (based upon eligible inventory and accounts receivable), and other terms of the facility. Revolving loans under the Exit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or LIBOR plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Exit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unutilized balance.

The Exit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures. The Company is required to maintain minimum excess availability equal to at least 5% of the borrowing base for the first twelve months following the emergence date and 10% thereafter. In addition, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with all financial covenants.

As of December 31, 2005, the Company had no loans outstanding and approximately $49.1 million of excess availability, as defined, under the Amended DIP and Exit Facility, net of outstanding letters of credit (the majority of which were standby letters of credit) totaling $14.7 million and minimum excess availability requirements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  THE PRE-PETITION CREDIT FACILITY

Prior to the Petition Date, our principal sources of liquidity were our operating cash flows and our $345.0 million senior secured credit facility (the "Pre-Petition Credit Facility).

The Pre-Petition Credit Facility was replaced by the DIP Credit Agreement (see
Note 14 "The Credit Facilities") effective March 4, 2004.

16.  INTEREST RATE SWAP AGREEMENTS

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

Since the interest rate swaps qualified as cash flow hedges and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive loss. We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. At December 31, 2005 and January 1, 2005, we had no derivative financial instruments.

17.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

                          2005    2004
                         -----   -----
Employee benefit costs   $31.1   $32.8
Other                      3.9     5.7
                         -----   -----
   Total                 $35.0   $38.5
                         -----   -----

18.  LEASES

We leased a warehouse and office facilities through operating leases over periods ranging from five to 15 years. We also lease automobiles, computer hardware and various equipment for shorter periods. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended December 31, 2005 was as follows (in millions):

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      2005     2004    2003
                     ------   -----   -----
Minimum rentals      $  3.2   $ 6.8   $ 7.9
Percentage rentals    100.1    67.3    84.7
                     ------   -----   -----
   Total             $103.3   $74.1   $92.6
                     ------   -----   -----

Percentage rentals include excess rent fees under the Master Agreement, which, prior to the Kmart Settlement, were contingently based on store profitability.

As of December 31, 2005, the future minimum rental payments under operating leases were as follows (in millions):

2006   $1.5
2007    1.0
2008    0.6
2009    0.3
2010     --

19.  INCOME TAXES

The provision (benefit) provision for income taxes was comprised of the following (in millions):

           2005    2004    2003
           ----   -----   -----
Federal    $3.3   $(3.3)  $ 7.1
State       0.9    0.4      2.9
           ----   -----   -----
   Total   $4.2   $(2.9)  $10.0
           ----   -----   -----

Included in the consolidated provision (benefit) for income taxes are net deferred tax provision (benefit) of $2.7 million, $1.6 million and $(0.9) million for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively. There was no provision for income taxes relating to discontinued operations in 2005 due to the elimination of the valuation allowance for the reversal of temporary differences and the utilization of net operating loss carryforwards. In 2004 and 2003, no benefit was provided due to recording a valuation allowance.

Income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

                                          2005    2004     2003
                                          ----   ------   -----
Computed "expected" income tax  expense
(benefit)                                  5.3   $(13.5)  $ 8.0
Increases (decreases) in income taxes
   resulting from:
   State income taxes, net of
   federal tax benefit                     0.6      0.4     2.3
   51% owned subsidiaries                  2.6      4.6    (4.0)
   Utilization of net operating loss
   carryforwards                          (2.8)      --      --
   Other                                   0.3      0.1     0.1
   Valuation allowance                    (1.8)     5.5     3.6
                                          ----   ------   -----
Net income tax expense (benefit)           4.2   $ (2.9)  $10.0
                                          ----   ------   -----

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax asset and liabilities for the 2005 and 2004 fiscal years were as follows (in millions):

                                    2005      2004
                                  -------   -------
DEFERRED TAX ASSETS:
   Bankruptcy rejection claims    $  19.6   $  20.1
   Kmart Settlement Agreement         5.2       2.4
   Restructuring reserves             0.4       0.4
   Inventories                        4.4       4.0
   Postretirement benefits           10.1      10.9
   Employee benefits                  6.2      12.8
   NOL carryforward                  60.1      63.2
   Intangible assets                  5.0       6.2
   Other                              0.4       1.8
                                  -------   -------
Total gross deferred tax assets     111.4     121.8
Less valuation allowance           (109.8)   (116.2)
                                  -------   -------
Total deferred tax assets             1.6       5.6
DEFERRED TAX LIABILITIES:
   Property and equipment            (1.6)     (2.9)
                                  -------   -------
NET DEFERRED TAX ASSETS           $    --   $   2.7
                                  -------   -------

As of December 31, 2005, we have net operating loss carry forwards for federal income tax purposes of approximately $156.1 million which, if not utilized, will begin expiring for federal purposes in 2022 and in 2007 for state income tax purposes. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.

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

As a result of our historical losses and possible liquidation of our business in December, 2008, for accounting purposes we cannot rely on anticipated future profits to utilize certain of our deferred tax assets. As a result, we cannot conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on the net deferred tax asset in fiscal year 2005. In fiscal 2004 and 2003, the Company had a net deferred tax asset of $2.7 million and $4.3 million, which represented certain temporary differences relating to the 51% owned Shoemart Corporations. During fiscal years 2005, 2004 and 2003, the Company recorded a (reduction) increase of the valuation allowance of $(6.4) million, $21.4 million and $24.7 million, respectively. Due to the Kmart Settlement, all Shoemart Corporations will be included in the Footstar Consolidated income tax returns and, therefore, a full valuation was provided against the related net deferred tax asset.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to fiscal 2005, earnings of our 51%-owned subsidiaries were distributed and, accordingly, we provided for federal and state income taxes on their undistributed taxable earnings.

20.  REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2005 and 2004 (in millions):

                                                                            2005    2004
                                                                           -----   -----
Store and distribution center closing and related asset impairment costs   $ 0.1   $24.5
Professional fees                                                           18.5     7.9
Trustee fees                                                                 3.1     5.8
Gain on disposition of bankruptcy claims                                    (1.5)     --
Interest income                                                             (5.6)   (1.1)
                                                                           -----   -----
   Total                                                                   $14.6   $37.1
                                                                           =====   =====

The disposition of bankruptcy claims (see Note 13 "Liabilities Subject to Compromise") resulted in an increase of $1.5 million in income from continuing operations in fiscal 2005.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2005 and 2004, interest income of $5.6 million and $1.1 million, respectively was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

21.  STOCK INCENTIVE PLANS

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

We may grant deferred restricted stock units under both the 1996 Plan and the 2000 Plan. Deferred restricted stock units were granted to certain officers and key employees. Restricted stock units vest generally five years from date of grant, provided the executive continues to be employed by us. There were no new grants of deferred restricted stock units in 2005, 2004 and 2003. We amortized ($0.2) million, $0 million and $0 million in 2005, 2004 and 2003, respectively, which is recorded as a

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations.

We may also grant performance-based stock awards under both the 1996 Plan and the 2000 Plan. Performance-based stock awards include the granting of deferred stock units, representing rights to receive cash and/or common stock of the Company, at our discretion, based upon certain performance criteria generally over a three-year performance period.

These performance-based stock awards vest over a period of time ranging from a minimum of three years to a maximum of the employee's attainment of retirement age. Compensation expense related to grants under these provisions is based on the current market price of our common stock at the date of grant and the extent to which performance criteria are being met. The 1996 Plan and 2000 Plan also offered incentive opportunities based upon performance results against pre-established earnings targets and other selected measures for each fiscal year. We may also make cash award payments which employees may elect to defer up to 75% of such payment in deferred shares and receive a matching Company grant. The elective deferrals and matched amounts are deferred for a five year vesting period. The amount deferred will be paid in shares. There were no new grants of performance-based stock awards in 2005, 2004 and 2003. We amortized $0.1 million, $0 and $0.7 million into expense in 2005, 2004 and 2003, respectively, which is recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations. We made no payments in 2005, 2004 and 2003.

The following table provides information relating to the potential dilutive effect and shares available for grant under each of our stock compensation plans.

                            Number of
                          Shares to be       Weighted       Number of Shares                            Number of Shares
                           Issued upon        Average           Issued,          Number of Shares      Remaining Available
                           Exercise of    Exercise Price   Inception to Date   Remaining Available    for Future Issuance,
                           Outstanding    of Outstanding         as of         for Future Issuance,           as of
Plan Category            Options/Awards       Options          12/31/2005         as of 12/31/05            1/1/2005
-------------            --------------   --------------   -----------------   --------------------   --------------------
1996 Incentive
   Compensation Plan         469,514            $28              920,665             1,709,822              1,617,952
2000 Equity
   Incentive Plan            320,556            $30              101,792             1,577,653              1,455,308
1996 Non-Employee
   Director Stock Plan        96,520            $29               45,436                58,044                 58,044
                             -------            ---            ---------             ---------              ---------
Total                        886,590            $29            1,067,893             3,345,519              3,131,304
                             =======            ===            =========             =========              =========

The tables below provide information relating to employee stock options, deferred restricted stock units and performance-based stock awards:

                                                Employee Stock Options
                           ---------------------------------------------------------------
                                  2005                  2004                   2003
                           ------------------   --------------------   -------------------
                           EMPLOYEE   AVERAGE    Employee    Average    Employee   Average
                             STOCK     OPTION      Stock      Option     Stock      Option
                            OPTIONS    PRICE      Options     Price     Options     Price
                           --------   -------   ----------   -------   ---------   -------
Outstanding,
   beginning of year        874,735     $30      2,374,836     $30     2,630,379     $30
Cancelled                  (200,310)    $30     (1,500,101)    $29     (255,543)     $30
                           --------     ---      ---------     ---     ---------     ---
Outstanding,
   end of year              674,425     $30        874,735     $30     2,374,836     $30
                           --------     ---      ---------     ---     ---------     ---
Exercisable, end of year    587,636                662,098             1,449,251
                           --------              ---------             ---------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Deferred Restricted Stock Units and Shares and Performance-Based
                                                      Stock Awards
                           ------------------------------------------------------------------
                                   2005                   2004                   2003
                           --------------------   --------------------   --------------------
                            DEFERRED               Deferred               Deferred
                           SHARES AND   AVERAGE   Shares and   Average   Shares and   Average
                              UNITS      PRICE       Units      Price       Units      Price
                           ----------   -------   ----------   -------   ----------   -------
Outstanding,
   beginning of year         196,040      $22       373,663      $23       427,739      $30
Granted                           --       --            --       --       119,273      $ 8
Cancelled                    (36,643)     $26      (109,620)     $24      (119,583)     $30
Shares issued                (43,752)     $23       (68,003)     $24       (53,766)     $29
                            --------      ---      --------      ---      --------      ---
Outstanding, end of year     115,645      $20       196,040      $22       373,663      $23
                            ========      ===      ========      ===      ========      ===

Summarized information about stock options outstanding as of December 31, 2005 is as follows:

                                Options Outstanding              Options Exercisable
                       -------------------------------------   ----------------------
                                       Weighted
                                        Average     Weighted                 Weighted
                                       Remaining     Average                  Average
                          Number      Contractual   Exercise      Number     Exercise
Exercise Price Range   Outstanding   Term (Years)     Price    Exercisable     Price
--------------------   -----------   ------------   --------   -----------   --------
$20 - 29                 434,420          4.1          $24       379,937        $24
$30 - 39                  94,005          3.3          $33        89,179        $33
$40 - 47                 146,000          4.9          $46       118,520        $46
                         -------          ---          ---       -------        ---
Total                    674,425          4.1          $30       587,636        $30
                         =======          ===          ===       =======        ===

DIRECTOR STOCK PLAN

The 1996 Director Plan was intended to assist us in attracting and retaining highly qualified persons to serve as non-employee directors. Any person who became an eligible director received an initial option to purchase 2,000 shares of common stock. All options were awarded with an exercise price equal to the fair market value of the common stock on the date of grant. Generally, options were exercisable in installments of 20% beginning one year from date of grant and expire ten years after the grant date, provided the non-employee director was still a member of the board.

Commencing in 2003, the 1996 Director Plan also provided for automatic grants of 4,000 stock units ("Stock Units") to each non-employee director on the date of the annual meeting of our shareholders. Prior to fiscal 2003, the 1996 Director Plan provided for automatic amounts of 2,000 stock units. Each Stock Unit represented the right to receive one share of our common stock at the end of a specified period and vests six months and a day after the grant date. Fifty percent of such Stock Units were payable upon vesting, provided the non-employee director had not ceased to serve as a director for any reason other than death, disability or retirement. The remaining fifty percent of such Stock Units were payable upon the latter of ceasing to be a director or attaining age 65, provided that settlement of such Stock Units were accelerated in the event of death, disability or a change in control.

The following tables provide information relating to the status of, and changes in, options and Stock Units granted under the 1996 Director Plan:

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Director Plan Stock Options
                                    ---------------------------------------------------------
                                           2005                2004                2003
                                    -----------------   -----------------   -----------------
                                              AVERAGE             Average             Average
                                     STOCK     OPTION    Stock    Option     Stock     Option
                                    OPTIONS    PRICE    Options    Price    Options    Price
                                    -------   -------   -------   -------   -------   -------
Outstanding, at beginning of year    16,000     $26      16,000     $26      16,000     $26
Granted                                  --      --          --      --          --      --
Shares Issued                            --      --          --      --          --      --
                                     ------     ---      ------     ---      ------     ---
Outstanding, at end of year          16,000     $26      16,000     $26      16,000     $26
                                     ======     ===      ======     ===      ======     ===
Options exercisable, at end of
   year                              16,000              16,000              15,200

                                                     Director Plan Stock Units
                                    ----------------------------------------------------------
                                           2005                 2004                2003
                                    ------------------   ------------------   ----------------
                                               AVERAGE              Average            Average
                                      STOCK      UNIT      Stock      Unit     Stock     Unit
                                    UNITS(1)    PRICE    Units(1)    Price     Units    Price
                                    --------   -------   --------   -------   ------   -------
Outstanding, at beginning of year    66,000      $ 32     66,000      $ 32    66,000     $ 32
Granted                                  --       N/A         --       N/A        --      N/A
Shares Issued                       (14,000)     $ 32         --       N/A        --      N/A
                                    -------      ----     ------      ----    ------     ----
Outstanding, at end of year          52,000      $ 33     66,000      $ 32    66,000     $ 32
                                    =======      ====     ======      ====    ======     ====

(1) Since there was no annual meeting in fiscal 2005, 2004 or 2003 no Stock Units were granted.

2006 NON-EMPLOYEE DIRECTOR STOCK PLAN

On our emergence from bankruptcy on February 7, 2006, the 2006 Non-Employee Director Stock Plan (the "2006 Director Stock Plan") became effective. On such date the 1996 Directors Stock Plan was frozen so that no further grants may be made under such plan. The 2006 Director Stock Plan allows for the grant of common stock of the Company (the "Common Stock"). The total number of shares of Common Stock reserved and available for delivery under the 2006 Director Stock Plan is 458,044 shares; provided, however, that the number of shares of Common Stock available is subject to adjustment for recapitalization, merger, and other similar events.

The 2006 Director Stock Plan provides for an automatic initial grant of 10,000 shares of restricted Common Stock to each eligible director. Beginning with the 2007 annual meeting of the Company, the Company shall make additional grants to each eligible director of 10,000 shares of restricted Common Stock, or such other amount determined by the Board of Directors of the Company (the "Board"), subject to the provisions of the 2006 Director Stock Plan.

Unless the Board shall determine otherwise at the time of grant, each award of restricted Common Stock shall vest with respect to 50% of the shares on the first anniversary of the date of grant, an additional 25% of the shares on the second anniversary of the date of grant, and with respect to the remaining 25% of the shares on the third anniversary of the date of grant. In the event of a participant's retirement, all unvested shares of restricted Common Stock shall become vested as of the effective date of such retirement. In the event of a change in control (as specified in the 2006 Director Stock

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan), all unvested shares of restricted Common Stock shall become vested as of the effective date of such change in control.

Each eligible director who so elects at least one business day prior to the last day of the first fiscal quarter of the Company for the applicable year, in the form established by the Board, to receive his or her cash director fees for such year in shares of Common Stock, shall receive a number of shares of Common Stock with a fair market value equal to the amount of such cash director fees. Such shares will be granted to the eligible director on the date the first cash payment for such year would have been made. For 2006, such election must be made on or prior to the first business day after the Effective Date. All Common Stock granted under this provision shall be fully vested. For this purpose, "fair market value" for an applicable date shall mean (i) if the Common Stock is traded on the over-the-counter bulletin board and is not traded on a national stock exchange or NASDAQ, the average of the high and low price for Common Stock on the date the Common Stock is granted and (ii) if the Common Stock is traded on a national stock exchange or NASDAQ, the closing price of the Common Stock on such national stock exchange or NASDAQ on the date the Common Stock is granted.

A participant's termination of service as a director of the Company for any reason other than retirement shall result in the immediate forfeiture of all shares of restricted Common Stock that have not yet vested as of the date of such termination of service. To effect such forfeiture, the participant shall transfer such shares of Common Stock to the Company promptly following such termination of service in accordance with procedures established by the Board from time to time and the Company shall reimburse such participant for the shares of Common Stock in an amount equal to the lesser of (i) the fair market value of the shares of Common Stock transferred on the date service terminated, and (ii) the cash price, if any, paid by the participant for such shares of Common Stock. In addition, the participant shall forfeit all dividends paid on the shares of restricted Common Stock, which forfeiture shall be effected by termination of any escrow arrangement under which such dividends are held, or, if paid directly to the participant by the participant's repayment of dividends received directly, or by such other method established by the Board from time to time.

In addition to the grants eligible directors receive under the 2006 Director Stock Plan, each non-employee director of the Company shall receive $50,000 annually, which shall be paid quarterly in cash in equal installments, unless any such director elects to receive Common Stock in lieu of cash as described above. The Chairman of the Board shall receive an additional $40,000 annually, which shall be paid semi-annually in cash in equal installments, and the Chairman of the Company's Audit Committee shall receive an additional $10,000 annually, which shall be paid semi-annually in cash in equal installments. These additional cash retainers may also be received in common stock in lieu of cash as described above.

ASSOCIATE STOCK PURCHASE PLAN

An Associate Stock Purchase Plan ("ASPP") provides substantially all employees who have completed service requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation to a maximum of $25,000 (in fair market value of common stock purchased) annually. Quarterly, participant account balances are used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan, with 949,768 available as of December 31, 2005. There were 0, 0 and 180,276 shares purchased under this plan in fiscal years 2005, 2004 and 2003, respectively.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2003, the New York Stock Exchange ("NYSE") suspended trading in our common stock and, at a later date, our common stock was delisted. As a result of the NYSE action, we suspended purchases of our common stock through the ASPP effective December 29, 2003.

22.  401(K) PROFIT SHARING PLAN

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

Contributions to the plan by us for both profit sharing and matching of employee contributions were approximately $2.5 million, $1.9 million and $2.8 million for fiscal years 2005, 2004 and 2003, respectively.

23.  POSTRETIREMENT BENEFITS

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

The following table represents our change in benefit obligations (in millions):

                                           2005    2004
                                          -----   -----
Benefit obligation at beginning of year   $18.1   $21.5
Service cost                                0.1     0.2
Interest cost                               0.8     1.0
Amendments                                 (0.4)   (1.9)
Actuarial (gain) loss                      (3.2)   (1.6)
Benefits paid                              (1.5)   (1.4)
Participant contributions                   0.3     0.3
                                          -----   -----
Benefit obligation at end of year          14.2    18.1
Unrecognized net actuarial gain             4.8     2.0
Unrecognized prior service cost             6.9     7.8

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          -----   -----
Accrued benefit cost (unfunded)           $25.9   $27.9
                                          -----   -----

                                     2005   2004
                                     ----   ----
Weighted-average assumptions as of
   December 31
Discount rate                        5.5%   5.5%

Effective January 1, 2004, deductibles, office visits, co-payments and out-of-pocket maximums were revised. In addition, prescription drugs were replaced with co-insurance levels subject to a minimum co-payment amount.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2005. The rate was assumed to decrease gradually to 5% for fiscal year 2013 and remain at that level thereafter. The components of our net periodic benefit cost were as follows (in millions):

                                     2005    2004   2003
                                     ----   -----   -----
Service cost                          0.1   $ 0.2   $ 0.3
Interest cost                         0.8     1.0     1.3
Amortization of prior service cost   (1.3)   (1.4)   (1.3)
Recognized net actuarial gain        (0.4)   (0.2)    --
                                     ----   -----   -----
Net periodic benefit cost            (0.8)  $(0.4)  $ 0.3
                                     ----   -----   -----

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                1-PERCENTAGE     1- PERCENTAGE
                                               POINT INCREASE   POINT DECREASE
                                               --------------   --------------
Effect on total of service and interest cost
   components                                        0.1             (0.1)
Effect on postretirement benefit obligation          1.8             (1.5)

Our estimate of our future postretirement health benefit payments, net of participant contributions and estimated medical drug subsidies of approximately $2.8 million for 2006 through 2015, is as follows (in millions):

2006          0.9
2007          0.9
2008          1.0
2009          1.0
2010          1.0
2011-2015     5.2
            -----
            $10.0
            =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

     - All participants will be terminated on December 31, 2008 and a lump sum benefit will be paid as if a change in control had occurred the day prior to the date of termination. Such amount is estimated to be $9.0 million.

     - The maximum annual benefit available under the plan is 50% of compensation, as defined.

     - The benefits will be paid based on the actuarial equivalent lump sum of annual installments for the life of the executive.

     - The assumed discount rate was 5.5% and 6.25% in fiscal 2005 and 2004, respectively.

     - The assumed salary rate of increase was 3.0% and 5.0% in fiscal 2005 and 2004, respectively.

     - For purposes of determining eligible compensation, bonus targets will be frozen at the 2004 level.

Expense (income) related to the SERP was $0.7 million, $1.0 million and $(5.3) million in fiscal years 2005, 2004 and 2003, respectively. The SERP liability was approximately $5.2 million and $4.5 million as of December 31, 2005 and January 1, 2005, respectively, and is included in other long-term liabilities.

Effective September 12, 2003, J.M. Robinson was terminated as Chairman, President and Chief Executive Officer of the Company as a result of the investigation of the restatement. Mr. Robinson is no longer eligible for benefits under the SERP. Accordingly, during fiscal 2003 we reduced our SERP liability by $7.2 million in connection with his termination (see Note 26 "Commitments and Contingencies").

25.  COMMITMENTS AND CONTINGENCIES

Proceedings Involving Kmart

On August 25, 2005, the Bankruptcy Court approved a settlement (the "Kmart Settlement") between the Company and Kmart, which provided for, among other things, the consensual assumption of the Master Agreement, as amended. In connection with the Kmart Settlement, all outstanding litigation between Kmart and us has been settled. See Note 5 "Meldisco's Relationship with Kmart."

If we fail to develop viable business alternatives to offset the termination of our Amended Kmart Agreement, we will almost certainly be forced to liquidate our business in December, 2008. In addition, should we fail to meet the minimum sales tests, staffing requirements or as otherwise provided in the Amended Master Agreement, termination of our business could occur prior to December 31, 2008.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement Related Litigation

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the Staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the Staff of the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a formal order in that enforcement proceeding, authorizing an investigation and empowering certain members of the SEC Staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents. We cannot predict the outcome of this proceeding.

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

As we announced on February 10, 2006, the Company received a Wells notice from the SEC Staff in connection with the enforcement investigation. Under SEC procedures, a Wells notice indicates that the Staff has made a preliminary decision to recommend that the SEC authorize the Staff to bring a civil or administrative action against the recipient of the notice. The Wells notice that Footstar received states that the SEC Staff, as a result of its investigation, is considering recommending that the SEC bring a civil injunctive action against the Company for alleged violations of provisions of the Securities Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls, the establishment of disclosure controls and procedures and the periodic filing requirements of Sections 10(b), 13(a) and 13(b)(2) of the Exchange Act and in SEC Rules 10b-5, 12b-20, 13a-1 and 13a-13. A recipient of a Wells notice can respond to the SEC Staff before the Staff makes a formal recommendation regarding whether the SEC should bring any action. Footstar has been, and intends to continue, cooperating fully with the SEC Staff in connection with this matter and is in discussions with the Staff regarding the possible resolution of this matter.

Other Litigation Matters

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NAFTA Traders, Inc. ("NAFTA"), a salvage company who previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. We have objected to this proof of claim on the basis that we do not owe any amounts to NAFTA and we are currently involved in an adversary proceeding in the bankruptcy court regarding resolution of this proof of claim. While it is too early to predict the outcome of this adversary proceeding, we intend to continue to object and vigorously defend the proof of claim submitted by NAFTA.

Mr. Robinson's employment as our Chairman, President and Chief Executive Officer was terminated on September 12, 2003. Mr. Robinson had an employment agreement with us and initiated arbitration proceedings against us for benefits under such agreement. In July 2004, the parties agreed to settle such matter for $5.1 million. This amount was accrued in fiscal 2003, and was offset by the reversal of his $7.2 million SERP liability. See Note 24 "Supplemental Executive Retirement Plan." In January 2006, the final installment which was due to Mr. Robinson under the settlement was paid.

A former employee of the company filed a proof of claim in our bankruptcy proceeding alleging he is owed $2,000,000 based on services rendered and agreements entered into during his employment. We have objected to and intend to vigorously defend this proof of claim.

We are involved in other various claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

FMI Agreement

During our bankruptcy, we sold certain assets, including, among other things, our distribution center in Mira Loma, California ("Mira Loma"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, FMI is the Company's exclusive provider of receiving, warehousing and physical distribution services for (a) imported product where the Company or its subsidiaries are the importer of record or (b) landed or domestic shipments controlled within the Company's supply chain. In 2006, we are obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, there are no specified minimum payments due under the FMI Agreement. The Company's obligation with respect to each calendar year commencing with 2007 through the end of the term of the FMI Agreement is to provide FMI with an estimated total unit volume, if any, prior to the start of such year. Such estimated unit volume, if any, will be the basis for any minimum quantity commitment for such year. If actual unit volume in any year is less than the estimated unit volume provided by the Company for such year, a payment will be due by the Company to FMI to make up for any such shortfall within 30 days after the end of each calendar quarter.

26.  SHAREHOLDER RIGHTS PLAN

On March 9, 1999, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. Under this plan, Preferred Stock Purchase "Rights" will be distributed as a dividend to shareholders at the rate of one Right for each share of common stock outstanding. Initially, the Rights

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are not exercisable. Upon a "trigger event," each Right entitles its holder (other than the holder who caused the trigger event) to purchase at an "Exercise Price" of $100 the equivalent of that number of shares of common stock of the Company worth twice the Exercise Price.

The Rights will be exercisable only if a person or group that is not currently a 15 percent shareholder acquires beneficial ownership of 15 percent or more of the Company's common stock. The Rights will not be triggered by a "Qualifying Offer" that provides that all shareholders will receive the same "fair" consideration and is for all outstanding shares not owned by the offerer, among other things. In addition, stock repurchases by the Company do not constitute a trigger event under any circumstances. Shareholders who owned more than 15 percent of the stock at the time the plan was implemented or increase their ownership percentage as a result of the Company's share repurchases are "grandfathered" under this plan as long as they do not purchase additional shares.

The Company will be entitled, but not required, to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger or expiration of the Rights.

27.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes and interest from continuing operations for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 were as follows (in millions):

                    2005    2004    2003
                    ----   -----   -----
Income taxes        $0.4   $ 1.2   $ 4.9
Interest received   $5.3   $  --   $  --
Interest paid       $3.3   $10.2   $16.1

28.  VENDOR CONCENTRATION

In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in our business. In fiscal 2005, approximately 99% of Meldisco's products were manufactured in China.

29.  SUMMARY OF QUARTERLY RESULTS - UNAUDITED

(in millions, except per share data)            1ST QTR   2ND QTR   3RD QTR   4TH QTR
                                                -------   -------   -------   -------
NET SALES
2005                                            $154.8    $192.6    $161.7     $206.3
2004                                            $176.9    $216.5    $186.0     $220.8
                                                ------    ------    ------     ------
GROSS PROFIT
2005                                            $ 44.3    $ 62.6    $ 47.8     $ 70.3
2004                                            $ 55.4    $ 72.5    $ 49.0     $ 87.5
                                                ------    ------    ------     ------
(LOSS) INCOME FROM CONTINUING OPERATIONS
2005(4)                                         $ (1.4)   $  0.9    $ (6.8)    $ 18.1
2004(2)(3)                                      $(11.9)   $ (7.7)   $ (8.4)    $  3.3
                                                ------    ------    ------     ------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS(1)

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005(4)                                         $   --    $   --    $ (0.5)    $ 14.1
2004                                            $(46.9)   $  3.6    $ (7.3)    $  5.3
                                                ------    ------    ------     ------
NET (LOSS) INCOME
2005(4)                                         $ (1.4)   $  0.9    $ (7.3)    $ 32.2
2004                                            $(58.8)   $ (4.1)   $(15.8)    $  8.7
                                                ------    ------    ------     ------
(LOSS) EARNINGS PER SHARE((4))
2005 Basic and Diluted
   Continuing operations                        $(0.07)   $ 0.05    $(0.33)    $ 0.88
   Discontinued operations                          --        --     (0.02)      0.69
                                                ------    ------    ------     ------
   Net (loss) income                            $(0.07)   $ 0.05    $(0.35)    $ 1.57

2004 Basic and Diluted
   Continuing operations                        $(0.57)    (0.38)   $(0.41)    $ 0.16
   Discontinued operations                       (2.29)     0.18     (0.36)      0.26
                                                ------    ------    ------     ------
   Net (loss) income                            $(2.86)   $(0.20)   $(0.77)    $ 0.42

(1) The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, and the exited Meldisco businesses have been accounted for as discontinued operations.

(2) During the fourth quarter of 2004, we recorded a $6.(3) million charge in connection with the Kmart Settlement

(3) During the fourth quarter of 2004, we recorded $9.2 million as other income in connection with the settlement of our derivative action lawsuits.

(4) During the fourth quarter of 2005, we recorded an adjustment to our prepetition liabilities, which resulted in $(1.5) million in income from continuing operations and $17.2 million in income from discontinued operations. (See Note 13 "Liabilities Subject to Compromise").

(5) Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price.

30.  SUBSEQUENT EVENTS

On January 25, 2006, the Bankruptcy Court approved the Company's Plan of Reorganization and on February 7, 2006, we successfully emerged from bankruptcy (See Note 1 "Business Risks - Bankruptcy Filing"). Effective on the date of emergence, the Company installed new members of the Board of Directors. In addition, the Company's Chief Executive Officer and Chief Administrative Officer were no longer employed by the Company and Jeffrey Shepard became the Company's new Chief Executive Officer. Also, employment agreements with certain executives became effective and obligated the Company for the following (assuming continued employment up until the end of December, 2008):

            2006   2007   2008
            ----   ----   ----
Salary      $4.8   $4.8   $4.8
Retention   $1.5   $1.5   $1.5
Severance   $ --   $ --   $4.1

In addition, as discussed in Note 24 "Supplemental Executive Retirement Plan", participants in the SERP will be paid approximately $9.0 million upon termination.

The exhibits to this report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOOTSTAR, INC.


                                        By /s/ JEFFREY A. SHEPARD
                                           -------------------------------------
                                           JEFFREY A. SHEPARD
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature                               Title                                        Date
---------                               -----                                        ----


/s/ JONATHAN COUCHMAN                   Chairman of the Board                   March __, 2006
-------------------------------------
Jonathan Couchman


/s/ JEFFREY A. SHEPARD                  Chief Executive Officer and President   March __, 2006
-------------------------------------
Jeffrey A. Shepard


/s/ RICHARD L. ROBBINS                  Senior Vice President Financial         March __, 2006
-------------------------------------   Reporting and Control
Richard L. Robbins                      (Principal Financial Officer and
                                        Principal Accounting Officer)


/s/ EUGENE I. DAVIS                     Director                                March __, 2006
-------------------------------------
Eugene I. Davis


/s/ ADAM W. FINERMAN                    Director                                March __, 2006
-------------------------------------
Adam W. Finerman


/s/ MICHAEL A. O'HARA                   Director                                March __, 2006
-------------------------------------
Michael O'Hara


/s/ ALAN I. WEINSTEIN                   Director                                March __, 2006
-------------------------------------
Alan I. Weinstein


/s/ ALAN KELLY                          Director                                March __, 2006
-------------------------------------

Alan Kelly


/s/ GERALD F. KELLY, JR.                Director                                 March __,2006
-------------------------------------
Gerald F. Kelly, Jr.


/s/ GEORGE A. SYWASSINK                 Director                                March __, 2006
-------------------------------------
George A. Sywassink

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
          Valuation and Qualifying Accounts for the Fiscal Years ended
             December 31, 2005, January 1, 2005 and January 3, 2004
                                  (in millions)

                                                                     Schedule II

                                                          Additions
                                          Balance at     Charged to
                                           Beginning      Costs and                          Balance at
Description                             of Fiscal Year    Expenses    Deductions(1)(2)   End of Fiscal Year
-----------                             --------------   ----------   ----------------   ------------------
Fiscal Year Ended December 31, 2005
   Allowance for Doubtful Accounts           $0.4           $1.0           $ (0.4)              $1.0
   Aged Inventory Reserve                    $0.1           $0.3           $ (0.3)              $0.1
   Allowance for Sales Returns               $1.2           $0.5           $ (0.9)              $0.8

Fiscal Year Ended January 1, 2005
   Allowance for Doubtful Accounts           $0.3           $0.1           $   --               $0.4
   Aged Inventory Reserve                    $1.0           $ --           $ (0.9)              $0.1
   Allowance for Sales Returns               $1.8           $ --           $ (0.6)              $1.2

Fiscal Year Ended January 3, 2004
   Allowance for Doubtful Accounts           $2.3           $0.2            ($2.2)              $0.3
   Aged Inventory Reserve                    $0.5           $0.5               --               $1.0
   Allowance for Sales Returns               $0.4           $1.4               --               $1.8

              This Schedule II reflects continuing operations only.

(1) Deductions of allowance for doubtful accounts include write-offs, net of recoveries.

(2) We determine the aged inventory reserve and allowance for sales returns as of the end of each reporting period. Accordingly, the above schedule reflects net additions (deductions) for each period, as applicable.

EXHIBIT INDEX

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
3.1       Second Amended and Restated Certificate of Incorporation of Footstar,
          Inc. and Certificate of Amendment of Second Amended and Restated
          Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibit 3.1, and Exhibit 3.2 to Footstar, Inc.'s Current
          Report on Form 8-K filed on February 7, 2006).

3.2 Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.3 to Footstar's Current Report on Form 8-K filed on February 7, 2006).

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

10.2 1996 Incentive Compensation Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.3 to Footstar, Inc.'s Form 10/A Information
          Statement filed on September 13, 1996).*

10.2(a)   Form of Restricted Stock Agreement with Executive Officers

10.3(a) Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Current Report on Form
          8-K filed on February 7, 2006).*

10.3(b)   Form of Restricted Stock Agreement with Non-Employee Directors

10.3(b) 1996 Non-Employee Director Stock Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.4 to Footstar, Inc.'s Form 10/A Information
          Statement filed on September 13, 1996).*

10.4      Motion of the Registrant to Assume the Employment Contract with Dale
          W. Hilpert and Establish a Retention Plan for Key Employees with
          Related Orders Dated May 6, 2004 and May 27, 2004 (incorporated by reference to Exhibit 10.5 of Footstar, Inc.'s 2002 Annual Report on
          Form 10-K filed on September 3, 2004).*

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
10.5(a)   Employment Agreement with Jeffrey Shepard dated as of October 28, 2005
          (incorporated by reference to Exhibit 10.1 of Footstar Inc.'s Current
          Report on Form 8-K filed on November 3, 2005).*

10.5(b)   Employment Agreement with William Lenich dated as of December 16, 2005
          (incorporated by reference to Exhibit 10.1 of Footstar, Inc.'s Current
          Report on Form 8-K filed on December 22, 2005).*

10.5(c)   Employment Agreement with Dennis M. Lee dated as of December 16, 2005
          (incorporated by reference to Exhibit 10.2 of Footstar, Inc.'s Current
          Report on Form 8-K filed on December 22, 2005).*

10.5(d)   Employment Agreement with Michael J. Lynch dated as of December 16,
          2005 (incorporated by reference to Exhibit 10.3 of Footstar, Inc.'s
          Current Report on Form 8-K filed on December 22, 2005).*

10.5(e)   Employment Agreement with Randall Proffitt dated as of December 16,
          2005 (incorporated by reference to Exhibit 10.4 of Footstar, Inc.'s
          Current Report on Form 8-K filed on December 22, 2005).*

10.5(f)   Employment Agreement with Maureen Richards dated as of December 16,
          2005 (incorporated by reference to Exhibit 10.5 of Footstar, Inc.'s
          Current Report on Form 8-K filed on December 22, 2005).*

10.5(g)   Employment Agreement with Stuart E. Werner dated as of December 16,
          2005 (incorporated by reference to Exhibit 10.6 of Footstar, Inc.'s
          Current Report on Form 8-K filed on December 22, 2005).*

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

10.5(j) Agreement and General Release with Mark G. Morrison (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Current Report on Form
          8-K filed on February 22, 2005).*

10.5(k) Agreement and General Release with Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to Footstar's Current Report on Form 8-K filed on February 22, 2006).

10.5(l) Amended and Restated Employment Agreement for Dale W. Hilpert as amended by Court order dated May 27, 2004 (incorporated by reference to Exhibit 10.5(a) of Footstar, Inc.'s 2003 Annual Report on Form 10-K filed on April 8, 2005).*

10.5(m) Employment Agreement with Neele E. Stearns, Jr. (incorporated by reference to Exhibit 99.2 to Footstar, Inc.'s 8-K filed on February
          18, 2004). *

10.5(n) Employment Agreement with Stephen R. Wilson (incorporated by reference to Exhibit 10.5(d) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).*

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
10.5(o)   Settlement Agreement with J.M. Robinson (incorporated by reference to
          Exhibit 99.2 to Footstar, Inc.'s Form 8-K filed on July 7, 2004).*

10.5(p)   Confidentiality and Non-Competition Agreement with Richard Robbins
          (incorporated by reference to Exhibit 10.5(j) of Footstar, Inc.'s 2003
          Annual Report on Form 10-K filed on April 8, 2005).*

10.5(q) Amendment to Employment Agreement with Dale W. Hilpert (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on January 28, 2005).*

10.6      Footstar Deferred Compensation Plan (incorporated by reference to
          Exhibit 10.8 to Footstar, Inc.'s 1996 Annual Report on Form 10-K filed on March 28, 1997).*

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

10.8(a) 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Footstar, Inc.'s 1999 Annual Report on Form 10-K filed on March 31,
          2000). *

10.8(b) Performance Criteria under 2006 Annual Incentive Plan (incorporated by reference to Footstar, Inc.'s Current Report on From 8-K filed on
          March 8, 2006).*

10.9(a)   Debtor-In-Possession Credit Agreement dated as of March 4, 2004 among
          Footstar, Inc., as Lead Borrower for Footstar, Inc. and Footstar
          Corporation; the Lenders party thereto, Fleet National Bank, as
          Administrative Agent and Swingline Lender; Fleet Retail Group, Inc. as collateral Agent; General Electric Capital Corporation and Congress
          Financial Corporation , as Syndication Agents; Back Bay Capital
          Funding LLC, as Term Agent; and JP Morgan Chase Bank and Wells Fargo
          Foothill, LLC, as Documentation Agents (incorporated by reference to
          Exhibit 10.13(a) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).

10.9(b)   Amended and Restated Debtor-In-Possession Credit Agreement dated as of
          May 11, 2004 among Footstar, Inc., as Lead Borrower for Footstar, Inc.
          and Footstar Corporation; the Lenders party thereto; Fleet National
          Bank, as Administrative Agent and Swingline Lender; Fleet Retail Group
          , Inc., as Collateral Agent; General Electric Capital Corporation as
          Syndication Agent; and Wells Fargo Foothill, LLC as Documentation
          Agent (incorporated by reference to Exhibit 10.13(b) of Footstar,
          Inc.'s 2002 Annual Report on Form 10-K filed on September 3, 2004).

10.9(c) Amended and Restated Debtor-In-Possession and Exit Credit Agreement dated as of June 25, 2004 among Footstar, Inc., as Lead Borrower for
          Footstar, Inc. and Footstar Corporation; the Lenders party thereto;
          Fleet National Bank, as Administrative Agent and Swingline Lender;
          Fleet Retail Group, Inc., as Collateral Agent; General Electric
          Capital Corporation, as Syndication Agent; and Wells Fargo Foothill,
          LLC, as Documentation Agent (incorporated by reference to Exhibit
          10.13(c) of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on
          September 3, 2004).

10.9(d)   Waiver, dated as of January 24, 2005, to Amended and Restated
          Debtor-in-Possession and Exit Credit Agreement (incorporated by reference to Exhibit 10.13(d) of Footstar, Inc.'s 2003 Annual Report on Form 10-K filed on April 8, 2005).

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
10.9(e)   First Amendment to Amended and Restated Debtor-in-Possession and Exit
          Credit Agreement dated as of May 31, 2005 among Footstar, Inc., as
          Lead Borrower for Footstar, Inc. and Footstar Corporation; the Lenders
          party thereto; Fleet National Bank, as Administrative Agent and
          Swingline Lender; Fleet Retail Group, as Collateral Agent; and General
          Electric Capital Corporation, as Syndication Agent (incorporated by reference to Exhibit 10.1 of Footstar, Inc.'s Current Report on Form
          8-K filed on June 3, 2005).

10.9(f)   Second Amendment to Amended and Restated Debtor-in-Possession and Exit
          Credit Agreement dated as of November 18, 2005 among Footstar, Inc., as Lead Borrower for Footstar, Inc. and Footstar Corporation; the
          Lenders party thereto; Fleet National Bank, as Administrative Agent and Swingline Lender; Fleet Retail Group, as Collateral Agent; and
          General Electric Capital Corporation, as Syndication Agent
          (incorporated by reference to Exhibit 10.1 of Footstar, Inc.'s Current
          Report on Form 8-K filed on November 23, 2005.

10.10 Amended and Restated Exit Credit Agreement dated as of February 2006 among Footstar, Inc., as Lead Borrower for Footstar, Inc., and
          Footstar Corporation, the Lenders party thereto, Bank of America,
          N.A., as Administrative Agent, Swingline Lender and Collateral Agent and General Electric Capital Corporation as Syndication Agents
          (incorporated by reference to Exhibit 10.1 of Footstar, Inc.'s Current
          Report on Form 8-K filed on February 13, 2006).

10.11 Receiving, Warehousing and Physical Distribution Services Agreement dated as of July 8, 2004 by and between Footstar Corporation and FMI
          International, LLC, as amended (incorporated by reference to Exhibits
          99.2 and 99.3 to Footstar, Inc.'s Current Report on Form 8-K filed on
          August 5, 2004).

10.12     Asset Purchase Agreement dated as of April 13, 2004 by and among
          Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail Operations LLC; Foot
          Locker Stores, Inc.; Foot Locker Retail, Inc. and Foot Locker, Inc. as amended by First Amendment to Asset Purchase Agreement dated as of April 28, 2004 and Second Amendment to Asset Purchase Agreement dated as of May 7, 2004 (incorporated by reference to Exhibit 10.15 of Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3,
          2004).

10.13 First Amendment to Asset Purchase Agreement dated as of April 28, 2004 by and among Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail
          Operations LLC; Foot Locker Stores, Inc.; Foot Locker Retail, Inc. and
          Foot Locker, Inc. (incorporated by reference to Exhibit 10.16 of
          Footstar, Inc.'s 2002 Annual Report on Form 10-K filed on September 3,
          2004).

10.14 Second Amendment to Asset Purchase Agreement dated May 7, 2004 by and among Footstar, Inc. and its subsidiaries set forth on the signature pages thereto; FL Specialty Operations LLC; FL Retail Operations LLC;
          Foot Locker Stores, Inc.; Foot Locker Retail, Inc. and Foot Locker,
          Inc. (incorporated by reference to Exhibit 10.17 of Footstar, Inc.'s
          2002 Annual Report on Form 10-K filed on September 3, 2004).

21.1      Description of subsidiaries of Footstar, Inc.

23.1      Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
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

99.1      First Amended Join Plan of Reorganization under Chapter 11 of the
          Bankruptcy Code as filed with the Bankruptcy Court for the Southern
          District of New York (Case No. 04-22350 (ASH)) on November 30, 2005 and related Disclosure Statement (incorporated by reference to Exhibits 2.1 and 2.2 to Footstar, Inc.'s Current Report on Form 8-K filed on December 2, 2005 and to Exhibit 2.1 to Footstar, Inc.'s
          Current Report on Form 8-K filed on February 2, 2006).

*    Management contract or compensatory plan.