Form 10-K/A
period 2005-12-31
FOOTSTAR INC
filed 2006-03-16
CIK 1011308

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

EXPLANATORY NOTE

This is Amendment No. 1 to the Annual Report on Form 10-K of Footstar, Inc. as originally filed on March 15, 2006.

This Form 10-K/A is being filed because the Form 10-K filed March 15, 2006 for this same period inadvertently omitted the dates from the signature block. Such dates are included as part of this filing.

]
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

Consolidated Statements of Cash Flows for the Fiscal Years Ended December
31, 2005, January 1, 2005, and January 3, 2004                               F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
ended December 31, 2005, January 1, 2005, and January 3, 2004                 62

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

Consolidated Statements of Cash Flows for the Fiscal Years ended
   December 31, 2005, January 1, 2005 and January 3, 2004                    F-6

Notes to Consolidated Financial Statements                                   F-7

                                                                            Page
                                                                            ----
(A)(2)  SCHEDULE

The following schedule is included in Part IV of this report:

   Schedule II - Valuation and Qualifying Accounts for the
      Fiscal Years ended December 31, 2005, January 1, 2005 and
      January 3, 2004                                                         62

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

Signature                               Title                                        Date
---------                               -----                                        ----


/s/ JONATHAN COUCHMAN                   Chairman of the Board                   March 10, 2006
-------------------------------------
Jonathan Couchman


/s/ JEFFREY A. SHEPARD                  Chief Executive Officer and President   March 15, 2006
-------------------------------------
Jeffrey A. Shepard


/s/ RICHARD L. ROBBINS                  Senior Vice President Financial         March 15, 2006
-------------------------------------   Reporting and Control
Richard L. Robbins                      (Principal Financial Officer and
                                        Principal Accounting Officer)


/s/ EUGENE I. DAVIS                     Director                                March 11, 2006
-------------------------------------
Eugene I. Davis


/s/ ADAM W. FINERMAN                    Director                                March 13, 2006
-------------------------------------
Adam W. Finerman


/s/ MICHAEL A. O'HARA                   Director                                March 14, 2006
-------------------------------------
Michael O'Hara


/s/ ALAN I. WEINSTEIN                   Director                                March 10, 2006
-------------------------------------
Alan I. Weinstein


/s/ ALAN KELLY                          Director                                March 11, 2006
-------------------------------------

Alan Kelly


/s/ GERALD F. KELLY, JR.                Director                                 March 15,2006
-------------------------------------
Gerald F. Kelly, Jr.


/s/ GEORGE A. SYWASSINK                 Director                                March 13, 2006
-------------------------------------
George A. Sywassink

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

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
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

21.1      Description of subsidiaries of Footstar, Inc.

23.1      Consent of Independent Registered Public Accounting Firm.

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
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