Form 10-Q
period 2006-04-01
FOOTSTAR INC
filed 2006-05-10
CIK 1011308

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

                  For the quarterly period ended April 1, 2006
                         Commission File Number 1-11681

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

Number of shares outstanding of common stock, par value $.01 per share, as of April 29, 2006: 20,922,614.

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court (the registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant's reorganization). Yes X No
                                                  ---    ---

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations - For the Three
         Months Ended April 1, 2006 and April 2, 2005 .....................    3

         Condensed Consolidated Balance Sheets - As of April 1, 2006 and
         December 31, 2005 ................................................    4

         Condensed Consolidated Statements of Cash Flows - For the Three
         Months Ended April 1, 2006 and April 2, 2005 .....................    5

         Notes to Condensed Consolidated Financial Statements .............    6

Item 1A. Risk Factors......................................................   17

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   26

Item 4.  Controls and Procedures ..........................................   26

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   27

Item 6.  Exhibits

SIGNATURES ................................................................   27

31.1     Certification of President and Chief Executive Officer of the
         Company, pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 .............................................................   28

31.2     Certification of Senior Vice President, Chief Financial Officer of
         the Company, Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 .............................................................   29

32.1     Certification of President and Chief Executive Officer, and Senior
         Vice President, Chief Financial Officer of the Company pursuant to
         18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 .......................................   30

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
                                   (Unaudited)
                 (amounts in millions, except per share amounts)

                                                                   Three Months
                                                                      Ended
                                                                -----------------
                                                                 APRIL     April
                                                                1, 2006   2, 2005
                                                                -------   -------
Net sales                                                        $133.9    $154.8
Cost of sales                                                      94.8     110.5
                                                                 ------    ------
GROSS PROFIT                                                       39.1      44.3
Store operating, selling, general and administrative expenses      39.4      47.6
Depreciation and amortization                                       2.3       1.8
Interest expense                                                    0.5       0.8
Interest income                                                    (0.7)       --
                                                                 ------    ------
LOSS BEFORE REORGANIZATION ITEMS                                   (2.4)     (5.9)
Reorganization items                                               (0.1)      3.7
                                                                 ------    ------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS               (2.3)     (9.6)
Income tax provision (benefit)                                      0.3      (8.2)
                                                                 ------    ------
LOSS FROM CONTINUING OPERATIONS                                    (2.6)     (1.4)
Loss from discontinued operations                                  (0.8)     (0.1)
Gain from disposal of discontinued operations                        --       0.1
                                                                 ------    ------
NET LOSS                                                         $ (3.4)   $ (1.4)
                                                                 ======    ======
LOSS PER SHARE:
Basic and diluted:
   Loss from continuing operations                               $(0.12)   $(0.07)
   Loss from discontinued operations                              (0.04)       --
                                                                 ------    ------
   Net loss                                                      $(0.16)   $(0.07)
                                                                 ======    ======
Average common shares outstanding:
Basic and diluted                                                  20.8      20.5
                                                                 ======    ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                  APRIL 1,    December
                                                                    2006      31, 2005
                                                                -----------   --------
                                                                (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $ 47.6      $196.1
   Accounts receivable, net                                          12.8         8.8
   Inventories                                                      109.4        89.2
   Prepaid expenses and other current assets                         19.7        21.5
   Assets of discontinued operations                                  0.1         0.1
                                                                   ------      ------
      Total current assets                                          189.6       315.7
                                                                   ------      ------
Property and equipment, net                                          27.8        28.9
Intangible assets, net                                                9.2        10.0
Deferred charges and other assets                                     1.9         2.1
                                                                   ------      ------
      Total assets                                                 $228.5      $356.7
                                                                   ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Accounts payable                                                $ 67.2      $ 60.0
   Accrued expenses                                                  30.2        45.9
   Income taxes payable                                               0.9         1.9
   Liabilities of discontinued operations                             2.5         7.4
Liabilities subject to compromise                                    10.9       125.5
                                                                   ------      ------
      Total current liabilities                                     111.7       240.7
Other long-term liabilities                                          38.9        35.0
Amount due under Kmart Settlement                                     5.3         5.5
                                                                   ------      ------
      Total liabilities                                            $155.9      $281.2
                                                                   ------      ------
Shareholders' Equity:
   Common stock $.0l par value: 100,000,000 shares authorized,
      31,632,372 and 31,084,647 shares issued                         0.3         0.3
   Additional paid-in capital                                       342.9       342.6
   Treasury stock: 10,711,569 shares at cost                       (310.6)     (310.6)
   Unearned compensation                                               --        (0.1)
   Retained earnings                                                 40.0        43.3
                                                                   ------      ------
      Total shareholders' equity                                     72.6        75.5
                                                                   ------      ------
      Total liabilities and shareholders' equity                   $228.5      $356.7
                                                                   ======      ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
                                   (Unaudited)
                              (amounts in millions)

                                                          Three Months Ended
                                                         -------------------
                                                         APRIL 1,   April 2,
                                                           2006        2005
                                                         --------   --------
Net cash (used in) provided by operating activities      $ (60.4)    $  2.6
                                                         -------     ------
Cash flows (used in) provided by investing activities:
   Additions to property and equipment                      (0.4)      (0.3)
   Proceeds from sale of furniture and equipment              --        0.3
                                                         -------     ------
Net cash used in investing activities                       (0.4)        --
                                                         -------     ------
Cash flows used in financing activities:
   Payments on mortgage note                                (0.2)        --
                                                         -------     ------
Net cash used in financing activities                       (0.2)        --
                                                         -------     ------
Cash flows from discontinued operations (REVISED):
   Net cash (used in) provided by operating
      activities of discontinued operations                (87.5)       6.7
                                                         -------     ------
Net (decrease) increase in cash and cash equivalents      (148.5)       9.3
Cash and cash equivalents, beginning of period             196.1      189.6
                                                         -------     ------
Cash and cash equivalents, end of period                 $  47.6     $198.9
                                                         -------     ------

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

THE COMPANY

Footstar, Inc., ("Footstar", the "Company", "we", "us", or "our") is a holding company that operates its businesses through its subsidiaries. We are principally a retailer conducting business through our Meldisco Division ("Meldisco"). Meldisco sells family footwear through licensed footwear departments and wholesale arrangements.

1.   EMERGENCE FROM BANKRUPTCY

Commencing March 2, 2004 ("Petition Date"), Footstar and most of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York in White Plains ("Court"). The Chapter 11 cases were jointly administered under the caption "In re: Footstar, Inc., et. al. Case No. 04-22350 (ASH)" (the "Chapter 11 Cases"). The Debtors operated their business and managed their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. As debtors-in-possession, we were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the approval of the Court.

On July 2, 2005, the Company and Kmart Corporation ("Kmart") entered into an agreement (the "Kmart Settlement") with respect to the assumption of the Master Agreement with Kmart, effective July 1, 1995, as amended (the "Master Agreement"), which was effective as of January 2, 2005, and allowed us to continue operating the footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement (the "Amended Master Agreement"). See Note 5 "Meldisco's Relationship with Kmart".

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court which was amended on October 28, 2005, and amended again on December 5, 2005, (the "Amended Plan"). On January 25, 2006, the Bankruptcy Court confirmed our Amended Plan. On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets is greater than its post petition liabilities and allowed claims.

2.   BASIS OF PRESENTATION

Our consolidated financial statements contained herein have been prepared in accordance with the provisions of SOP 90-7. Pursuant to SOP 90-7, our pre-petition liabilities that were subject to compromise are reported separately in the accompanying balance sheet as an estimate of the amount that will ultimately be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

Detailed footnote information is not included in this report. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in our fiscal 2005 Annual Report on Form 10-K/A for the period ended December 31, 2005 filed with the SEC.

The results of operations for the three months ended April 1, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ended December 30, 2006.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of April 1, 2006, there have been no material changes to any of the significant accounting policies, except for the accounting for stock compensation, described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Effective January 1, 2006, the company adopted FASB Statement No. 123 (R), "Share Based Payment," revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. See Note 9 "Stock-Based Compensation Plans."

4.   DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported our results of the discontinued operations as a separate component of operations. In addition, we applied the provisions of SFAS No. 144 to the stores closed by Kmart during the first quarter of 2006 and 2005 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

Net sales and operating loss from discontinued operations for the three months ended April 1, 2006 and April 2, 2005 were as follows (in millions):

                                               2006    2005
                                              -----   -----
Net sales                                     $  --   $  --
Operating loss from discontinued operations   $(0.2)  $(0.1)

5.   MELDISCO'S RELATIONSHIP WITH KMART

The business relationship between Meldisco and Kmart is extremely important to us. The Kmart licensed footwear departments account for substantially all of our sales and operating profit from continuing operations. The loss of Meldisco's Kmart operation, a significant reduction in customer

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

traffic in Kmart stores or the closing or conversation of a significant number of additional Kmart stores would have a material adverse effect on us.

We operated the footwear departments in 1,402 Kmart stores (the "Shoemart Corporations") as of April 1, 2006.

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

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations were extinguished effective January 2, 2005, and accordingly, Kmart does not share in the profits or losses of those entities for fiscal 2005 or subsequent years. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. The Amended Master Agreement provides that effective January 2, 2005, we pay Kmart 14.625% of the gross sales of the footwear departments, in lieu of almost all of the fees and dividends required under the Master Agreement. The Amended Master Agreement further provides that effective August 25, 2005, we pay Kmart a miscellaneous expense fee of $23,500 each year per open store. The Amended Master Agreement expires at the end of 2008 at which time Kmart is obligated to purchase our Shoemart inventory (but not our brands) at book value, as defined.

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments in any four consecutive fiscal quarters are less than $550.0 million, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Thirty-seven stores have been closed or converted from August 25, 2005 through April 1, 2006. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive fiscal quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below), if it terminates our licenses to operate a certain number of shoe departments in Kmart stores by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year before having to pay us the stipulated loss value, is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005, 61 stores were disposed of, closed or converted. In 2006, through April 1, 2006, 19 stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.

The Amended Master Agreement sets forth the parties' obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, and we must schedule the staffing in each store at a minimum of 40 hours per week. In addition, Kmart is required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.

Kmart has a capital claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all capital claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, capital claims for remaining stores will not be waived and will become immediately due and payable.

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Settlement. Such fees were $27.0 million and $29.1 million for the three months ended April 1, 2006 and April 2, 2005, respectively. As of April 1, 2006 and December 31, 2005, we had outstanding accounts receivable due from Kmart of $9.8 million and $5.2 million, respectively, which were subsequently collected in April 2006 and January 2006, respectively.

6.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations consisted of the following (in millions):

                                                APRIL    December
                                               1, 2006   31, 2005
                                               -------   --------
ASSETS
   Prepaid expenses and other current assets     $0.1      $0.1
                                                 ----      ----
                                                 $0.1      $0.1
                                                 ====      ====
LIABILITIES
   Accrued expenses                              $2.2      $7.4
   Other long-term liabilities                    0.3        --
                                                 ----      ----
                                                 $2.5      $7.4
                                                 ====      ====

7.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Pursuant to Court orders, we were authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which pre-petition creditors must file a proof of claim, which bar date has now passed for all such creditors. Differences between liability amounts recorded by us and claims filed by pre-petition creditors have been substantially reconciled and paid upon our emergence on February 7, 2006 (see Note 1 - Emergence from Bankruptcy). The Court will make a final determination of allowable claims on remaining disputed amounts.

Liabilities subject to compromise consisted of the following (in millions):

                         APRIL     DECEMBER
                        1, 2006    31, 2005
                        -------    --------
Accounts payable         $  --      $ 56.0
Accrued expenses          10.9        64.4
Long-term liabilities       --         5.1
                         -----      ------
   Total                 $10.9(a)   $125.5(a)
                         =====      ======

(a) Includes approximately $10.0 and $92.3 of liabilities subject to compromise from discontinued operations as of April 1, 2006 and December 31, 2005, respectively.

8.   REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy, were comprised of the following for the three months ended April 1, 2006 and April 2, 2005 (in millions):

                                            2006    2005
                                           -----   -----
Professional fees                          $ 1.3   $ 3.9
Trustee fees                                  --     1.0
Gain on disposition of bankruptcy claims    (0.7)     --
Interest income                             (0.7)   (1.2)
                                           -----   -----
   Total                                   $(0.1)  $ 3.7
                                           =====   =====

9.   STOCK-BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, we are required to recognize compensation expense for all awards granted after the adoption and for the unvested portion of previously granted options that remain outstanding as of the adoption date. We recorded compensation expense in the period ended April 1, 2006 of $0.4 million. Prior amounts have not been restated.

Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, did not recognize compensation expense for stock option

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

The following table details the effect on the Company's net income and basic and diluted net income per share had compensation expense for stock-based awards been recorded in the three months ended April 2, 2005 based on the fair-value method under SFAS 123.

                                                       Three Months
                                                          Ended
                                                      April 2, 2005
                                                      -------------
Net loss:
   Reported                                               $(1.4)
   Add: Non-cash employee compensation, as reported          --
   Deduct: Stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of taxes                  (0.4)
                                                          -----
   Pro forma, net loss                                    $(1.8)
                                                          =====
Basic and diluted net loss per share, as reported         $(0.07)
                                                          =====
Basic and diluted net loss per share, pro forma           $(0.09)
                                                          =====

There were no options granted in the three months ended April 1, 2006 and April 2, 2005.

As of April 1, 2006 there was $0.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 7 months.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                              RESTRICTED
                                STOCK,
                              RESTRICTED
                             STOCK UNITS
                                 AND          WEIGHTED
                             PERFORMANCE   AVERAGE GRANT
                             BASED STOCK     DATE FAIR
                                AWARDS         VALUE
                             -----------   -------------
Outstanding,
   January 1, 2006              115,645          $20
Granted                         328,953          $ 4
Cancelled                       (15,474)         $38
Shares issued                  (346,926)         $ 6
                               --------          ---
Outstanding, April 1, 2006       82,198          $12

As of April 1, 2006 there was $1.5 million of unrecognized compensation costs related to restricted stock, restricted stock units and performance-based stock awards. These costs are expected to be recognized over a weighted average period of 32 months.

2006 NON-EMPLOYEE DIRECTOR STOCK PLAN

On our emergence from bankruptcy on February 7, 2006, the 2006 Director Stock Plan became effective and the 1996 Director Stock Plan was frozen. The 2006 Director Stock Plan allows for the grant of up to 458,044 shares of common stock of the Company (the "Common Stock").

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

Unless the Board shall determine otherwise at the time of grant, each award of restricted Common Stock shall vest with respect to 50% of the shares on the first anniversary of the date of grant, an additional 25% of the shares on the second anniversary of the date of grant, and with respect to the remaining 25% of the shares on the third anniversary of the date of grant. In the event of a participant's retirement, all unvested shares of restricted Common Stock shall become vested as of the effective date of such retirement. In the event of a change in control (as specified in the 2006 Director Stock Plan), all unvested shares of restricted Common Stock shall become vested as of the effective date of such change in control.

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

                  FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

The following table provides information relating to the status of, and changes in, stock units granted under the 2006 Director Stock Plan:

                         2006 Director Stock Plan Units

                                      Weighted
                                    Average Grant
                     Stock Units   Date Fair Value
                     -----------   ---------------
Outstanding,
   January 1, 2006          --           --
Granted                 80,000          $ 5
Shares Issued          (80,000)         $ 5
                       -------          ---
Outstanding,
   April 1, 2006            --           --

As of April 1, 2006 there was $0.3 million of unrecognized compensation costs related to Director Stock units. These costs are expected to be recognized over a weighted average period of 18 months.

10. EARNINGS PER SHARE

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

The following table reflects average shares outstanding used to compute basic and diluted loss per share (in millions):

                                           APRIL 1, 2006   April 2, 2005
                                           -------------   -------------
Average shares outstanding                      20.7            20.3
Contingently issuable shares (1)                 0.1             0.2
                                                ----            ----
Average shares outstanding - basic              20.8            20.5
                                                ====            ====
Average shares outstanding - diluted (2)        20.8            20.5
                                                ====            ====

(1)  Represents shares earned under our stock incentive plans

                  FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the three months ended April 1, 2006 and April 2, 2005, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. There were no assumed shares having an anti-dilutive effect on EPS in either period.

11. INCOME TAXES

Upon our emergence from bankruptcy on February 7, 2006, the Company realized approximately $51 million of tax deductible expenses thereby creating a loss for tax purposes in excess of the book loss which will increase our net operating loss carryforwards. In addition, we have recorded a non-cash valuation allowance on the net deferred tax asset. The 2006 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands.

Although the Kmart Settlement was effective as of January 2, 2005, the effective date for tax purposes was August 25, 2005, the date the Kmart Settlement was approved by the Court. As a result, two tax periods were required for fiscal 2005. Due to the minority interests in each Shoemart store for the period January 2, 2005 through August 25, 2005, we could not file a consolidated federal tax return. As losses from stores could not therefore be offset against profits from other stores, this resulted in an unusually high estimated effective tax rate of approximately 85% for 2005. As the minority interests are eliminated as of August 25, 2005, subsequent federal tax returns will be filed on a consolidated basis.

12. COMMITMENTS AND CONTINGENCIES

Kmart Relationship

In connection with the Kmart Settlement, all outstanding litigation between Kmart and us has been settled. See Note 5 "Meldisco's Relationship with Kmart." The Amended Master Agreement expires at the end of 2008.

If we fail to develop viable business alternatives to offset the termination of our Amended Master Agreement, we will almost certainly be forced to liquidate our business at the end of December, 2008. In addition, should we fail to meet the minimum sales tests, staffing requirements or other provisions provided in the Amended Master Agreement, termination of our business could occur prior to December 31, 2008.

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

                  FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. On May 1, 2006, NAFTA advised us that they are in the process of amending this claim to provide that the Company owes them at least $9.1 million plus legal fees and expenses. We have objected to this proof of claim, and will object to any amendment, on the basis that we do not owe any amounts to NAFTA and we are currently involved in an adversary proceeding in the bankruptcy court regarding resolution of this proof of claim. While it is too early to predict the outcome of this adversary proceeding, we intend to continue to

                FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

object and vigorously defend the proof of claims submitted by NAFTA.

Mr. Robinson's employment as our Chairman, President and Chief Executive Officer was terminated on September 12, 2003. Mr. Robinson had an employment agreement with us and initiated arbitration proceedings against us for benefits under such agreement. In July 2004, the parties agreed to settle such matter for $5.1 million. This amount was accrued in fiscal 2003, and was offset by the reversal of his $7.2 million Supplemental Executive Retirement Plan liability. In January 2006, the final installment which was due to Mr. Robinson under the settlement was paid.

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

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

ITEM 1A. RISK FACTORS

The Risk Factors included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, have not materially changed, but given the termination of the Company's principal business relationship with Kmart no later than December 31, 2008 and the difficulty of the Company's ability to manage and plan for the disposal of, conversion, or closing of additional Kmart stores, we are repeating these factors below.

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

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

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

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

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

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

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

     - the Company's ability to successfully implement and maintain internal controls and procedures that ensure timely, effective and accurate financial reporting;

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

     - the Company's ability to manage and plan for the disposal of, closing or conversion of Kmart stores; and

     -    intense competition in the markets in which the Company competes.

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

Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we assume no obligation to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
Form 10-Q.

OVERVIEW

As of April 1, 2006, Footstar operated licensed footwear departments in 1,402 Kmart stores, compared with 1,479 stores on April 2, 2005. See Note 5 "Meldisco's Relationship with Kmart" for further discussion of the agreement. Footstar also operated licensed footwear departments in 854 Rite Aid stores in the western region of the United States, compared with 861 stores on April 2, 2005.

KMART SETTLEMENT

Our business relationship between Meldisco and Kmart is extremely important to us. The licensed footwear departments in Kmart now provide substantially all of our sales and profits. See Note 5 "Meldisco's Relationship with Kmart" in the Notes to the Consolidated Financial Statements.

BUSINESS RELATIONSHIP WITH WAL-MART STORES

Until December 31, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Beginning in January 2006, Wal-Mart stopped purchasing Thom McAn product for any of its stores in the United States. However, Wal-Mart has continued to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and has continued to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands. For the three months ending April 2, 2005, we had sales of approximately $10.2 million to Wal-Mart stores in the United States and Puerto Rico. For the three months ending April 1, 2006, we had sales of approximately $1.6 million to Wal-Mart stores in the United States and Puerto Rico.

PRODUCT SOURCING

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Approximately 99% of our products are manufactured in China. A portion of our footwear product is comprised of petrochemical products which have risen in price dramatically over the past year. It is possible that these raw material price increases will be passed on to us. Furthermore, higher product prices could result from the recent decision by the Chinese government to revalue their currency. Although we pay for finished goods in U.S. dollars, it is possible that higher labor costs could be passed on to us through higher product costs. As a result of these issues, the Company has begun to shift manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company's financial results.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the three months ended April 1, 2006 compared with the three months ended April 2, 2005.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

2006 VERSUS 2005                              % SALES   % Sales
(dollars in millions)        2006     2005     - 2006    - 2005
---------------------       ------   ------   -------   -------
Net Sales                   $133.9   $154.8
                            ------   ------
Gross Profit                  39.1     44.3    29.2%     28.6%
SG&A Expenses                 39.4     47.6    29.4%     30.7%
Depreciation/Amortization      2.3      1.8     1.7%      1.2%
                            ------   ------
Operating Loss              $ (2.6)  $ (5.1)   (1.9%)    (3.3%)
                            ------   ------

NET SALES

Net sales decreased $20.9 million, or 13.5%, to $133.9 million in 2006 compared with $154.8 million in 2005. Shoemart sales were approximately $128.4 million in 2006 and $140.9 million in 2005. The Shoemart sales decrease was due to a 4.9% comparable store sales decline in 2006 as a result of weaker winter product sales and the shift of Easter out of first quarter. Furthermore, the sales decrease at Shoemart was also a result of operating in 1,402 stores at the end of first quarter 2006 versus 1,479 stores in 2005. The balance of the sales decrease during first quarter 2006 was the result of no longer selling Thom McAn product within Wal-Mart domestic stores effective at the beginning of 2006.

GROSS PROFIT

Gross profit decreased $5.2 million to $39.1 million in 2006 compared with $44.3 million in 2005 due to the lower sales in 2006. The gross margin rate increased in 2006 as a result of improved margins on clearance sales in 2006 compared with 2005.

SG&A EXPENSES

SG&A expenses decreased $8.2 million, or 17.2%, to $39.4 million in 2006 compared with $47.6 million in 2005. The overall SG&A rate as a percentage of sales decreased to 29.4% in 2006 compared with 30.7% in 2005. The company incurred less corporate overhead related to the bankruptcy and has continued to reduce expenses in conjunction with sales declines.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.5 million to $2.3 million in 2006 compared with $1.8 million in 2005 due to higher trademark amortization expense recorded in 2006.

OPERATING LOSS

Operating loss decreased by $2.5 million to $(2.6) million in 2006 compared with $(5.1) million in 2005 primarily due to the reasons noted above.

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2006 and 2005 (in millions):

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                                           2006    2005
                                           -----   -----
Professional fees                          $ 1.3   $ 3.9
Trustee fees                                  --     1.0
Gain on disposition of bankruptcy claims    (0.7)     --
Interest income                             (0.7)   (1.2)
                                           -----   -----
   Total                                   $(0.1)  $ 3.7
                                           =====   =====

Reorganization items decreased by $3.6 million to $(0.1) million in 2006 compared with $3.7 million in 2005 primarily because we emerged from bankruptcy on February 7, 2006.

The disposition of bankruptcy claims resulted in an increase of $0.7 million in income from continuing operations.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2006 and 2005, interest income of $0.7 million and $1.2 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our Credit Facility (as hereinafter defined). The Credit Facility is structured to support general corporate borrowing requirements. We also continue to benefit from improved payment terms obtained from our vendors and factories overseas beginning in December, 2004.

Subsequent to our emergence from Chapter 11 through April 29, 2006, we made payments to creditors totaling $121.2 million, plus interest where applicable. These payments exclude claims for approximately $9.6 million which will be paid, with interest where applicable, upon final resolution. Creditors were and are expected to be paid in full, plus interest where applicable. Such distributions were and are expected to be paid from existing cash balances and will not require us to incur borrowings under our Credit Facility.

Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the impact of subsequent financial results, many of which are beyond our control. Also, the timing of the wind-down and ultimate liquidation of our Kmart business are outside our control (within certain parameters described under the "Kmart Settlement" above). If the Company does not develop viable business alternatives to offset the termination of its Kmart business by no later than the end of 2008, it is expected that the Company will liquidate its business when the Kmart relationship ends. Although we cannot reasonably assess the impact of these or other uncertainties, we believe that our current cash, together with cash generated from operations and cash available under our Credit Facility, will be sufficient to fund our expected operating expenses, capital expenditures and working capital needs during the next 12 months.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

THE CREDIT FACILITY

On February 7, 2006, upon our emergence from Chapter 11 we entered into a new $100 million senior-secured revolving credit facility (the "Credit Facility") (containing a sub-limit for letters of credit). We may borrow up to $100.0 million through the Credit Facility subject to a sufficient borrowing base (based upon eligible inventory and accounts receivable), and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London-Inter-Bank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unutilized balance. The Credit Facility has a maturity date of the earlier of (a) November 30, 2008 and (b) thirty days prior to the termination of the Amended Master Agreement.

The Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures. The Company is required to maintain minimum excess availability equal to at least (a) 5% of the borrowing base for the first twelve months following the Company's emergence from bankruptcy (i.e., February 7, 207) and
(b) 10% thereafter. In addition, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with the Credit Facility.

The Credit Facility also includes representations and warranties, that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition and that the Amended Master Agreement is in full force and effect and not in default. A failure by us to satisfy any of the covenants, representations or warranties would result in default or other adverse impact under the Credit Facility.

As of April 29, 2006, the Company had no loans outstanding and approximately $67.4 million of availability under the Credit Facility, net of outstanding letters of credit totaling $10.8 million (the majority of which were standby letters of credit commitments) and minimum excess availability requirements.

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

The accounting estimates and related risks described in our fiscal 2005 Annual Report on Form 10-K/A for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. As of April 1, 2006, there have been no material changes to any of the critical accounting estimates contained therein.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of April 29, 2006, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. We do not hold derivative financial investments for trading or speculative purposes.

INTEREST RATES

Revolving loans under our Credit Facility bear interest at rates that are based upon the LIBOR and the Prime Rate and therefore, our consolidated financial statements could be exposed to changes in interest rates. As of April 29, 2006, we had no loans outstanding under the Credit Facility and letters of credit issued thereunder totaled $10.8 million (the majority of which were standby letters of credit). We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company has engaged in interest rate hedging agreements in the past for purposes of limiting portions of interest rate expense in connection with outstanding variable rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of our Chief Executive Officer and Senior Vice President, Chief Financial Officer, management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth on page 12 with respect to the NAFTA litigation under the caption "Other Litigation Matters" in Note 11 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2 Certification of Senior Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32 Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Footstar, Inc.


Date: May 10, 2006                      By: /s/ Jeffrey A. Shepard
                                            ------------------------------------
                                        Jeffrey A. Shepard
                                        Chief Executive Officer and President


Date: May 10, 2006                      By: /s/ Michael J. Lynch
                                            ------------------------------------
                                        Michael J. Lynch
                                        Senior Vice President, Chief Financial
                                        Officer


Date: May 10, 2006                      By: /s/ Craig M. Haines
                                            ------------------------------------
                                        Craig M. Haines
                                        Vice President, Controller, Principal
                                        Accounting Officer