Form 10-Q
period 2006-07-01
FOOTSTAR INC
filed 2006-08-10
CIK 1011308

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

                   For the quarterly period ended July 1, 2006
                         Commission File Number 1-11681

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant's reorganization.) Yes X No
                                                                ---    ---

Number of shares outstanding of common stock, par value $.01 per share, as of July 29, 2006: 20,922,673.

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Statements of Operations - For the Three and Six
      Months Ended July 1, 2006 (unaudited) and July 2, 2005 (unaudited)...    3

   Condensed Consolidated Balance Sheets - As of July 1, 2006 (unaudited)
      and December 31, 2005................................................    4

   Condensed Consolidated Statements of Cash Flows - For the Six Months
      Ended July 1, 2006 (unaudited) and July 2, 2005 (unaudited)..........    5

   Notes to Condensed Consolidated Financial Statements....................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........   23

Item 4. Controls and Procedures............................................   24

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................   25

Item 1A. Risk Factors......................................................   25

Item 6. Exhibits ..........................................................   30

SIGNATURES.................................................................   30

31.1   Certification of President and Chief Executive Officer of the
       Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..   31

31.2   Certification of Senior Vice President, Chief Financial Officer
       of the Company, Pursuant to Section 302 of the Sarbanes-Oxley Act
       of 2002.............................................................   32

32.1   Certification of President and Chief Executive Officer, and
       Senior Vice President, Chief Financial Officer of the Company
       pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.......................   33

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
                                (Unaudited)
                  (in millions, except per share amounts)

                                                     Three Months Ended             Six Months Ended
                                                ---------------------------   ---------------------------
                                                July 1, 2006   July 2, 2005   July 1, 2006   July 2, 2005
                                                ------------   ------------   ------------   ------------
Net sales                                          $190.6         $192.6         $324.5         $347.4
Cost of sales                                       125.4          130.0          220.2          240.5
                                                   ------         ------         ------         ------
GROSS PROFIT                                         65.2           62.6          104.3          106.9
Store operating, selling, general and
   administrative expenses                           41.8           47.0           81.2           94.6
Depreciation and amortization                         2.3            1.8            4.5            3.7
Interest expense                                      0.3            1.2            0.9            2.0
Interest income                                      (0.8)            --           (1.5)            --
                                                   ------         ------         ------         ------
INCOME BEFORE REORGANIZATION ITEMS                   21.6           12.6           19.2            6.6
Reorganization items                                  0.2            5.9            0.1            9.6
                                                   ------         ------         ------         ------
INCOME (LOSS) BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS                           21.4            6.7           19.1           (3.0)
Income tax (provision) benefit                         --           (5.8)          (0.3)           2.6
                                                   ------         ------         ------         ------
INCOME (LOSS) FROM CONTINUING OPERATIONS             21.4            0.9           18.8           (0.4)
Loss from discontinued operations                    (0.1)            --           (0.9)          (0.1)
Gain from disposal of discontinued operations         0.1             --            0.1             --
                                                   ------         ------         ------         ------
NET INCOME (LOSS)                                  $ 21.4         $  0.9         $ 18.0         $ (0.5)
                                                   ======         ======         ======         ======
NET INCOME (LOSS) PER SHARE:
Basic and Diluted:
   Income (loss) from continuing operations        $ 1.02         $ 0.04         $ 0.90         $(0.02)
   Loss from discontinued operations                   --             --          (0.04)            --
                                                   ------         ------         ------         ------
   Net income (loss)                               $ 1.02         $ 0.04         $ 0.86         $(0.02)
                                                   ======         ======         ======         ======
Average common shares outstanding:
Basic and Diluted                                    21.0           20.5           20.9           20.5
                                                   ======         ======         ======         ======

   See accompanying notes to condensed consolidated financial statement.

                  FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in millions, except share amounts)

                                                   July 1, 2006   December 31, 2005
                                                   ------------   -----------------
                                                    (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                          $ 67.3            $196.1
   Accounts receivable, net                             12.2               8.8
   Inventories                                         100.2              89.2
   Prepaid expenses and other current assets            16.4              21.5
   Assets of discontinued operations                      --               0.1
                                                      ------            ------
      Total current assets                             196.1             315.7
                                                      ------            ------
Property and equipment, net                             27.3              28.9
Intangible assets, net                                   8.3              10.0
Deferred charges and other assets                        1.9               2.1
                                                      ------            ------
      Total assets                                    $233.6            $356.7
                                                      ======            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Accounts payable                                   $ 58.0            $ 60.0
   Accrued expenses                                     29.2              45.9
   Income taxes payable                                  0.8               1.9
   Liabilities of discontinued operations                2.8               7.4
Liabilities subject to compromise                        5.2             125.5
                                                      ------            ------
      Total current liabilities                         96.0             240.7
Other long-term liabilities                             38.1              35.0
Amount due under Kmart Settlement                        5.2               5.5
                                                      ------            ------
      Total liabilities                                139.3             281.2
Shareholders' Equity:
   Common stock $.01 par value: 100,000,000
      shares authorized, 31,634,242 and
      31,084,647 shares issued                           0.3               0.3
   Additional paid-in capital                          343.3             342.6
   Treasury stock: 10,711,569 shares at cost          (310.6)           (310.6)
   Unearned compensation                                  --              (0.1)
   Retained earnings                                    61.3              43.3
                                                      ------            ------
      Total shareholders' equity                        94.3              75.5
                                                      ------            ------
      Total liabilities and shareholders' equity      $233.6            $356.7
                                                      ======            ======

   See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
                                   (Unaudited)
                                  (in millions)

                                                               Six Months Ended
                                                         ---------------------------
                                                         July 1, 2006   July 2, 2005
                                                         ------------   ------------
Net cash (used in) provided by operating activities        $ (34.9)        $ 26.7
                                                           -------         ------
Cash flows used in investing activities:
   Additions to property and equipment                        (0.6)          (0.8)
   Proceeds from sale of furniture and equipment                --            0.3
                                                           -------         ------
Net cash used in investing activities                         (0.6)          (0.5)
                                                           -------         ------
Cash flows (used in) provided by financing activities:
   Payments on mortgage note                                  (0.5)            --
   Other                                                        --            0.1
                                                           -------         ------
Net cash (used in) provided by financing activities           (0.5)           0.1
                                                           -------         ------
Cash flows from discontinued operations (REVISED):
   Net cash (used in) provided by operating activities
      of discontinued operations                             (92.8)           2.6
                                                           -------         ------
Net (decrease) increase in cash and cash equivalents        (128.8)          28.9
Cash and cash equivalents, beginning of period               196.1          189.6
                                                           -------         ------
Cash and cash equivalents, end of period                   $  67.3         $218.5
                                                           =======         ======

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

On July 2, 2005, the Company and Kmart Corporation ("Kmart") entered into an agreement (the "Kmart Settlement") with respect to the assumption of the Master Agreement with Kmart, effective July 1, 1995, as amended (the "Master Agreement"), which was effective as of January 2, 2005, and allowed us to continue operating the footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement (the "Amended Master Agreement"). See Note 6 "Meldisco's Relationship with Kmart".

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court which was amended on October 28, 2005, and amended again on December 5, 2005, (the "Amended Plan"). On January 25, 2006, the Bankruptcy Court confirmed our Amended Plan. On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets was greater than its post petition liabilities and allowed claims.

2.   BASIS OF PRESENTATION

Our condensed consolidated financial statements contained herein have been prepared in accordance with the provisions of SOP 90-7. Pursuant to SOP 90-7, our pre-petition liabilities that were subject to compromise are reported separately in the accompanying balance sheet as an estimate of the amount that will ultimately be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items.

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

Detailed footnote information is not included in this report. The financial information set forth herein should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained in our fiscal 2005 Annual Report on Form 10-K/A for the period ended December 31, 2005 filed with the SEC.

The results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ended December 30, 2006.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of July 1, 2006, there have been no material changes to any of the significant accounting policies, except for the accounting for stock compensation, described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (R), "Share Based Payment," revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. See Note 10 "Stock-Based Compensation Plans."

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June, 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109. FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for our fiscal year beginning December 31, 2006. We have not yet determined the impact that uncertain tax positions will have on our financial position or results of operations.

5.   DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported our results of the discontinued operations as a separate component of operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the second quarter of 2006 and 2005 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

Net sales, operating income (loss) interest expense, benefit for income taxes and loss from discontinued operations for the three and six months ended July 1, 2006 and July 2, 2005 were as follows (in millions):

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                            ---------------------------   ---------------------------
                                            July 1, 2006   July 2, 2005   July 1, 2006   July 2, 2005
                                            ------------   ------------   ------------   ------------
Net sales                                      $  --          $  --          $  --          $  --
Operating income (loss) from discontinued
   operations                                     --            0.2           (0.3)           0.1
Interest expense                                 0.1            0.3            0.6            0.7
Benefit for income taxes                          --           (0.1)            --           (0.5)
                                                ----           ----           ----           ----
Loss from discontinued operations              $(0.1)         $  --          $(0.9)         $(0.1)

6.   MELDISCO'S RELATIONSHIP WITH KMART

The business relationship between Meldisco and Kmart is extremely important to us. The Kmart licensed footwear departments account for substantially all of our sales and operating profit from continuing operations. The loss of Meldisco's Kmart operation, a significant reduction in customer traffic in Kmart stores or the closing or conversion of a significant number of additional Kmart stores would have a material adverse effect on us.

We operated the footwear departments in 1,395 Kmart stores as of July 1, 2006.

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement and thereafter the Amended Master Agreement which dictates the structure of our relationship with Kmart. Under the Master Agreement before amendment, the Company and Kmart had formed in excess of 1,500 corporations to operate the footwear departments in Kmart stores ("Shoemart Corporations") in which we had a 51% ownership interest and Kmart had a 49% ownership interest, other than 23 of the Shoemart Corporations which were wholly-owned by us.

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

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments in any four consecutive fiscal quarters are less than $550.0 million, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Forty-four stores have been closed or converted from August 25, 2005 through July 1, 2006 of which, 31 were subject to the $11,000 claim per store as discussed below. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive fiscal quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below), if it terminates our licenses to operate a certain number of shoe departments in Kmart stores by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year before having to pay us the stipulated loss value, is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005, 61 stores were disposed of, closed or converted. In 2006, through July 1, 2006, 26 stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value for each store above the cap equal to $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.

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

Kmart has a claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, claims for remaining stores will not be waived and will become immediately due and payable.

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Settlement. Such fees were $34.8 million and $35.3 million for the three months ended July 1, 2006 and July 2, 2005, respectively and $61.9 million and $64.4 million for the six months ended July 1, 2006 and July 2, 2005, respectively. As of July 1, 2006 and December 31, 2005, we had outstanding accounts receivable due from Kmart of $9.5 million and $5.2 million, respectively, which were subsequently collected in July 2006 and January 2006, respectively.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


7.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations consisted of the following (in millions):

                                               JULY 1, 2006   DECEMBER 31, 2005
                                               ------------   -----------------
ASSETS
   Prepaid expenses and other current assets       $ --              $0.1
                                                   ----              ----
                                                   $ --              $0.1
                                                   ====              ====
LIABILITIES
   Accrued expenses                                $2.5              $7.4
   Other long-term liabilities                      0.3                --
                                                   ----              ----
                                                   $2.8              $7.4
                                                   ====              ====

8.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Pursuant to Court orders, we were authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which pre-petition creditors must file a proof of claim, which bar date has now passed for all such creditors. Differences between liability amounts recorded by us and claims filed by pre-petition creditors have been substantially reconciled and paid upon our emergence on February 7, 2006 (see Note 1 "Emergence from Bankruptcy"). The Court will make a final determination of allowable claims on remaining disputed amounts.

Liabilities subject to compromise consisted of the following (in millions):

                        JULY 1, 2006   DECEMBER 31, 2005
                        ------------   -----------------
Accounts payable           $ --            $ 56.0
Accrued expenses            5.2              64.4
Long-term liabilities        --               5.1
                           ----            ------
   Total                   $5.2(a)         $125.5(a)
                           ====            ======

(a) Includes approximately $4.4 and $92.3 of liabilities subject to compromise from discontinued operations as of July 1, 2006 and December 31, 2005, respectively.

9.   REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three and six months ended July 1, 2006 and July 2, 2005 (in millions):

                                                       Three Months Ended             Six Months Ended
                                                  ---------------------------   ---------------------------
                                                  July 1, 2006   July 2, 2005   July 1, 2006   July 2, 2005
                                                  ------------   ------------   ------------   ------------
Store and distribution center closing and
   related asset impairment costs                     $ --          $ 0.1          $  --          $ 0.1
Professional fees                                       --            6.2            1.3           10.1
Trustee fees                                            --            1.0             --            2.0
Loss (gain) on disposition of bankruptcy claims        0.2             --           (0.5)            --
Interest income                                         --           (1.4)          (0.7)          (2.6)
                                                      ----          -----          -----          -----
   Total                                              $0.2          $ 5.9          $ 0.1          $ 9.6
                                                      ====          =====          =====          =====

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


10.  STOCK-BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) ("FAS 123R"), "Share-Based Payment," revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, we are required to recognize compensation expense for all awards granted after the adoption and for the unvested portion of previously granted options that remain outstanding as of the adoption date. We recorded compensation expense during the three and six months ended July 1, 2006 of $0.3 million and $0.8 million, respectively. Prior amounts have not been restated.

Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

The following table details the effect on the Company's net income and basic and diluted net income per share had compensation expense for stock-based awards been recorded in the three and six months ended July 2, 2005 based on the fair-value method under SFAS 123.

                                                             Three Months    Six Months
                                                                 Ended          Ended
                                                             July 2, 2005   July 2, 2005
                                                             ------------   ------------
Net income (loss):
   Reported                                                     $ 0.9          $ (0.5)
   Add: Non-cash employee compensation, as reported                --             0.1
   Deduct: Stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of taxes                        (0.3)           (0.8)
                                                                -----          ------
   Pro forma, net income (loss)                                 $ 0.6          $ (1.2)
                                                                =====          ======
Basic and diluted net income (loss) per share, as reported      $0.04          $(0.02)
                                                                =====          ======
Basic and diluted net income (loss) per share, pro forma        $0.03          $(0.06)
                                                                =====          ======

There were no options granted in the six months ended July 1, 2006 and July 2, 2005.

As of July 1, 2006 there was $0.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 6 months.

                                            WEIGHTED
                             PERFORMANCE    AVERAGE
                             BASED STOCK   GRANT DATE
                                AWARDS     FAIR VALUE
                             -----------   ----------
Outstanding, April 1, 2006     82,198          $12
Granted                            --          $--
Cancelled                         (67)         $11
Shares issued                     (59)         $11
                               ------          ---
Outstanding, July 1, 2006      82,072          $12

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

As of July 1, 2006 there was $1.3 million of unrecognized compensation costs related to restricted stock, restricted stock units and performance-based stock awards. These costs are expected to be recognized over a weighted average period of 29 months.

2006 NON-EMPLOYEE DIRECTOR STOCK PLAN

On our emergence from bankruptcy on February 7, 2006, the 2006 Non-Employee Director Stock Plan (the "2006 Director Stock Plan") became effective and the 1996 Director Stock Plan was frozen. The 2006 Director Stock Plan allows for the grant of up to 458,044 shares of common stock of the Company (the "Common Stock").

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

Unless the Board shall determine otherwise at the time of grant, each award of restricted Common Stock shall vest with respect to 50% of the shares on the first anniversary of the date of grant, an additional 25% of the shares on the second anniversary of the date of grant, and the remaining 25% of the shares on the third anniversary of the date of grant. In the event of a participant's retirement, all unvested shares of restricted Common Stock shall become vested as of the effective date of such retirement. In the event of a change in control (as specified in the 2006 Director Stock Plan), all unvested shares of restricted Common Stock shall become vested as of the effective date of such change in control.

As of July 1, 2006 there was $0.3 million of unrecognized compensation costs related to Director Stock units. These costs are expected to be recognized over a weighted average period of 15 months.

11.  EARNINGS PER SHARE

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

The following table reflects average shares outstanding used to compute basic and diluted earnings (loss) per share (in millions):

                                                Three Months Ended             Six Months Ended
                                           ---------------------------   ---------------------------
                                           July 1, 2006   July 2, 2005   July 1, 2006   July 2, 2005
                                           ------------   ------------   ------------   ------------
Average shares outstanding                     20.9           20.3           20.8           20.3
Average contingently issuable shares (1)        0.1            0.2            0.1            0.2
                                               ----           ----           ----           ----
Average shares outstanding - basic             21.0           20.5           20.9           20.5
                                               ====           ====           ====           ====
Average shares outstanding - diluted (2)       21.0           20.5           20.9           20.5
                                               ====           ====           ====           ====

(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the six months ended July 2, 2005 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. There were no assumed shares having an anti-dilutive effect on EPS in any period. Shares having exercise prices greater than the Company's market price per share and therefore excluded from the calculation of diluted earnings per share, totaled 590,870 shares for the three and six months ended July 1, 2006 and 768,406 shares for the three and six months ended July 2, 2005.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

12.  INCOME TAXES

Upon our emergence from bankruptcy on February 7, 2006, the Company realized approximately $51 million of tax deductible expenses thereby creating a loss for tax purposes in excess of the book income for the six months ended July 1, 2006, which will increase our net operating loss carryforwards. In addition, we have recorded a non-cash valuation allowance on the net deferred tax asset. The 2006 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands.

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

13.  COMMITMENTS AND CONTINGENCIES

Kmart Relationship

In connection with the Kmart Settlement, all outstanding litigation between Kmart and us has been settled. See Note 6 "Meldisco's Relationship with Kmart." The Amended Master Agreement expires at the end of 2008.

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

Restatement Related Litigation

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the staff of the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a formal order in that investigation and empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents.

The enforcement investigation includes determining whether the Company and certain of its present or former directors, officers and employees may have engaged in violations of the federal securities laws in connection with: the purchase or sale of the securities of the Company; required filings with the SEC; maintenance of our books, records and accounts; implementation and maintenance of internal accounting controls; making of false or misleading statements or omissions in connection with required audits or examinations of our condensed consolidated financial statements or the preparation and filing of documents or reports we are required to file with the SEC.

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

Other Litigation Matters

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three stripe trademark. While it is too early in litigation to predict the outcome of the claims against us, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations. The Company has recorded a reserve to cover the potential exposure relating to this litigation, which reserve was not material to the financial statements.

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. In July, 2006, NAFTA amended its claim to $9.1 million plus legal fees and expenses. We objected to their initial and amended claim and reserved

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

all rights to continue to object to and challenge any claim by NAFTA on the basis that we do not owe any amounts to NAFTA. This claim, which is an adversary proceeding in the bankruptcy court, is currently in the discovery phase. While it is too early to predict the outcome of this adversary proceeding, we intend to continue to object and vigorously defend the proof of claims submitted by NAFTA. As a result we are unable to estimate the amount of liability, if any, in the case of an unfavorable outcome.

Mr. J. M. Robinson, our former Chairman, President and Chief Executive Officer, was terminated on September 12, 2003. Mr. Robinson had an employment agreement with us and initiated arbitration proceedings against us for benefits under such agreement. In July 2004, the parties agreed to settle such matter for $5.1 million. This amount was accrued in fiscal 2003, and was offset by the reversal of his $7.2 million Supplemental Executive Retirement Plan liability. In January 2006, the final installment which was due to Mr. Robinson under the settlement was paid.

A former employee of the Company filed a proof of claim in our bankruptcy proceeding alleging he is owed $2,000,000 based on services rendered and agreements entered into during his employment. We have objected to and intend to vigorously defend this claim.

We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

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

     - adverse impact on the Company's business as a result of the ongoing SEC investigation or relating to increased review and scrutiny by regulatory authorities, media and others of financial reporting issues and practices or otherwise;

     - the ability to maintain contracts that are critical to the Company's operations;

     - any adverse developments in existing commercial disputes or legal proceedings;

     - the Company's ability to manage and plan for the disposal of, closing or conversion of Kmart stores; and

     -    intense competition in the markets in which the Company competes.

The Company's Meldisco business is the Company's only continuing business and substantially all of the Company's continuing net sales and profits result from Meldisco's business in Kmart stores. The Kmart Settlement will result in the liquidation of the Company's Kmart business no later than the end of December 2008. If the Company fails to develop viable business alternatives to offset this business, the Company will almost certainly be forced to liquidate its business when the Kmart relationship ends.

Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q, other than as included in our future required SEC filings.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

OVERVIEW

The following points highlight the first six months of operations of 2006 for the Company and our financial condition as of July 1, 2006:

-    On February 7, 2006, the Company successfully emerged from bankruptcy;

- As of July 1, 2006, we operated in 1,395 Kmart stores compared with 1,454 stores on July 2, 2005, and as of July 1, 2006, we operated in 851 Rite Aid stores in the western region of the United States , compared with 859 stores on July 2, 2005;

- Operating profit increased to $18.6 million in 2006 as compared to an operating profit of $8.6 million in 2005 primarily due to a sharp reduction in corporate overhead and other selling, general and administrative expenses in connection with our emergence from bankruptcy, as well as an increase in gross profit percentage which offset a decrease in revenue;

- The Company used $127.7 million in cash (from operating activities of its continuing and discontinued operations) during the first six months of 2006, of which $123.0 million related to the payment of pre-petition claims and related interest upon our emergence from bankruptcy;

- As of July 1, 2006, we have $67.3 million in cash and cash equivalents with no outstanding borrowings (but with outstanding letters of credit totaling $10.7 million) and $62.0 million in available borrowings.

     KMART SETTLEMENT

Our business relationship between Meldisco and Kmart is extremely important to us. The licensed footwear departments in Kmart now provide substantially all of our sales and profits. See Note 6 "Meldisco's Relationship with Kmart" in the Notes to the Condensed Consolidated Financial Statements.

     BUSINESS RELATIONSHIP WITH WAL-MART STORES

Until December 31, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Beginning in January 2006, Wal-Mart stopped purchasing Thom McAn product for any of its stores in the United States. However, Wal-Mart has continued to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and has continued to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands. For the three months ended July 2, 2005, we had sales of approximately $4.6 million to Wal-Mart stores in the United States and Puerto Rico. For the three months ended July 1, 2006, we had sales of approximately $2.1 million to Wal-Mart stores in the United States and Puerto Rico. For six months ended July 2, 2005, we had sales of approximately $14.8 million to Wal-Mart stores in the United States and Puerto Rico. For the six months ended July 1, 2006, we had sales of approximately $3.7 million to Wal-Mart stores in the United States and Puerto Rico.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

higher labor costs could be passed on to us through higher product costs. As a result of these issues, the Company has begun to shift manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company's financial results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 1, 2006 VERSUS THREE MONTHS ENDED JULY 2, 2005

The following is a discussion of the results of operations for the three months ended July 1, 2006 compared with the three months ended July 2, 2005 (in millions):

2006 VERSUS 2005

                                              % OF SALES -   % OF SALES -
                             2006     2005        2006           2005
                            ------   ------   ------------   ------------
Net Sales                   $190.6   $192.6       100.0         100.0
                            ------   ------       -----         -----
Gross Profit                  65.2     62.6        34.2          32.5
SG&A Expenses                 41.8     47.0        21.9          24.4
Depreciation/Amortization      2.3      1.8         1.2           0.9
                            ------   ------       -----         -----
Operating Profit            $ 21.1   $ 13.8        11.0           7.1
                            ------   ------       -----         -----

NET SALES

Net sales decreased $2.0 million, or 1.0%, to $190.6 million in 2006 compared with $192.6 million in 2005. Shoemart sales were approximately $182.2 million in 2006 and $183.3 million in 2005. Shoemart comparable store sales increased 3.7% during 2006 second quarter due to the shift of the Easter holiday into second quarter in 2006 and the strong performance of summer seasonal product. The comparable store sales increase was offset by store counts that were down by an average of 5.0% throughout the second quarter. Rite Aid sales were up $0.6 million due to a 14.0% comparable store sales increase during the second quarter. The balance of the sales decrease during the second quarter was the result of no longer selling Thom McAn product within Wal-Mart domestic stores effective at the beginning of 2006.

GROSS PROFIT

Gross profit increased $2.6 million to $65.2 million in 2006 compared with $62.6 million in 2005. The overall gross margin rate increased 1.7% as a higher percentage of the Shoemart business was transacted at full price versus last year.

SG&A EXPENSES

SG&A expenses decreased $5.2 million, or 11.0%, to $41.8 million in 2006 compared with $47.0 million in 2005. The overall SG&A rate as a percentage of sales decreased to 21.9% in 2006 versus 24.4% in 2005. The company incurred less corporate overhead related to the bankruptcy and has continued to reduce expenses in conjunction with the declining Shoemart store base.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.5 million to $2.3 million in 2006 compared with $1.8 million in 2005 due to higher trademark amortization expense recorded in 2006.

OPERATING PROFIT

Operating profit increased $7.3 million to $21.1 million in 2006 compared with $13.8 million in 2005 primarily due to the reasons noted above.

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2006 and 2005 (in millions):

                                            2006   2005
                                            ----   ----
Store and distribution center closing and
   related asset impairment costs           $ --   $0.1
Professional fees                             --    6.2
Trustee fees                                  --    1.0
Loss on disposition of bankruptcy claims     0.2     --
Interest income                               --   (1.4)
                                            ----   ----
   Total                                    $0.2   $5.9
                                            ====   ====

Reorganization items decreased $5.7 million to $0.2 million in 2006 compared with $5.9 million in 2005 primarily because we emerged from bankruptcy on February 7, 2006.

The disposition of bankruptcy claims resulted in a decrease of $0.2 million in income from continuing operations.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During the second quarter 2006 and 2005, interest income of $0 million and $1.4 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 1, 2006 VERSUS
SIX MONTHS ENDED JULY 2, 2005

The following is a discussion of the results of operations for the six months ended July 1, 2006 compared with the six months ended July 2, 2005 (in millions):

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

2006 VERSUS 2005

                                              % OF SALES -   % OF SALES -
                             2006     2005        2006           2005
                            ------   ------   ------------   ------------
Net Sales                   $324.5   $347.4       100.0         100.0
                            ------   ------       -----         -----
Gross Profit                 104.3    106.9        32.1          30.8
SG&A Expenses                 81.2     94.6        25.0          27.2
Depreciation/Amortization      4.5      3.7         1.4           1.1
                            ------   ------       -----         -----
Operating Profit            $ 18.6   $  8.6         5.7           2.5
                            ------   ------       -----         -----

NET SALES

Net sales decreased $22.9 million, or 6.6%, to $324.5 million in 2006 compared with $347.4 million in 2005. Shoemart sales were approximately $310.6 million in 2006 and $324.2 million in 2005 for a 4.2% decrease during the first six months of 2006. The Shoemart sales decrease was the result of comparable store sales that were down 0.1% and 5.0% fewer stores opened throughout the first six months of 2006. The balance of the sales decrease during the first six months of 2006 was the result of no longer selling Thom McAn product within Wal-Mart domestic stores effective at the beginning of 2006.

GROSS PROFIT

Gross profit decreased $2.6 million to $104.3 million in 2006 compared with $106.9 million in 2005. The decrease in gross profit dollars was a result of decreased sales, offset by an overall gross margin rate increased 1.3% as a result of improved margins on clearance sales and a higher percentage of the Shoemart business transacted at full price versus last year.

SG&A EXPENSES

SG&A expenses decreased $13.4 million, or 14.2%, to $81.2 million in 2006 compared with $94.6 million in 2005. The overall SG&A rate as a percentage of sales decreased to 25.0% in 2006 versus 27.2% in 2005. The company incurred less corporate overhead related to the bankruptcy and has continued to reduce expenses in conjunction with sales declines.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.8 million to $4.5 million in 2006 compared with $3.7 million in 2005 due to higher trademark amortization expense recorded in 2006.

OPERATING PROFIT

Operating profit increased $10.0 million to $18.6 million in 2006 compared with $8.6 million in 2005 primarily due to the reasons noted above.

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2006 and 2005 (in millions):

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

                                             2006    2005
                                            -----   -----
Store and distribution center closing and
   related asset impairment costs           $  --   $ 0.1
Professional fees                             1.3    10.1
Trustee fees                                   --     2.0
Gain on disposition of bankruptcy claims     (0.5)     --
Interest income                              (0.7)   (2.6)
                                            -----   -----
   Total                                    $ 0.1   $ 9.6
                                            =====   =====

Reorganization items decreased $9.5 million to $0.1 million in 2006 compared with $9.6 million in 2005 primarily because we emerged from bankruptcy on February 7, 2006.

The disposition of bankruptcy claims resulted in an increase of $0.5 million in income from continuing operations.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2006 and 2005, interest income of $0.7 million and $2.6 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and our Credit Facility. The Credit Facility is structured to support general corporate borrowing requirements. We also continue to benefit from improved payment terms obtained from our vendors and factories overseas, which began in December 2004.

Subsequent to our emergence from Chapter 11 through July 1, 2006, we made payments to creditors totaling $123.0 million, including interest where applicable. These payments exclude claims for approximately $8.0 million which we expect will be paid, with interest where applicable, upon final resolution. Creditors were and are expected to be paid in full, plus interest where applicable. Such distributions were and are expected to be paid from existing cash balances and we expect will not require us to incur borrowings under our Credit Facility.

The Company used $34.9 million in cash from operating activities of continuing operations for the first six months of 2006 compared to cash provided by operating activities of continuing operations of $26.7 million for the first six months of 2005. Cash used in operating activities of continuing operations for the first six months of 2006 offset net income of $18.0 million and consisted primarily of payments of pre-petition claims and interest of $30.2 million, an increase in inventory of $11.0 million and a reduction of accounts payable and accrued expenses of $17.0 million, primarily related to the payment of emergence related expenses. In addition, the Company decreased prepaid expenses, deferred charges and other assets by approximately $5.1 million, which primarily related to the collection of income tax refunds. In the first six months of 2005, the Company generated $26.7 million in cash provided by operating activities of continuing operations primarily from an increase in accounts payable, accrued expenses and amount due Kmart under the Kmart Settlement. In addition, the Company used $0.6 million in cash in investing activities and $0.5 million in financing activities in the first six months of 2006 compared to using $0.5 million in cash in investing activities and being provided $0.1 million in cash in financing activities in the first six months of 2005.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Cash used in operating activities of discontinued operations was $92.8 million in the first six months of 2006 compared with $2.6 million in the first six months of 2005. Cash used in operating activities of discontinued operations for the first six months of 2006 consisted primarily of payments of pre-petition claims and interest.

Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, and the impact of subsequent financial results, many of which are beyond our control. Also, the timing of the wind-down and ultimate liquidation of our Kmart business are outside our control (within certain parameters described under the "Kmart Settlement" above). If the Company does not develop viable business alternatives to offset the termination of its Kmart business by no later than the end of 2008, it is expected that the Company will be required to liquidate its business. Although we cannot reasonably assess the impact of these or other uncertainties, we believe that our current cash, together with cash generated from operations and cash available under our Credit Facility, will be sufficient to fund our expected operating expenses, capital expenditures and working capital needs during the next 12 to 18 months.

On February 7, 2006, upon our emergence from Chapter 11 we entered into a new $100 million senior-secured revolving credit facility (the "Credit Facility") (containing a sub-limit for letters of credit). We may borrow up to $100.0 million through the Credit Facility subject to a sufficient borrowing base (based upon eligible inventory and accounts receivable), and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London-Inter-Bank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 and thirty days prior to the termination of the Amended Master Agreement.

The Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures. The Company is required to maintain minimum excess availability equal to at least (a) 5% of the borrowing base for the first twelve months following the Company's emergence from bankruptcy (i.e., February 7, 2007) and
(b) 10% thereafter. In addition, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with the Credit Facility.

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

As of July 29, 2006, the Company had no loans outstanding and approximately $62.0 million of availability under the Credit Facility, net of outstanding standby letters of credit totaling $10.7 million and minimum excess availability requirements.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

CRITICAL ACCOUNTING ESTIMATES

Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting estimates that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

The accounting estimates and related risks described in our fiscal 2005 Annual Report on Form 10-K/A for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. As of July 1, 2006, there have been no material changes to any of the critical accounting estimates contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of July 29, 2006, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. We do not hold derivative financial investments for trading or speculative purposes.

INTEREST RATES

Revolving loans under our Credit Facility bear interest at rates that are based upon the LIBOR and the Prime Rate and therefore, our condensed consolidated financial statements could be exposed to changes in interest rates. As of July 29, 2006, we had no loans outstanding under the Credit Facility and standby letters of credit issued thereunder totaled $10.7 million. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company has engaged in interest rate hedging agreements in the past for purposes of limiting portions of interest rate expense in connection with outstanding variable rate debt.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth on page 15 with respect to the NAFTA litigation under the caption "Other Litigation Matters" in Note 13 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

ITEM 6. EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Senior Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Footstar, Inc.


Date: August 9, 2006                    By: /s/ Jeffrey A. Shepard
                                            ------------------------------------
                                            Jeffrey A. Shepard
                                            Chief Executive Officer and
                                            President


Date: August 9, 2006                    By: /s/ Michael J. Lynch
                                            ------------------------------------
                                            Michael J. Lynch
                                            Senior Vice President, Chief
                                            Financial Officer


Date: August 9, 2006                    By: /s/ Craig M. Haines
                                            ------------------------------------
                                            Craig M. Haines
                                            Vice President, Controller,
                                            Principal Accounting Officer