Form 10-Q
period 2006-09-30
FOOTSTAR INC
filed 2006-11-08
CIK 1011308

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

                For the quarterly period ended September 30, 2006
                         Commission File Number 1-11681

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

                                 (201) 934-2000
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                           ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant's reorganization.) Yes X No
                                                                ---    ---

Number of shares outstanding of common stock, par value $.01 per share, as of October 28, 2006: 20,922,673.

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Statements of Operations - For the Three and Nine
   Months Ended September 30, 2006 (unaudited) and October 1, 2005
   (unaudited) ............................................................    3

   Condensed Consolidated Balance Sheets - As of September 30, 2006
   (unaudited) and December 31, 2005 ......................................    4

   Condensed Consolidated Statements of Cash Flows - For the Nine Months
   Ended September 30, 2006 (unaudited) and October 1, 2005 (unaudited) ...    5

   Notes to Condensed Consolidated Financial Statements ...................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   24

Item 4.  Controls and Procedures ..........................................   25

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   26

Item 1A. Risk Factors .....................................................   26

Item 6.  Exhibits .........................................................   30

SIGNATURES ................................................................   30

31.1     Certification of President and Chief Executive Officer of the
         Company, pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 .............................................................   31

31.2     Certification of Senior Vice President, Chief Financial Officer of
         the Company, Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 .............................................................   32

32.1     Certification of President and Chief Executive Officer, and Senior
         Vice President, Chief Financial Officer of the Company pursuant to
         18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 .......................................   33

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                     Three Months Ended                      Nine Months Ended
                                            ------------------------------------   ------------------------------------
                                            September 30, 2006   October 1, 2005   September 30, 2006   October 1, 2005
                                            ------------------   ---------------   ------------------   ---------------
Net sales                                         $153.6              $161.7             $478.1              $509.1
Cost of sales                                      107.8               113.9              328.0               354.4
                                                  ------              ------             ------              ------
GROSS PROFIT                                        45.8                47.8              150.1               154.7
Store operating, selling, general and
   administrative expenses                          38.1                42.0              119.3               136.6
Depreciation and amortization                        2.0                 1.6                6.5                 5.3
Interest expense                                     0.5                 0.8                1.4                 2.8
Interest income                                     (1.2)                 --               (2.7)                 --
                                                  ------              ------             ------              ------
INCOME BEFORE REORGANIZATION ITEMS                   6.4                 3.4               25.6                10.0
Reorganization items                                 0.2                 4.5                0.3                14.1
                                                  ------              ------             ------              ------
INCOME (LOSS) BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS                           6.2                (1.1)              25.3                (4.1)
Income tax provision                                (0.1)               (5.7)              (0.4)               (3.2)
                                                  ------              ------             ------              ------
INCOME (LOSS) FROM CONTINUING OPERATIONS             6.1                (6.8)              24.9                (7.3)
Gain (loss) from discontinued operations,
   net of taxes                                      0.2                (0.5)              (0.7)               (0.5)
Gain from disposal of discontinued
   operations, net of taxes                           --                  --                0.1                  --
                                                  ------              ------             ------              ------
NET INCOME (LOSS)                                 $  6.3              $ (7.3)            $ 24.3              $ (7.8)
                                                  ======              ======             ======              ======
NET INCOME (LOSS) PER SHARE:
Basic and Diluted:
   Income (loss) from continuing
      operations                                  $ 0.29              $(0.33)            $ 1.19              $(0.35)
   Income (loss) from discontinued
      operations                                    0.01               (0.02)             (0.03)              (0.03)
                                                  ------              ------             ------              ------
   Net income (loss)                              $ 0.30              $(0.35)            $ 1.16              $(0.38)
                                                  ======              ======             ======              ======
Average common shares outstanding:
Basic and Diluted                                   21.0                20.5               20.9                20.5
                                                  ======              ======             ======              ======

      See accompanying notes to condensed consolidated financial statement.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                  September    December
                                                                   30, 2006    31, 2005
                                                                 -----------   --------
                                                                 (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                        $ 68.2      $196.1
   Accounts receivable, net                                           10.6         8.8
   Inventories                                                       109.8        89.2
   Prepaid expenses and other current assets                          11.3        21.5
   Assets of discontinued operations                                    --         0.1
                                                                    ------      ------
      Total current assets                                           199.9       315.7
                                                                    ------      ------
Property and equipment, net                                           26.4        28.9
Intangible assets, net                                                 7.5        10.0
Deferred charges and other assets                                      1.8         2.1
                                                                    ------      ------
      Total assets                                                  $235.6      $356.7
                                                                    ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Accounts payable                                                 $ 61.7      $ 60.0
   Accrued expenses                                                   22.5        45.9
   Income taxes payable                                                0.7         1.9
   Liabilities of discontinued operations                              2.7         7.4
Liabilities subject to compromise                                      4.5       125.5
                                                                    ------      ------
   Total current liabilities                                          92.1       240.7
Other long-term liabilities                                           37.6        35.0
Amount due under Kmart Settlement                                      5.2         5.5
                                                                    ------      ------
   Total liabilities                                                 134.9       281.2

Shareholders' Equity:
   Common stock $.0l par value: 100,000,000 shares authorized,
      31,634,242 and 31,084,647 shares issued                          0.3         0.3
   Additional paid-in capital                                        343.4       342.6
   Treasury stock: 10,711,569 shares at cost                        (310.6)     (310.6)
   Unearned compensation                                                --        (0.1)
   Retained earnings                                                  67.6        43.3
                                                                    ------      ------
      Total shareholders' equity                                     100.7        75.5
                                                                    ------      ------
      Total liabilities and shareholders' equity                    $235.6      $356.7
                                                                    ======      ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
                                   (Unaudited)
                                  (in millions)

                                                          Nine Months Ended
                                                         -------------------
                                                         September   October
                                                          30, 2006   1, 2005
                                                         ---------   -------
Net cash used in operating activities                      $(32.2)    $(37.1)
                                                           ------     ------
Cash flows (used in) provided by investing activities:
   Additions to property and equipment                       (1.6)      (1.0)
   Proceeds from sale of furniture and equipment               --        0.6
                                                           ------     ------
Net cash used in investing activities                        (1.6)      (0.4)
                                                           ------     ------
Cash flows used in financing activities:
   Payments on mortgage note                                 (0.8)        --
                                                           ------     ------
Net cash used in financing activities                        (0.8)        --
                                                           ------     ------
Cash flows from discontinued operations (REVISED):
   Net cash (used in) provided by operating activities
      of discontinued operations                            (93.3)       2.1
                                                           ------     ------
Net decrease in cash and cash equivalents                  (127.9)     (35.4)
Cash and cash equivalents, beginning of period              196.1      189.6
                                                           ------     ------
Cash and cash equivalents, end of period                   $ 68.2     $154.2
                                                           ======     ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

THE COMPANY

Footstar, Inc., ("Footstar", the "Company", "we", "us", or "our") is a holding company that operates its businesses through its subsidiaries. We are principally a retailer selling family footwear through licensed footwear departments and wholesale arrangements.

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

On July 2, 2005, the Company and Kmart Corporation ("Kmart") entered into an agreement (the "Kmart Settlement") with respect to the assumption of the Master Agreement with Kmart, effective July 1, 1995, as amended (the "Master Agreement"), which was effective as of January 2, 2005, and allowed us to continue operating the footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement (the "Amended Master Agreement"). See Note 6 "Relationship with Kmart".

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending December 30, 2006.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2006, there have been no material changes to any of our significant accounting policies, except for the accounting for stock compensation, described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (R), "Share Based Payment," revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. See Note 10 "Stock-Based Compensation Plans."

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

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. FASB Statement No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt FASB Statement No. 158 as of December 30, 2006. We are currently evaluating the potential impact of the adoption of FASB Statement No. 158 on our consolidated financial position, results of operations and cash flows.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

In addition, FASB Statement No. 158 requires that a company measure defined benefit plan assets and obligations at its year-end balance sheet date. We currently use our year-end balance sheet date as our measurement date and, as a result, that new requirement will not affect us.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

5.   DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported our results of the discontinued operations as a separate component of operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the third quarter of 2006 and 2005 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

Net sales, operating income (loss), interest expense, benefit from income taxes and loss from discontinued operations for the three and nine months ended September 30, 2006 and October 1, 2005 were as follows (in millions):

                                        Three Months Ended            Nine Months Ended
                                    --------------------------   --------------------------
                                    September 30,   October 1,   September 30,   October 1,
                                        2006           2005         2006            2005
                                    -------------   ----------   -------------   ----------
Net sales                               $ --          $  --          $  --         $  --
Operating income (loss) from
   discontinued operations               0.2            0.3           (0.1)          0.6
Interest expense                          --            0.4            0.6           1.1
Provision for income taxes                --            0.4             --            --
                                        ----          -----          -----         -----
Loss from discontinued operations       $0.2          $(0.5)          (0.7)        $(0.5)
                                        ====          =====          ======        =====

6.   RELATIONSHIP WITH KMART

The business relationship with Kmart is extremely important to us. The Kmart licensed footwear departments account for substantially all of our sales and operating profit from continuing operations. The loss of this operation, a significant reduction in customer traffic in Kmart stores or the closing or conversion of a significant number of additional Kmart stores would have a material adverse effect on us.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

We operated the footwear departments in 1,393 Kmart stores as of September 30, 2006.

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

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments in any four consecutive fiscal quarters are less than $550.0 million, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Forty-six stores have been closed or converted from August 25, 2005 through September 30, 2006, of which 33 were subject to the $11,000 claim per store as discussed below. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive fiscal quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below), if it terminates our licenses to operate a certain number of shoe departments in Kmart stores by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year before having to pay us the stipulated loss value, is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005, 61 stores were disposed of, closed or converted. In 2006, through September 30, 2006, 28 stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value for each store above the cap equal to $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008.

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

Kmart has a claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all such claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, these claims for remaining stores will not be waived and will become immediately due and payable.

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Settlement. Such fees were $29.4 million and $30.1 million for the three months ended September 30, 2006 and October 1, 2005, respectively and $91.3 million and $94.5 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. As of September 30, 2006 and December 31, 2005, we had outstanding accounts receivable due from Kmart of $8.7 million and $5.2 million, respectively, which were subsequently collected in October 2006 and January 2006, respectively.

7.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations not subject to compromise consisted of the following (in millions):

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    2006            2005
                                               -------------   -------------
ASSETS
   Prepaid expenses and other current assets        $ --            $0.1
                                                    ----            ----
                                                    $ --            $0.1
                                                    ====            ====
LIABILITIES
   Accrued expenses                                 $2.4            $7.4
   Other long-term liabilities                       0.3              --
                                                    ----            ----
                                                    $2.7            $7.4
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

Liabilities subject to compromise consisted of the following (in millions):

                        SEPTEMBER 30,   DECEMBER 31,
                             2006           2005
                        -------------   ------------
Accounts payable           $ --           $ 56.0
Accrued expenses            4.5             64.4
Long-term liabilities        --              5.1
                           ----           ------
   Total                   $4.5(a)        $125.5(a)
                           ====           ======

(a) Includes approximately $3.8 and $92.3 of liabilities subject to compromise from discontinued operations as of September 30, 2006 and December 31, 2005, respectively.

9.   REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three and nine months ended September 30, 2006 and October 1, 2005 (in millions):

                                                Three Months Ended            Nine Months Ended
                                            --------------------------   --------------------------
                                            September 30,   October 1,   September 30,   October 1,
                                                 2006          2005           2006          2005
                                            -------------   ----------   -------------   ----------
Store and distribution center closing and
  related asset impairment costs                $ --          $  --          $  --         $ 0.1
Professional fees                                0.2            4.9            1.4          14.9
Trustee fees                                      --            1.1            0.1           3.1
Gain on disposition of
  bankruptcy claims                               --             --           (0.5)           --
Interest income                                   --           (1.5)          (0.7)         (4.0)
                                                ----          -----          -----         -----
   Total                                        $0.2          $ 4.5          $ 0.3         $14.1
                                                ====          =====          =====         =====

10.  STOCK-BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) ("FAS 123R"), "Share-Based Payment," revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, we are required to recognize compensation expense for (i) all awards granted after the adoption date, and (ii) the unvested portion of previously granted options that remain outstanding as of the adoption date. We recorded compensation expense during the three and nine months ended September 30, 2006 of $0.3 million and $1.0 million, respectively. Prior amounts have not been restated.

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

The following table details the effect on the Company's net income and basic and diluted net income per share had compensation expense for stock-based awards been recorded in the three and nine months ended October 1, 2005 based on the fair-value method under SFAS 123 (in millions, except per share amounts).

                                                         Three Months      Nine Months
                                                            Ended             Ended
                                                       October 1, 2005   October 1, 2005
                                                       ---------------   ---------------
Net loss:                                                  $ (7.3)           $ (7.8)
   Reported
   Add: Non-cash employee compensation, as reported            --               0.1
   Deduct: Stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of taxes                    (0.3)             (1.1)
                                                           ------            ------
   Pro forma, net loss                                     $ (7.6)           $ (8.8)
                                                           ======            ======
Basic and diluted net loss per share, as reported          $(0.35)           $(0.38)
                                                           ======            ======
Basic and diluted net loss per share, pro forma            $(0.37)           $(0.43)
                                                           ======            ======

There were no options granted in the nine months ended September 30, 2006 and October 1, 2005.

As of September 30, 2006 there was $0.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of four months.

As of September 30, 2006 there was $1.2 million of unrecognized compensation costs related to restricted stock, restricted stock units and performance-based stock awards. These costs are expected to be recognized over a weighted average period of 26 months.

2006 NON-EMPLOYEE DIRECTOR STOCK PLAN

Upon our emergence from bankruptcy on February 7, 2006, the 2006 Non-Employee Director Stock Plan (the "2006 Director Stock Plan") became effective and the 1996 Director Stock Plan was frozen. The 2006 Director Stock Plan allows for the grant of up to 458,044 shares of common stock of the Company (the "Common Stock").

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

As of September 30, 2006 there was $0.2 million of unrecognized compensation costs related to Director Stock units. These costs are expected to be recognized over a weighted average period of 14 months.

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

The following table reflects average shares outstanding used to compute basic and diluted earnings (loss) per share (in millions):

                                               Three Months Ended            Nine Months Ended
                                           --------------------------   --------------------------
                                           September 30,   October 1,   September 30,   October 1,
                                                2006          2005           2006          2005
                                           -------------   ----------   -------------   ----------
Average shares outstanding                      20.9          20.3           20.8          20.3
Average contingently issuable shares (1)         0.1           0.2            0.1           0.2
                                                ----          ----           ----          ----
Average shares outstanding - basic              21.0          20.5           20.9          20.5
                                                ====          ====           ====          ====
Average shares outstanding - diluted (2)        21.0          20.5           20.9          20.5
                                                ====          ====           ====          ====

(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During both the three and nine months ended October 1, 2005 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. There were no assumed shares having an anti-dilutive effect on EPS in any period. Shares having exercise prices greater than the Company's market price per share and therefore excluded from the calculation of diluted earnings per share, totaled 585,010 shares for the three and nine months ended September 30, 2006 and 742,751 shares for the three and nine months ended October 1, 2005.

12.  INCOME TAXES

Upon our emergence from bankruptcy on February 7, 2006, the Company realized approximately $51 million of tax deductible expenses thereby creating a loss for tax purposes in excess of the book income for the nine months ended September 30, 2006. In addition, we have recorded a non-cash valuation allowance on the net deferred tax asset. The 2006 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Although the Kmart Settlement was effective as of January 2, 2005, the effective date for tax purposes was August 25, 2005, the date the Kmart Settlement was approved by the Court. As a result, two tax periods were required for fiscal 2005. Due to the minority interest in each Shoemart store for the period January 2, 2005 through August 25, 2005, we could not file a consolidated federal tax return. As losses from stores could not therefore be offset against profits from other stores, this resulted in an unusually high estimated effective tax rate in 2005. As the minority interests are eliminated as of August 25, 2005, federal tax returns will be filed on a consolidated basis for periods subsequent to this date.

13.  COMMITMENTS AND CONTINGENCIES

Kmart Relationship

In connection with the Kmart Settlement, all outstanding litigation between Kmart and us has been settled. See Note 6 "Relationship with Kmart." The Amended Master Agreement expires at the end of 2008.

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

Restatement Related Litigation

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, we notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the staff of the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a formal order in that investigation empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents.

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

Other Litigation Matters

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas alleges infringes on its registered three stripe trademark. While it is too early in litigation to predict the outcome of the claims against us, we believe that we have meritorious defenses to the claims asserted by Adidas and have filed an answer denying the allegations. The Company has recorded a reserve to cover the potential exposure relating to this litigation, which reserve was not material to the financial condition, results of operation or liquidity of the Company. In addition, the Company does not believe an amount of loss in excess of recorded amounts is reasonably possible.

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. In July, 2006, NAFTA amended its claim to $9.1 million plus legal fees and expenses. We objected to their initial and amended claim and reserved all rights to continue to object to and challenge any claim by NAFTA on the basis that we do not owe any amounts to NAFTA. This claim, which is an adversary proceeding in the bankruptcy court, is currently in the discovery phase. While it is too early to predict the outcome of this adversary proceeding, we intend to continue to object and vigorously defend the proof of claim submitted by NAFTA. As a result we are unable to estimate the amount of liability, if any, in the case of an unfavorable outcome. In addition, the Company does not believe an amount of loss in excess of recorded amounts is reasonably possible.

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

FMI Agreement

During our bankruptcy, we sold certain assets, including, among other things, our distribution center in Mira Loma, California ("Mira Loma"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, FMI is the Company's exclusive provider of receiving, warehousing and physical distribution services for (a) imported product where the Company or its subsidiaries are the importer of record or (b) landed or domestic shipments controlled within the Company's supply chain. In 2006, we are obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, there are no specified minimum payments due under the FMI Agreement. The Company's obligation with respect to each calendar year commencing with 2007 through the end of the term of the FMI Agreement is to provide FMI with an estimated total unit volume, if any, prior to the start of such year. Such estimated unit volume, if any, will be the Company's basis for any minimum quantity commitment for such year.

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

The Company's business in Kmart stores is the Company's only continuing business and substantially all of the Company's continuing net sales and profits result from this business. The Kmart Settlement will result in the liquidation of the Company's Kmart business no later than the end of December 2008. If the Company fails to develop viable business alternatives to offset this business, the Company will almost certainly be forced to liquidate its business when the Kmart relationship ends.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

OVERVIEW

The following points highlight the first nine months of operations of 2006 for the Company and our financial condition as of September 30, 2006:

-    On February 7, 2006, the Company successfully emerged from bankruptcy;

- As of September 30, 2006, we operated in 1,393 Kmart stores compared with 1,425 stores on October 1, 2005, and as of September 30, 2006, we operated in 849 Rite Aid stores in the western region of the United States, compared with 857 stores on October 1, 2005;

- Operating profit increased to $24.3 million for the nine month period ended September 30, 2006 as compared to an operating profit of $12.8 million for the nine month period ended October 1, 2005 primarily due to a reduction in corporate overhead and other selling, general and administrative expenses in connection with our emergence from bankruptcy, as well as an increase in gross profit percentage which offset a decrease in revenue;

- The Company used $125.5 million in cash (from operating activities of its continuing and discontinued operations) during the first nine months of 2006, of which $123.8 million related to the payment of pre-petition claims and related interest upon our emergence from bankruptcy;

- As of September 30, 2006, the Company had $68.2 million in cash and cash equivalents with no loans outstanding under the Credit Facility and standby letters of credit thereunder totaling $10.7 million. The Company had $62.5 million available for additional borrowing under the Credit Facility as of September 30, 2006.

     KMART SETTLEMENT

Our business relationship with Kmart is extremely important to us. The licensed footwear departments in Kmart now provide substantially all of our sales and profits. See Note 6 "Relationship with Kmart" in the Notes to the Condensed Consolidated Financial Statements.

     BUSINESS RELATIONSHIP WITH WAL-MART STORES

Until December 31, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Beginning in January 2006, Wal-Mart stopped purchasing Thom McAn product for any of its stores in the United States. However, Wal-Mart has continued to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and has continued to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands. The wholesale arrangement with Wal-Mart is on an order-by-order basis; therefore, there can be no certainty regarding future business with Wal-Mart. For the three months ended September 30, 2006, we had sales of approximately $2.8 million to Wal-Mart stores in the United States and Puerto Rico, down from approximately $8.3 million for the three months ended October 1, 2005. For the nine months ended September 30, 2006, we had sales of approximately $6.5 million to Wal-Mart stores in the United States and Puerto Rico, down from approximately $23.0 million for the nine months ended October 1, 2005.

     PRODUCT SOURCING

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Approximately 99% of our products are manufactured in China where the cost of labor has increased. A portion of our footwear product is comprised of petrochemical products which have risen in price dramatically over the past year. Furthermore, higher product prices could

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

result from China's July 2005 currency revaluation which allows the value of the Yuan to link to a trade-weighted basket of currencies rather than being pegged to the U.S. dollar at a fixed rate. Although we pay for finished goods in U.S. dollars, it is possible that these costs could be passed on to us through higher product costs. As a result of these issues, the Company has begun to shift manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company's financial results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED OCTOBER 1, 2005

The following is a discussion of the results of operations for the three months ended September 30, 2006 compared with the three months ended October 1, 2005 (in millions):

2006 VERSUS 2005

                                              % OF SALES -   % OF SALES -
                             2006     2005        2006           2005
                            ------   ------   ------------   ------------
Net Sales                   $153.6   $161.7       100.0         100.0
                            ------   ------       -----         -----
Gross Profit                  45.8     47.8        29.8          29.6
SG&A Expenses                 38.1     42.0        24.8          26.0
Depreciation/Amortization      2.0      1.6         1.3           1.0
                            ------   ------       -----         -----
Operating Profit            $  5.7   $  4.2         3.7           2.6
                            ------   ------       -----         -----

NET SALES

Net sales decreased $8.1 million, or 5.0%, to $153.6 million in 2006 compared with $161.7 million in 2005. Shoemart sales decreased by $3.6 million or 2.4% from $148.9 million in 2005 to $145.3 million in 2006 which was due to a comparable store sales decrease of .5% and average store counts that were down 2.9% versus the prior year period. Rite Aid sales were essentially flat during the third quarter. The balance of the sales decrease was the result of no longer selling Thom McAn product within Wal-Mart domestic stores effective at the beginning of 2006.

GROSS PROFIT

Gross profit decreased $2.0 million or 4.2% to $45.8 million in 2006 compared with $47.8 million in 2005. The gross profit decrease is largely the result of the sales decrease described above. The overall gross margin rate increased 0.2% due to higher average selling prices realized in the Shoemart business.

SG&A EXPENSES

SG&A expenses decreased $3.9 million, or 9.3%, to $38.1 million in 2006 compared with $42.0 million in 2005. The overall SG&A rate as a percentage of sales decreased to 24.8% in 2006 versus 26.0% in 2005. SG&A expenses were reduced due to a reduction in the number of open Shoemart stores along with reduced corporate overhead resulting from our emergence from bankruptcy.

                    FOOTSTAR, INC. and SUBSIDIARY COMPANIES

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.4 million to $2.0 million in 2006 compared with $1.6 million in 2005 due to higher trademark amortization expense recorded in 2006.

OPERATING PROFIT

Operating profit increased $1.5 million to $5.7 million in 2006 compared with $4.2 million in 2005 primarily due to the increase in the gross margin rate and decrease in expenses noted above.

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2006 and 2005 (in millions):

                    2006    2005
                    ----   -----
Professional fees   $0.2   $ 4.9
Trustee fees          --     1.1
Interest income       --    (1.5)
                    ----   -----
   Total            $0.2   $ 4.5
                    ====   =====

Reorganization items decreased $4.3 million to $0.2 million in 2006 compared with $4.5 million in 2005 primarily because we emerged from bankruptcy on February 7, 2006.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During the third quarter 2006 and 2005, interest income of $0 million and $1.5 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED OCTOBER 1, 2005

The following is a discussion of the results of operations for the nine months ended September 30, 2006 compared with the nine months ended October 1, 2005 (in millions):

2006 VERSUS 2005

                                              % OF SALES -   % OF SALES -
                             2006     2005        2006           2005
                            ------   ------   ------------   ------------
Net Sales                   $478.1   $509.1       100.0          100.0
                            ------   ------       -----          -----
Gross Profit                 150.1    154.7        31.4           30.4
SG&A Expenses                119.3    136.6        25.0           26.8
Depreciation/Amortization      6.5      5.3         1.4            1.0
                            ------   ------       -----          -----
Operating Profit            $ 24.3   $ 12.8         5.1            2.5
                            ======   ======       =====          =====

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

NET SALES

Net sales decreased $31.0 million, or 6.1%, to $478.1 million in 2006 compared with $509.1 million in 2005. Shoemart sales were approximately $456.0 million in 2006 and $473.0 million in 2005 for a 3.6% decrease during the first nine months of 2006. The Shoemart sales decrease was the result of comparable store sales that were down 0.2% and average store counts that were 4.3% lower than last year. Rite Aid sales through the first nine months of 2006 were up 4.7% or $0.6 million. The balance of the sales decrease during the first nine months of 2006 was the result of no longer selling Thom McAn product within Wal-Mart domestic stores effective at the beginning of 2006.

GROSS PROFIT

Gross profit decreased $4.6 million or 3.0% to $150.1 million in 2006 compared with $154.7 million in 2005. The gross margin decline is due to the lower sales volumes in 2006; however, the gross margin rate improved from 30.4% to 31.4% during 2006. The improvement in gross margin rate is predominantly due to higher average selling prices across both regular and promotional product lines.

SG&A EXPENSES

SG&A expenses decreased $17.3 million, or 12.7%, to $119.3 million in 2006 compared with $136.6 million in 2005. The overall SG&A rate as a percentage of sales decreased to 25.0% in 2006 versus 26.8% in 2005. SG&A expenses were reduced due to a reduction in the number of open Shoemart stores along with reduced corporate overhead resulting from our emergence from bankruptcy.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1.2 million to $6.5 million in 2006 compared with $5.3 million in 2005 due to higher trademark amortization expense recorded in 2006.

OPERATING PROFIT

Operating profit increased $11.5 million to $24.3 million in 2006 compared with $12.8 million in 2005 primarily due to the increase in the gross margin rate and decrease in expenses noted above.

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy were comprised of the following for 2006 and 2005 (in millions):

                                             2006    2005
                                            -----   -----
Store and distribution center closing and
   related asset impairment costs           $  --   $ 0.1
Professional fees                             1.4    14.9
Trustee fees                                  0.1     3.1
Gain on disposition of bankruptcy claims     (0.5)     --
Interest income                              (0.7)   (4.0)
                                            -----   -----
   Total                                    $ 0.3   $14.1
                                            =====   =====

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Reorganization items decreased $13.8 million to $0.3 million in 2006 compared with $14.1 million in 2005 primarily because we emerged from bankruptcy on February 7, 2006.

The disposition of bankruptcy claims resulted in an increase of $0.5 million in income from continuing operations in 2006.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2006 and 2005, interest income of $0.7 million and $4.0 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our current balances in cash and cash equivalents, operating cash flows and borrowings available under our revolving credit facility (the "Credit Facility"). The Credit Facility is structured to support general corporate borrowing requirements. We also continue to benefit from improved payment terms obtained from our vendors and factories overseas, which began in December 2004.

Subsequent to our emergence from Chapter 11 through September 30, 2006, we made payments to creditors totaling $123.8 million, including interest where applicable. These payments exclude claims for approximately $7.3 million which we expect will be paid, with interest where applicable, upon final resolution. Such distributions were and are expected to be paid from existing cash balances.

Net cash used in operating activities of continuing operations for the first nine months of 2006 was $32.2 compared to cash used in operating activities of continuing operations of $37.1 million for the first nine months of 2005. Cash used in operating activities of continuing operations for the first nine months of 2006 offset net income of $24.3 million and consisted primarily of payments of pre-petition claims and interest of $31.0 million, an increase in inventory of $20.7 million and a reduction of accounts payable and accrued expenses of $49.8 million, primarily related to the payment of emergence related expenses. In addition, the Company decreased prepaid expenses, deferred charges and other assets by approximately $10.5 million, which primarily related to the collection of income tax refunds. In the first nine months of 2005, the Company used $37.1 million in cash from operating activities of continuing operations primarily from a decrease in accounts payable, accrued expenses and amount due Kmart under the Kmart Settlement.

Cash used in investing activities was $1.6 million and $0.8 million in financing activities in the first nine months of 2006 compared to using $0.4 million in cash in investing activities and $0 million in cash in financing activities in the first nine months of 2005.

Cash used in operating activities of discontinued operations was $93.3 million in the first nine months of 2006 compared with cash provided by operating activities of discontinued operations of $2.1 million in the first nine months of 2005. Cash used in operating activities of discontinued operations for the first nine months of 2006 consisted primarily of payments of pre-petition claims and interest.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the impact of subsequent financial results and the timing of the wind-down and ultimate liquidation of our Kmart business, many of which are beyond our control. If the Company does not develop viable business alternatives to offset the termination of its Kmart business, it is expected that the Company will be required to liquidate its business by no later than the end of 2008. Although we cannot reasonably assess the impact of these or other uncertainties, we believe that our current cash, together with cash generated from operations and borrowings available under our Credit Facility, will be sufficient to fund our expected operating expenses, capital expenditures and working capital needs during the next 12 to 18 months.

On February 7, 2006, upon our emergence from Chapter 11 we entered into a new $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit). We may borrow up to $100 million under the Credit Facility subject to a sufficient borrowing base (based upon eligible inventory and accounts receivable), and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 and thirty days prior to the termination of the Amended Master Agreement.

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

As of September 30, 2006, the Company had no loans outstanding under the Credit Facility, standby letters of credit outstanding totaling $10.7 million and $62.5 million available for additional borrowings under the Credit Facility.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

The accounting estimates and related risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. As of September 30, 2006, there have been no material changes to any of the critical accounting estimates contained therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of September 30, 2006, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. We do not hold derivative financial investments for trading or speculative purposes.

INTEREST RATES

Revolving loans under our Credit Facility bear interest at rates that are tied to the LIBOR and the Prime Rate and therefore, our condensed consolidated financial statements could be exposed to changes in interest rates. We did not incur loans under our Credit Facility at any point during the nine months ended September 30, 2006, or as of the date of this filing. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company has engaged in interest rate hedging agreements in the past for purposes of limiting portions of interest rate expense in connection with outstanding variable rate debt.

FOREIGN EXCHANGE

A significant percentage of the Company's products are sourced or manufactured offshore, with China accounting for approximately 99% of all sources. Our offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

Historically, China's national currency, the Yuan, was pegged to the U.S. Dollar at a fixed rate. However, in July 2005, the Chinese government revalued the Yuan allowing its value to now link to a trade-weighted basket of currencies. If the exchange rate of the Chinese Yuan were to continue increasing versus the U.S. Dollar, the Company may experience higher product costs with regards to inventory purchased from China.

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

OUR KMART FOOTWEAR DEPARTMENTS ARE OUR ONLY CONTINUING BUSINESS AND SUBSTANTIALLY ALL OF OUR CONTINUING NET SALES AND PROFITS RESULT FROM OUR BUSINESS IN KMART STORES. THE AMENDED MASTER AGREEMENT PROVIDES FOR THE LIQUIDATION OF OUR KMART BUSINESS NO LATER THAN THE END OF DECEMBER 2008 AND ALLOWS FOR EARLIER TERMINATION IF WE FAIL TO MEET THE MINIMUM SALES TESTS, STAFFING OBLIGATIONS OR OTHER PROVISIONS OF SUCH AGREEMENT. IF WE FAIL TO DEVELOP VIABLE BUSINESS ALTERNATIVES TO OFFSET THIS BUSINESS WE WILL ALMOST CERTAINLY BE FORCED TO LIQUIDATE WHEN THE KMART RELATIONSHIP ENDS.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

THERE ARE RISKS ASSOCIATED WITH OUR IMPORTATION OF PRODUCTS.

Approximately 99% of the Company's products are manufactured in China. Substantially all of this imported merchandise is subject to customs duties and tariffs imposed by the United States. Penalties may be imposed for violations of labor and wage standards by foreign contractors.

In addition, China and other countries in which our merchandise is manufactured may, from time to

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                                        Footstar, Inc.


Date: November 8, 2006                  By: /s/ Jeffrey A. Shepard
                                            ------------------------------------
                                            Jeffrey A. Shepard
                                            Chief Executive Officer and
                                            President


Date: November 8, 2006                  By: /s/ Michael J. Lynch
                                            ------------------------------------
                                            Michael J. Lynch
                                            Senior Vice President, Chief
                                            Financial Officer


Date: November 8, 2006                  By: /s/ Craig M. Haines
                                            ------------------------------------
                                            Craig M. Haines
                                            Vice President, Controller,
                                            Principal Accounting Officer