Form 10-K/A
period 2005-12-31
FOOTSTAR INC
filed 2006-12-01
CIK 1011308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

EXPLANATORY NOTE

We are filing this Amendment No. 2 (this "Amendment") to our Annual Report on Form 10-K as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed on March 16, 2006 (the "Original Filing"), in order to amend Item 9A. Item 9A in the Original Filing inadvertently omitted, and Item 9A in this Amendment includes, the conclusions of our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures.

Because the Item 9A changes relate to the entire Form 10-K, this Amendment sets forth the Original Filing in its entirety. This Amendment does not amend any portion of the Original Filing except for the Amendment to Item 9A, and the inclusion of updated certifications of our principal executive and financial officers and an updated consent from our independent accountants. This Amendment thus does not reflect events that have occurred after March 16, 2006, the filing date of the Original Filing, or modify or update the forward looking statements presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our periodic filings made with the SEC subsequent to the filing date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the filing date of the Original Filing. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of the filing date of the Original Filing.

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I ....................................................................    5
Introductory Note .........................................................    5
Item 1. Business ..........................................................   12
General ...................................................................   12
Meldisco ..................................................................   12
Competitive Environment ...................................................   13
Merchandising .............................................................   13
Marketing .................................................................   13
Trademarks and Service Marks ..............................................   14
Employees .................................................................   14
Available Information .....................................................   14
Item 1A. Risk Factors .....................................................   14
Item 1B. Unresolved Staff Comments ........................................   18
Item 2. Properties ........................................................   18
Item 3. Legal Proceedings .................................................   19
Item 4. Submission of Matters to a Vote of Security Holders ...............   20

PART II ...................................................................   21
Item 5. Market Prices for the Registrant's Common Equity and Related
Stockholder Matters .......................................................   21
Item 6. Selected Financial Data ...........................................   22
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations .....................................................   24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   40
Item 8. Financial Statements and Supplementary Data .......................   41
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure ......................................................   41
Item 9A. Controls and Procedures ..........................................   41
Item 9B. Other Information ................................................   44

PART III ..................................................................   45
Item 10. Directors and Executive Officers of the Registrant ...............   45
Item 11. Executive Compensation ...........................................   49
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   56
Item 13. Certain Relationships and Related Transactions ...................   59
Item 14. Principal Accountant Fees and Services ...........................   59

PART IV ...................................................................   60
Item 15. Exhibits, Financial Statement Schedules and Reports on
Form 8-K ..................................................................   60

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

Effective March 4, 2004, we entered into a two year, $300.0 million senior secured Debtor-in-Possession Credit Agreement ("DIP Credit Agreement") with a syndicate of lenders co-led by Bank of America, N.A. (formerly Fleet National Bank ) and GECC Capital Markets Group, Inc. The DIP Credit Agreement was subsequently amended effective August 2, 2004 to reduce the amount of lending commitments available while operating as debtor-in-possession and provide for post-emergence financing ("DIP and Exit Facility").

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)                             2005     2004     2003      2002       2001
                                                 ------   ------   ------   --------   --------
STATEMENT OF OPERATIONS DATA
Net sales                                        $715.4   $800.2   $962.4   $1,321.3   $1,443.2
Cost of sales                                     490.4    535.8    650.3      899.8      986.2
                                                 ------   ------   ------   --------   --------
GROSS PROFIT                                      225.0    264.4    312.1      421.5      457.0
Store operating, selling, general and
   administrative expenses                        183.1    236.1    250.7      308.8      322.2
Depreciation and amortization                       7.7     21.7     19.0       19.9       18.9
Restructuring, asset impairment and other
   charges, net                                      --       --      2.5       14.0        3.3
Loss on Kmart Settlement (1)                         --      6.3       --         --         --
Bad debt expense - Ames Department Stores            --       --       --        9.2         --
Other income                                         --     (9.2)    (5.4)        --         --
Interest expense                                    4.6     11.0     23.4        9.5        3.8
Interest income                                      --       --     (1.1)      (1.1)      (1.6)
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
   INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE      29.6     (1.5)    23.0       61.2      110.4
Reorganization items(2)                           (14.6)   (37.1)      --         --         --
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTERESTS, DISCONTINUED OPERATIONS AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                       15.0    (38.6)    23.0       61.2      110.4
(Provision) benefit for income taxes (3)           (4.2)     2.9    (10.0)     (70.9)     (28.8)
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                         10.8    (35.7)    13.0       (9.7)      81.6
Minority interests in net loss (income)              --     11.0    (17.3)     (37.1)     (44.8)
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS           10.8    (24.7)    (4.3)     (46.8)      36.8
Income (loss) from discontinued operations,
   net of tax (4)                                   4.7    (66.7)   (50.1)     (32.4)     (67.4)
Gain from disposal of Athletic Segment, net of
   tax                                              8.9     21.4       --         --         --
                                                 ------   ------   ------   --------   --------
INCOME (LOSS) FROM OPERATIONS BEFORE
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                       24.4    (70.0)   (54.4)     (79.2)     (30.6)
Cumulative effect of a change in accounting
   principle (5)                                     --       --       --      (24.3)        --
                                                 ------   ------   ------   --------   --------
NET INCOME (LOSS)                                $ 24.4   $(70.0)  $(54.4)  $ (103.5)  $  (30.6)
                                                 ======   ======   ======   ========   ========
BASIC INCOME (LOSS) PER SHARE FROM CONTINUING
   OPERATIONS                                    $ 0.53   $(1.20)  $(0.21)  $  (2.29)  $   1.82
                                                 ======   ======   ======   ========   ========
DILUTED INCOME (LOSS) PER SHARE FROM
   CONTINUING OPERATIONS                         $ 0.53   $(1.20)  $(0.21)  $  (2.29)  $   1.78
                                                 ======   ======   ======   ========   ========

ITEM 6. SELECTED FINANCIAL DATA, CONT.

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)                             2005     2004     2003     2002     2001
                                                 ------   ------   ------   ------   ------
BALANCE SHEET DATA
Current assets:
   Cash and cash equivalents                     $196.1   $189.6   $  1.1   $ 13.4   $ 12.5
   Inventories                                     89.2     98.9    179.7    360.9    389.5
   Other                                           30.3     50.5     39.7     87.5    123.7
   Assets related to discontinued operations        0.1      6.2    284.5       --       --
                                                 ------   ------   ------   ------   ------
   Total current assets                           315.7    345.2    505.0    461.8    525.7
Property and equipment, net                        28.9     35.4    147.2    266.7    256.2
Other assets                                       12.1     13.5     12.5     46.8    116.9
                                                 ------   ------   ------   ------   ------
Total assets                                      356.7    394.1    664.7    775.3    898.8
                                                 ======   ======   ======   ======   ======
Notes payable                                        --       --    198.0    146.8    146.9
Amount due under Kmart Settlement (1)                --     45.0       --       --       --
Other current liabilities                         107.8     98.0    133.2    319.0    322.4
Liabilities related to discontinued operations      7.4      3.5    110.5       --       --
Liabilities subject to compromise                 125.5    152.3       --       --       --
                                                 ------   ------   ------   ------   ------
Total current liabilities                         240.7    298.8    441.7    465.8    469.3
Other long term liabilities                        35.0     38.5     58.9     72.8     81.5
Amount due under Kmart Settlement (1)               5.5      5.5       --       --       --
Minority interests in subsidiaries (1)               --       --     42.2     61.9     70.1
                                                 ------   ------   ------   ------   ------
Total liabilities                                 281.2    342.8    542.8    600.5    620.9
                                                 ------   ------   ------   ------   ------
Shareholders' equity                               75.5     51.3    121.9    174.8    277.9
                                                 ------   ------   ------   ------   ------
Total liabilities and shareholders equity        $356.7   $394.1   $664.7   $775.3   $898.8
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

Corporate expenses (excluding other income, interest income and interest expense) were approximately $2.8 million in fiscal 2005 and $36.5 million in fiscal 2004 and consisted of the following:

     -    General expenses not allocated.

     - Depreciation on assets located at our former headquarters in West Nyack, New York.

     -    Amortization of Company-owned trademarks.

MELDISCO

(dollars in millions)        2005     2004
                            ------   ------
Net Sales                   $715.4   $800.2
                            ------   ------
Gross Profit                 212.1    250.1
SG&A Expenses                180.6    204.8
Depreciation/Amortization      7.4     16.6
Loss on Kmart Settlement        --      6.3
                            ------   ------
Operating Profit            $ 24.1   $ 22.4
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

Corporate expenses (excluding other income, interest income and interest expense), which were approximately $36.5 million in fiscal 2004 and $38.6 million in fiscal 2003, consisted of the following:

     -    General expenses not allocated.

     - Depreciation on assets located at our former headquarters in West Nyack, New York.

     -    Amortization of Company-owned trademarks.

MELDISCO

(dollars in millions)             2004     2003
                                 ------   ------
Net Sales                        $800.2   $962.4
                                 ------   ------
Gross Profit                      250.1    292.7
SG&A Expenses                     204.8    217.4
Depreciation/Amortization          16.6     14.0
Loss on Kmart Settlement            6.3       --
Restructuring, Asset
   Impairment and Other Charge       --      2.3
                                 ------   ------
Operating (Loss) Profit          $ 22.4   $ 59.0
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

Shoemart sales are largely dependent on the number of open Kmart stores and Kmart comparable store sales.

                 Open Kmart   Kmart Store     Shoemart
                   Stores      Comps (A)    Store Comps
                 ----------   -----------   -----------
Full Year 2004      1,482       (11.0)%        (9.8)%
Full Year 2003      1,511        (8.1)%        (7.8)%

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

CONTRACTUAL OBLIGATIONS

The following is a summary of our significant contractual obligations as of December 31, 2005 (in millions):

                                  Payments Due By Period
                   ---------------------------------------------------
                           Less than                            After
                   Total     1 Year    1-3 Years   4-5 Years   5 Years
                   -----   ---------   ---------   ---------   -------
Mortgage payable    $5.3      $1.0        $2.3        $2.0        --
Operating leases     3.4       1.5         1.6         0.3        --
                    ----      ----        ----        ----       ---
   Total            $8.7      $2.5        $3.9        $2.3        --
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firms, the consolidated financial statements of the Company, the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8 are listed below. Specific financial statements and supplementary data can be found beginning on the page listed in the following index:

                                  INDEX                                     PAGE
                                  -----                                     ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Statements of Operations for the Fiscal Years Ended             F-3
   December 31, 2005, January 1, 2005 and January 3, 2004

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

Consolidated Statements of Cash Flows for the Fiscal Years Ended
   December 31, 2005, January 1, 2005, and January 3, 2004                   F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
   ended December 31, 2005, January 1, 2005, and January 3, 2004              63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(A)  DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer, Chief Financial Officer and our Senior Vice President of Financial Reporting and Control (Principal Financial Officers), conducted an evaluation of the effectiveness of the design and operation of the

Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Since the original date of the filing of our Form 10-K for the year ending December 31, 2005 on March 15, 2006, our Senior Vice President of Financial Reporting and Control (who was then our Principal Financial Officer) retired. The principal executive officer and principal financial officers concluded that, as of the Evaluation Date and as of the date of this filing, the Company's disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no changes in the Company's internal control over financial reporting have occurred during the Company's last fiscal quarter of 2005 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(B)  MANAGEMENT'S REPORT ON ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL
     REPORTING

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

(C)  REMEDIATION OF MATERIAL WEAKNESSES

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

(D)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Name, Age and
Director Class                   Principal Occupation and Background              Director Since
-------------------   ---------------------------------------------------------   --------------
Jonathan M.           Elected Chairman of the Board of Footstar, Inc. on               2006
Couchman, 36,         February 7, 2006. Mr. Couchman is the Managing Member of
Class III             Couchman GP LLC, the general partner of Couchman
                      Investments LP, a private investment partnership
                      established November 1, 2001 and the Managing Member of
                      Couchman Capital LLC, the co-investment manager of
                      Couchman International LTD, a private partnership
                      established November 1, 2001. Mr. Couchman is also the
                      Managing Member of Couchman Capital Services LLC, the
                      general partner of Couchman Partners LP, a private
                      investment partnership established November 1, 2001 and
                      the investment manager of Couchman Investments LP and
                      co-investment manager of Couchman International LTD. In
                      addition, Mr. Couchman is the President of Couchman
                      Advisors, Inc., a management and advisory company. From
                      January to September 2001, Mr. Couchman was a
                      Co-Portfolio Manager and Principal at Weiss, Peck &
                      Greer. He is a member of the CFA Institute and the New
                      York Society of Security Analysts.

Name, Age and
Director Class                   Principal Occupation and Background              Director Since
-------------------   ---------------------------------------------------------   --------------
Eugene I. Davis,      Presently Chairman and Chief Executive Officer of                2006
51, Class III         PIRINATE Consulting Group, LLC, a privately-held
                      strategic advisory consulting firm, a company he formed
                      in 1997. Prior to forming PIRINATE, Mr. Davis served as
                      Chief Operating Officer of Total-Tel USA Communications,
                      Inc. He also served as President, Vice Chairman and
                      Director of Emerson Radio Corporation and Vice Chairman
                      of Sport Supply Group, Inc. Mr. Davis presently serves
                      as Chairman of the Boards of Atlas Air Worldwide
                      Holdings, Inc., Cadence Innovation, LLC, and General
                      Chemical Industrial Products, Inc. Also he serves as a
                      Board member of American Commercial Lines, Inc., and
                      TeleCove, Inc.

Adam W. Finerman,     Partner with the law firm of Olshan Grundman Frome               2006
40, Class II          Rosenzweig & Wolosky LLP, based in New York City, since
                      1998. Mr. Finerman practices in the areas of mergers
                      and acquisitions and corporate finance, as well as proxy
                      contests. He also counsels corporate clients on corporate
                      governance practices and related matters, SEC reporting
                      requirements and other public company obligations.

Alan Kelly, 57,       President of Alan Kelly & Associates since January               2006
Class II              2002. From 1988-2001, he served as an officer of Bata
                      Ltd, first as the Chief Financial Officer, then as
                      President of the largest Bata operating group. Mr.
                      Kelly is a Fellow of the Institute of Chartered
                      Accountants of England and Wales.

Gerald F. Kelly,      Interim Chief Information Officer for United Airlines            2006
58, Class I           since November, 2005. From 2002 to 2005 he was a senior
                      executive for Sears, Roebuck & Company and was the Chief
                      Information Officer and Senior Vice President, and
                      Executive Officer and member of the Operating, Capital
                      and Contracts, and Political Action Committees. From
                      December 2001 to October 2002 he was a business advisor.
                      From 1986-2001, Mr. Kelly was an Executive Officer of
                      Payless Shoesource, Inc. of Topeka, K.S., and was a
                      member of Payless's Senior Management, Operating, Capital
                      Expenditure, and Political Action Committees. He is a
                      Member of The Alexis de Tocqueville Society of The United
                      Way of America.

Name, Age and
Director Class                   Principal Occupation and Background              Director Since
-------------------   ---------------------------------------------------------   --------------
Michael O'Hara, 38,   President of Consensus Advisors LLC a position he has            2006
Class I               held since February 2006. From September 2003 to
                      February 2006, he was a Managing Director of Financo,
                      Inc. In May 2002, Mr. O'Hara was appointed the President
                      of the liquidating bankruptcy estates of Casual Male
                      Corp. et al. From January 2000 to May 2002, he served as
                      First Senior Vice President of Corporate Affairs and
                      General Counsel for Casual Male Corp, and its
                      predecessor, J. Baker, Inc. From April 1996 to January
                      2000, he served as the head of Brookstone, Inc.'s real
                      estate and legal departments.

Jeffrey A. Shepard,   Appointed Chief Executive Officer and President of               2005
55, Class III         Footstar on February 7, 2006. He was appointed to the
                      Board of Directors in January 2005. He formerly served
                      as President and Chief Executive Officer of Meldisco
                      since 1996.

George A.             Chairman and CEO of Standard Holding Corporation of              2006
Sywassink, 67,        Charlotte, N.C. since 1987. Mr. Sywassink has 44 years
Class II              work experience in the transportation industry. He
                      serves as Chairman of the Board of Directors for Homes
                      for Children, Inc. of Banner Elk, NC and serves on the
                      Board of Directors of the Appalachian State University
                      Foundation as Chairman of the Investments Advisory
                      Committee. He also is a Board member of the John A.
                      Walker College Business Advisory Council and a trustee
                      of Hiram College, Hiram, Ohio.

Alan I. Weinstein,    Formerly Chairman and Chief Executive Officer of Casual          2006
63, Class I           Male, Inc., a specialty retailer, has over 34 years of
                      experience in the retail industry. Mr. Weinstein is
                      affiliated with AICPA and NYSCPA and is a member of the
                      Board of Massachusetts Eating Disorders and a member of
                      the Board and First Vice President of a camp
                      specializing in physically and mentally challenged
                      children.

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

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                                ---------------------------------------
                                                                                         AWARDS
                                               ANNUAL COMPENSATION              ------------------------      PAYOUTS
                                    -----------------------------------------   Restricted/                ------------
                                                                   Other          Deferred    Securities     All Other
Name and Principal         Fiscal                                  Annual         Stock(1)    Underlying   Compensation
Position                    Year    Salary($)      Bonus($)   Compensation($)   Award(s)($)   Options(#)      ($)(2)
------------------         ------   ---------     ---------   ---------------   -----------   ----------   ------------
Dale W. Hilpert             2005      850,000     2,550,000      366,179(3)          0             0           3,075
Chairman of the Board,      2004    2,108,654(4)          0      261,734(3)          0             0           3,075
Chief Executive Officer
and President

Jeffrey A. Shepard,         2005      651,596     1,801,149       39,447(5)          0             0           9,025
Executive Vice President    2004      588,808             0       26,288(5)          0             0           9,025
                            2003      561,500       368,550            0             0             0           8,000

Stephen R. Wilson,          2005      446,000       111,500            0             0             0           7,175
Executive Vice              2004      463,154             0            0             0             0           7,175
President, Chief            2003      439,538       223,000            0             0             0           2,500
Administrative Officer

Maureen Richards, Senior    2005      337,692       536,250            0             0             0           7,525
Vice President, General     2004      333,077             0            0             0             0           7,525
Counsel and Corporate       2003      300,076       137,250            0             0             0           7,000
Secretary

Richard Robbins             2005      275,000       402,188            0             0             0           1,025
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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                            (c)
                                                                                                    Number of securities
                                                 (a)                                              remaining available for
                                     Number of securities to be                (b)                 future issuance under
                                       issued upon exercise of      Weighted-average exercise    equity compensation plans
                                        outstanding options,          price of outstanding         (excluding securities
           Plan category                 warrants and rights      options, warrants and rights    reflected in column (a))
           -------------             --------------------------   ----------------------------   -------------------------
Equity compensation plans
   approved by security holders(1)             566,034                         $28                       1767,866

Equity compensation plans not
   approved by security holders(2)             320,556                         $30                       1,577,653
                                               -------                         ---                       ---------
   Total                                       886,590                         $29                       3,345,519
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

                                    2005       2004       2003
                                  --------   --------   --------
Audit fees (1)                    $945,000   $900,000   $900,000
Audit-related fees (2)              20,000     19,000     16,800
                                  --------   --------   --------
   Audit and audit related fees    965,000    919,000    916,800
Tax fees                                --         --         --
                                  --------   --------   --------
   Total fees                     $965,000   $919,000   $916,800
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

Consolidated Statements of Cash Flows for the Fiscal Years ended
   December 31, 2005, January 1, 2005 and January 3, 2004                    F-6

Notes to Consolidated Financial Statements                                   F-7

(A)(2) SCHEDULE

The following schedule is included in Part IV of this report:

                                                                            Page
                                                                            ----
   Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
      ended December 31, 2005, January 1, 2005 and January 3, 2004           62

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         INDEX                                     PAGE
                         -----                            ----------------------
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


/s/ Amper, Politziner & Mattia, P.C.
Edison, New Jersey
March 1, 2006

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE FISCAL YEARS ENDED
                                                             -----------------------------------------------------
                                                             DECEMBER 31, 2005   January 1, 2005   January 3, 2004
                                                             -----------------   ---------------   ---------------
Net sales                                                         $715.4             $800.2            $962.4
Cost of sales                                                      490.4              535.8             650.3
                                                                  ------             ------            ------
GROSS PROFIT                                                       225.0              264.4             312.1
Store operating, selling, general and administrative
   expenses                                                        183.1              236.1             250.7
Depreciation and amortization                                        7.7               21.7              19.0
Loss on Kmart Settlement                                              --                6.3                --
Restructuring, asset impairment and other charges, net                --                 --               2.5
Other income                                                          --               (9.2)             (5.4)
Interest expense                                                     4.6               11.0              23.4
Interest income                                                       --                 --              (1.1)
                                                                  ------             ------            ------
INCOME (LOSS)  BEFORE REORGANIZATION ITEMS, INCOME TAXES,
   MINORITY INTERESTS AND DISCONTINUED OPERATIONS                   29.6               (1.5)             23.0
Reorganization items                                               (14.6)             (37.1)               --
                                                                  ------             ------            ------
INCOME (LOSS)  BEFORE INCOME TAXES, MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                                          15.0              (38.6)             23.0
(Provision) benefit for income taxes                                (4.2)               2.9             (10.0)
                                                                  ------             ------            ------
INCOME (LOSS)  BEFORE MINORITY INTERESTS AND DISCONTINUED
   OPERATIONS                                                       10.8              (35.7)             13.0
Minority interests in net loss (income)                               --               11.0             (17.3)
                                                                  ------             ------            ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            10.8              (24.7)             (4.3)
Income (loss) from discontinued operations, net of tax               4.7              (66.7)            (50.1)
Gain from disposal of Athletic Segment, net of tax                   8.9               21.4                --
                                                                  ------             ------            ------
NET INCOME (LOSS)                                                   24.4             $(70.0)           $(54.4)
                                                                  ======             ======            ======
AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted                                                   20.5               20.5              20.5
                                                                  ======             ======            ======
INCOME (LOSS) PER SHARE:
Basic and diluted:
   Income (loss) from continuing operations                       $ 0.53             $(1.20)           $(0.21)
   Income (loss) from discontinued operations                       0.66              (2.21)            (2.44)
                                                                  ------             ------            ------
   Net income (loss)                                              $ 1.19             $(3.41)           $(2.65)
                                                                  ======             ======            ======


          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 31, 2005   January 1, 2005
                                                      -----------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                $196.1             $189.6
   Accounts receivable, net                                    8.8               22.1
   Inventories                                                89.2               98.9
   Prepaid expenses and other current assets                  21.5               28.4
   Assets related to discontinued operations                   0.1                6.2
                                                            ------             ------
      Total current assets                                   315.7              345.2
Property and equipment, net                                   28.9               35.4
Intangible assets, net                                        10.0               10.3
Deferred charges and other noncurrent assets                   2.1                3.2
                                                            ------             ------
      Total assets                                          $356.7             $394.1
                                                            ======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise
   Accounts payable                                           60.0               48.0
   Accrued expenses                                           45.9               48.0
   Amount due under Kmart Settlement                            --               45.0
   Income taxes payable                                        1.9                2.0
   Liabilities related to discontinued operations              7.4                3.5
Liabilities subject to compromise                            125.5              152.3
                                                            ------             ------
      Total current liabilities                              240.7              298.8
Other long-term liabilities                                   35.0               38.5
Amount due under Kmart Settlement                              5.5                5.5
                                                            ------             ------
      Total liabilities                                      281.2              342.8
                                                            ------             ------
Shareholders' equity:
   Common stock $.01 par value: 100,000,000 shares
      authorized; 31,084,647 and 31,018,065 shares
      issued                                                   0.3                0.3
   Additional paid-in capital                                342.6              343.1
   Treasury stock: 10,711,569 shares, at cost               (310.6)            (310.6)
   Unearned compensation                                      (0.1)              (0.4)
   Retained earnings                                          43.3               18.9
                                                            ------             ------
      Total shareholders' equity                              75.5               51.3
                                                            ------             ------
      Total liabilities and shareholders' equity            $356.7             $394.1
                                                            ======             ======

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                             Accum.
                                                                                                             Other
                                                                                                            Compre-
                                   Common Stock         Treasury Stock       Add'l    Unearned              hensive
                               -------------------   --------------------   Paid-in    Compen-   Retained   Income
                                 Shares     Amount     Shares      Amount   Capital    sation    Earnings    (Loss)    Total
                               ----------   ------   ----------   -------   -------   --------   --------   -------   ------
BALANCE AS OF DECEMBER 28,
   2002                        30,896,192    $0.3    10,711,569   $(310.6)   $346.3     $(2.9)    $143.3     $(1.6)   $174.8
Comprehensive loss:
   Net loss                            --      --            --        --        --        --      (54.4)       --     (54.4)
   Unrealized gain on
      interest rate swap
      agreement                        --      --            --        --        --        --         --       1.2       1.2
                                                                                                                      ------
Total comprehensive loss                                                                                               (53.2)
Common stock incentive plans       53,766      --            --        --      (1.1)      1.4         --        --       0.3
                               ----------    ----    ----------   -------    ------     -----      -----     -----    ------
BALANCE AS OF JANUARY 3,
   2004                        30,949,958    $0.3    10,711,569   $(310.6)   $345.2     $(1.5)     $88.9     $(0.4)   $121.9
Comprehensive loss:
   Net loss                            --      --            --        --        --        --      (70.0)       --     (70.0)
   Unrealized gain on
      interest rate swap
      agreement                        --      --            --        --        --        --         --       0.4       0.4
                                                                                                                      ------
Total comprehensive loss                                                                                               (69.6)
Common stock incentive plans       68,107      --            --        --      (2.1)      1.1         --        --      (1.0)
                               ----------    ----    ----------   -------    ------     -----      -----     -----    ------
BALANCE AS OF JANUARY 1,
   2005                        31,018,065    $0.3    10,711,569   $(310.6)   $343.1     $(0.4)     $18.9     $  --    $ 51.3
Comprehensive income:                  --      --            --        --        --        --         --        --        --
   Net income                          --      --            --        --        --        --       24.4        --      24.4
                                                                                                                      ------
Total comprehensive income                                                                                              24.4
Common stock incentive plans       66,582      --            --        --      (0.5)      0.3         --        --      (0.2)
                               ----------    ----    ----------   -------    ------     -----      -----     -----    ------
BALANCE AS OF DECEMBER 31,
   2005                        31,084,647    $0.3    10,711,569   $(310.6)   $342.6     $(0.1)     $43.3     $  --    $ 75.5
                               ==========    ====    ==========   =======    ======     =====      =====     =====    ======

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING COSTS

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following (in millions):

                                        2005    2004
                                        ----    ----
Due from Kmart                          $5.2   $17.5
Other - primarily trade                  4.6     5.0
                                        ----   -----
                                         9.8    22.5
Less: Allowance for doubtful accounts    1.0     0.4
                                        ----   -----
   Total                                $8.8   $22.1
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

8.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in millions):

                                         2005    2004
                                        -----   -----
Deferred income taxes(a)                $  --   $ 2.7
Income tax refund receivable and
   other prepaid taxes                   18.8    20.1
Other                                     2.7     5.6
                                        -----   -----
   Total                                $21.5   $28.4
                                        =====   =====

(a)  See Note 19, "Income Taxes"

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations as of December 31, 2005 and January 1, 2005 consisted of the following (in millions). See Note 1 "Business Risks - Bankruptcy Filing," Note 3 "Discontinued Operations" and Note 13 "Liabilities Subject to Compromise" for a further discussion of Athletic Segment liabilities.

                                            2005   2004
                                            ----   ----
ASSETS
Accounts receivable, net                      --    5.9
Prepaid expenses and other current assets    0.1    0.3
                                            ----   ----
                                            $0.1   $6.2
                                            ====   ====
Liabilities
Accrued expenses                            $7.4   $3.5
                                            ----   ----
                                            $7.4   $3.5
                                            ====   ====

10.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in millions):

                                                           Original useful lives (in yrs.)    2005    2004
                                                          --------------------------------   -----   ------
Land                                                                                         $ 3.2   $  3.2
Buildings and improvements                                10-40                               20.3     21.1
Computer hardware and software, equipment and furniture   3-10                                60.3     74.0
Capital leases                                            5                                    --       2.4
Leasehold improvements                                    6 or life of lease, whichever is
                                                          shorter                              0.1      0.2
Construction in progress                                                                       0.3       --
                                                                                             -----   ------
                                                                                              84.2    100.9
                                                                                             -----   ------
Less: Accumulated depreciation                                                                55.3     65.5
                                                                                             -----   ------
   Total                                                                                     $28.9   $ 35.4
                                                                                             =====   ======

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

17.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

                          2005    2004
                         -----   -----
Employee benefit costs   $31.1   $32.8
Other                      3.9     5.7
                         -----   -----
   Total                 $35.0   $38.5
                         =====   =====

18.  LEASES

We leased a warehouse and office facilities through operating leases over periods ranging from five to 15 years. We also lease automobiles, computer hardware and various equipment for shorter periods. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended December 31, 2005 was as follows (in millions):

                      2005     2004    2003
                     ------   -----   -----
Minimum rentals      $  3.2   $ 6.8   $ 7.9
Percentage rentals    100.1    67.3    84.7
                     ------   -----   -----
   Total             $103.3   $74.1   $92.6
                     ======   =====   =====

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage rentals include excess rent fees under the Master Agreement, which, prior to the Kmart Settlement, were contingently based on store profitability.

As of December 31, 2005, the future minimum rental payments under operating leases were as follows (in millions):

2006   $1.5
2007    1.0
2008    0.6
2009    0.3
2010     --

19.  INCOME TAXES

The provision (benefit) provision for income taxes was comprised of the following (in millions):

           2005    2004    2003
           ----   -----   -----
Federal    $3.3   $(3.3)  $ 7.1
State       0.9     0.4     2.9
           ----   -----   -----
   Total   $4.2   $(2.9)  $10.0
           ====   =====   =====

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

Significant components of our deferred tax asset and liabilities for the 2005 and 2004 fiscal years were as follows (in millions):

                                   2005      2004
                                  ------   -------
DEFERRED TAX ASSETS:
   Bankruptcy rejection claims    $ 19.6   $  20.1
   Kmart Settlement Agreement        5.2       2.4
   Restructuring reserves            0.4       0.4
   Inventories                       4.4       4.0
   Postretirement benefits          10.1      10.9
   Employee benefits                 6.2      12.8
   NOL carryforward                 60.1      63.2
   Intangible assets                 5.0       6.2
   Other                             0.4       1.8
                                  ------   -------
Total gross deferred tax assets    111.4     121.8
Less valuation allowance          (109.8)   (116.2)
                                  ------   -------
Total deferred tax assets            1.6       5.6
DEFERRED TAX LIABILITIES:
   Property and equipment           (1.6)     (2.9)
                                  ------   -------
NET DEFERRED TAX ASSETS           $   --   $   2.7
                                  ------   -------

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

                            Number of
                          Shares to be       Weighted
                           Issued upon       Average        Number of Shares     Number of Shares       Number of Shares
                           Exercise of    Exercise Price        Issued,        Remaining Available     Remaining Available
                           Outstanding    of Outstanding   Inception to Date   for Future Issuance,   for Future Issuance,
     Plan Category       Options/Awards      Options        as of 12/31/2005      as of 12/31/05         as of 1/1/2005
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
                             =======            ===            =========             =========              =========

The tables below provide information relating to employee stock options, deferred restricted stock units and performance-based stock awards:

                                              Employee Stock Options
                         ---------------------------------------------------------------
                                2005                  2004                   2003
                         ------------------   --------------------   -------------------
                         EMPLOYEE   AVERAGE     Employee   Average    Employee   Average
                           STOCK     OPTION      Stock      Option     Stock      Option
                          OPTIONS    PRICE      Options     Price     Options     Price
                         --------   -------   ----------   -------   ---------   -------
Outstanding, beginning
   of year                874,735     $30      2,374,836     $30     2,630,379     $30
Cancelled                (200,310)    $30     (1,500,101)    $29      (255,543)    $30
Outstanding, end of
   year                   674,425     $30        874,735     $30     2,374,836     $30
                         --------     ---     ----------     ---     ---------     ---
Exercisable, end of
   year                   587,636                662,098             1,449,251
                         --------             ----------             ---------

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Deferred Restricted Stock Units and Shares and
                                           Performance-Based Stock Awards
                         ------------------------------------------------------------------
                                 2005                   2004                   2003
                         --------------------   --------------------   --------------------
                          DEFERRED               Deferred               Deferred
                         SHARES AND   AVERAGE   Shares and   Average   Shares and   Average
                            UNITS      PRICE       Units      Price       Units      Price
                         ----------   -------   ----------   -------   ----------   -------
Outstanding, beginning
   of year                196,040       $22       373,663      $23       427,739      $30
Granted                        --        --            --       --       119,273      $ 8
Cancelled                 (36,643)      $26      (109,620)     $24      (119,583)     $30
Shares issued             (43,752)      $23       (68,003)     $24       (53,766)     $29
                          -------       ---      --------      ---      --------      ---
Outstanding, end of
   year                   115,645       $20       196,040      $22       373,663      $23
                          =======       ===      ========      ===      ========      ===

Summarized information about stock options outstanding as of December 31, 2005 is as follows:

                                  Options Outstanding
                         -------------------------------------     Options Exercisable
                                         Weighted                ----------------------
                                          Average     Weighted                 Weighted
                                         Remaining     Average                  Average
                            Number      Contractual   Exercise      Number     Exercise
Exercise Price Range     Outstanding   Term (Years)     Price    Exercisable     Price
--------------------     -----------   ------------   --------   -----------   --------
$20 - 29                   434,420          4.1          $24       379,937        $24
$30 - 39                    94,005          3.3          $33        89,179        $33
$40 - 47                   146,000          4.9          $46       118,520        $46
                           -------          ---          ---       -------        ---
Total                      674,425          4.1          $30       587,636        $30

1996 DIRECTOR STOCK PLAN

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table represents our change in benefit obligations (in millions):

                                           2005    2004
                                          -----   -----
Benefit obligation at beginning of year   $18.1   $21.5
Service cost                                0.1     0.2
Interest cost                               0.8     1.0
Amendments                                 (0.4)   (1.9)
Actuarial (gain) loss                      (3.2)   (1.6)
Benefits paid                              (1.5)   (1.4)
Participant contributions                   0.3     0.3
                                          -----   -----
Benefit obligation at end of year          14.2    18.1
Unrecognized net actuarial gain             4.8     2.0
Unrecognized prior service cost             6.9     7.8
                                          -----   -----
Accrued benefit cost (unfunded)           $25.9   $27.9
                                          -----   -----

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     2005   2004
                                     ----   ----
Weighted-average assumptions as of
   December 31
Discount rate                        5.5%   5.5%

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

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2005. The rate was assumed to decrease gradually to 5% for fiscal year 2013 and remain at that level thereafter. The components of our net periodic benefit cost were as follows (in millions):

                                     2005    2004   2003
                                     ----   -----   ----
Service cost                          0.1   $ 0.2   $ 0.3
Interest cost                         0.8     1.0     1.3
Amortization of prior service cost   (1.3)   (1.4)   (1.3)
Recognized net actuarial gain        (0.4)   (0.2)     --
                                     ----   -----   -----
Net periodic benefit cost            (0.8)  $(0.4)  $ 0.3
                                     ----   -----   -----

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

29.  SUMMARY OF QUARTERLY RESULTS - UNAUDITED

(in millions, except per share data)

                                                1ST QTR   2ND QTR   3RD QTR   4TH QTR
                                                -------   -------   -------   -------
NET SALES
   2005                                         $154.8    $192.6    $161.7     $206.3
   2004                                         $176.9    $216.5    $186.0     $220.8
                                                ------    ------    ------     ------
GROSS PROFIT
   2005                                         $ 44.3    $ 62.6    $ 47.8     $ 70.3
   2004                                         $ 55.4    $ 72.5    $ 49.0     $ 87.5
                                                ------    ------    ------     ------
(LOSS) INCOME FROM CONTINUING OPERATIONS
   2005 (4)                                     $ (1.4)   $  0.9    $ (6.8)    $ 18.1
   2004 (2) (3)                                 $(11.9)   $ (7.7)   $ (8.4)    $  3.3
                                                ------    ------    ------     ------

(LOSS) INCOME FROM DISCONTINUED OPERATIONS(1)
   2005 (4)                                     $   --    $   --    $ (0.5)    $ 14.1
   2004                                         $(46.9)   $  3.6    $ (7.3)    $  5.3
                                                ------    ------    ------     ------
NET (LOSS) INCOME
   2005 (4)                                     $ (1.4)   $  0.9    $ (7.3)    $ 32.2
   2004                                         $(58.8)   $ (4.1)   $(15.8)    $  8.7
                                                ------    ------    ------     ------
(LOSS) EARNINGS PER SHARE(4)
   2005 Basic and Diluted
      Continuing operations                     $(0.07)   $ 0.05    $(0.33)    $ 0.88
      Discontinued operations                       --        --     (0.02)      0.69
                                                ------    ------    ------     ------
      Net (loss) income                         $(0.07)   $ 0.05    $(0.35)    $ 1.57
   2004 Basic and Diluted
      Continuing operations                     $(0.57)    (0.38)   $(0.41)    $ 0.16
      Discontinued operations                    (2.29)     0.18     (0.36)      0.26
                                                ------    ------    ------     ------
      Net (loss) income                         $(2.86)   $(0.20)   $(0.77)    $ 0.42

(1) The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, and the exited Meldisco businesses have been accounted for as discontinued operations.

(2) During the fourth quarter of 2004, we recorded a $6.3 million charge in connection with the Kmart Settlement

(3) During the fourth quarter of 2004, we recorded $9.2 million as other income in connection with the settlement of our derivative action lawsuits.

(4) During the fourth quarter of 2005, we recorded an adjustment to our prepetition liabilities, which resulted in $1.5 million in income from continuing operations and $17.2 million in income from discontinued operations. (See Note 13 "Liabilities Subject to Compromise").

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

                                                                     Schedule II

                                                        Additions
                                        Balance at     Charged to
                                         Beginning      Costs and                          Balance at
Description                           of Fiscal Year    Expenses    Deductions(1)(2)   End of Fiscal Year
-----------                           --------------   ----------   ----------------   ------------------
Fiscal Year Ended December 31, 2005
   Allowance for Doubtful Accounts         $0.4           $1.0           $(0.4)               $1.0
   Aged Inventory Reserve                  $0.1           $0.3           $(0.3)               $0.1
   Allowance for Sales Returns             $1.2           $0.5           $(0.9)               $0.8

Fiscal Year Ended January 1, 2005
   Allowance for Doubtful Accounts         $0.3           $0.1           $  --                $0.4
   Aged Inventory Reserve                  $1.0           $ --           $(0.9)               $0.1
   Allowance for Sales Returns             $1.8           $ --           $(0.6)               $1.2

Fiscal Year Ended January 3, 2004
   Allowance for Doubtful Accounts         $2.3           $0.2           ($2.2)               $0.3
   Aged Inventory Reserve                  $0.5           $0.5              --                $1.0
   Allowance for Sales Returns             $0.4           $1.4              --                $1.8

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

10.2(a)   Form of Restricted Stock Agreement with Executive Officers
          (incorporated by reference to Exhibit 10.2(a) to Footstar, Inc.'s Form
          10-K/A filed on March 16, 2006)

10.3(a) Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Current Report on Form
          8-K filed on February 7, 2006).*

10.3(b)   Form of Restricted Stock Agreement with Non-Employee Directors
          (incorporated by reference to Exhibit 10.3(b) to Footstar, Inc.'s Form
          10-K/A filed on March 16, 2006)


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

32.1      Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

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