Form 10-K
period 2006-12-30
FOOTSTAR INC
filed 2007-03-15
CIK 1011308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2006
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

   Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                           ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes     No  X
                                     ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant's reorganization.) Yes X No
                                                                ---    ---

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2006, was approximately $108.6 million based on the closing price on June 30, 2006 of $5.19 per share.

Number of shares outstanding of common stock, par value $.01 per share, as of March 1, 2007: 20,924,814.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Footstar, Inc.'s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                 FOOTSTAR, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I ....................................................................    4
Introductory Note .........................................................    4
Item 1. Business ..........................................................    4
General ...................................................................    4
Competitive Environment ...................................................    5
Merchandising .............................................................    5
Marketing .................................................................    6
Trademarks and Service Marks ..............................................    6
Employees .................................................................    6
Executive Officers of the Registrant ......................................    6
Available Information .....................................................    7
Item 1A. Risk Factors .....................................................    8
Item 1B. Unresolved Staff Comments ........................................   11
Item 2. Properties ........................................................   11
Item 3. Legal Proceedings .................................................   12
Item 4. Submission of Matters to a Vote of Security Holders ...............   14
PART II ...................................................................   14
Item 5. Market for the Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities .........................   14
Item 6. Selected Financial Data ...........................................   16
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations .....................................................   18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   33
Item 8. Financial Statements and Supplementary Data .......................   34
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure ......................................................   34
Item 9A. Controls and Procedures ..........................................   34
Item 9B. Other Information ................................................   37
PART III ..................................................................   37
Item 10. Directors, Executive Officers and Corporate Governance ...........   37
Item 11. Executive Compensation ...........................................   38
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters ...........................................   38
Item 13. Certain Relationships and Related Transactions, and Director
Independence ..............................................................   39
Item 14. Principal Accountant Fees and Services ...........................   39
PART IV ...................................................................   39
Item 15. Exhibits and Financial Statement Schedules .......................   39

Footstar, the Footstar logo, Just For Feet, Thom McAn, Cobbie Cuddlers, Texas Steer and Cara Mia are, or were as of December 30, 2006, trademarks and/or service marks of Footstar, Inc.'s subsidiaries or affiliates. All other trademarks mentioned in this report are the property of their respective owners.

                                     PART I

INTRODUCTORY NOTE

Footstar, Inc., which may be referred to as "Footstar", the "Company", "we", "us" or "our", is today filing this Annual Report on Form 10-K for its fiscal year ended December 30, 2006.

On February 7, 2006, Footstar emerged from bankruptcy and have since made payments to creditors totaling $127.5 million, including applicable interest, pursuant to our Plan of Reorganization (the "Plan"). These payments exclude approximately $1.2 million in claims which we expect will be paid upon final resolution. Creditors were or will be paid in full, plus interest where applicable, from existing cash balances.

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets was greater than its post petition liabilities and allowed claims.

The Company has operated licensed footwear departments in discount chains since 1961, and is the only major operator of licensed footwear departments in the United States today. As of December 30, 2006, the Company operated licensed footwear departments in 1,392 Kmart Corporation ("Kmart") stores and in 854 Rite Aid Corporation ("Rite Aid") stores located on the West Coast. The Company also supplies certain retail stores, including stores operated by Wal-Mart Stores, Inc. ("Wal-Mart") and Rite Aid, with family footwear on a wholesale basis.

The business relationship between the Company and Kmart is extremely important to us. The licensed footwear departments in Kmart comprise substantially all of our sales and profits. On July 2, 2005, the Company and Kmart entered into an agreement (the "Kmart Settlement") with respect to the assumption, interpretation and amendment of the Master Agreement, which governed our arrangement with Kmart. The Kmart Settlement, which took effect beginning January 2, 2005, allows us to continue operating the footwear departments in Kmart stores pursuant to the Master Agreement as amended by the Kmart Settlement (the "Amended Master Agreement"). The Amended Master Agreement expires at the end of 2008. If we fail to identify, develop and implement viable business alternatives to offset this business (and to date we have not identified, developed or implemented such viable business alternatives) we will almost certainly be forced to liquidate at or prior to the time when the Amended Master Agreement expires. See Note 5 of Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 19, for further discussion on our relationship with Kmart and significant provisions of the Kmart Settlement.

ITEM 1. BUSINESS

GENERAL

The Company sells family footwear through licensed footwear departments and wholesale arrangements.

The Company has operated licensed footwear departments since 1961 and is the only major operator of licensed footwear departments in the United States today.

As of December 30, 2006, the Company operated licensed footwear departments in 1,392 Kmart stores and in 854 Rite Aid drugstores. The Company's licensed footwear operation sells family footwear and lower-priced basic and seasonal footwear in Kmart and Rite Aid stores. In its licensed footwear departments, the Company generally sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear, work shoes and slippers.

As of December 31, 2005, we had been supplying Thom McAn family footwear on a wholesale basis to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. However, beginning in January 2006, Wal-Mart no longer purchased Thom McAn product for any of its stores in the United States, but, it continues to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and continues to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands. Our total sales to Wal-Mart were approximately $8.9 million in fiscal 2006 and approximately $29.6 million in fiscal 2005.

COMPETITIVE ENVIRONMENT

The family footwear business, where the majority of the Company's business is generated, is highly competitive.

Competition is concentrated among a limited number of value-priced retailers and discount department stores, including Kmart, Wal-Mart, Payless ShoeSource, Kohl's, Target and Sears, with a number of traditional off-price and value retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear.

MERCHANDISING

The Company's merchandising strategy historically has been to continue to build upon its position in family footwear. The essence of this strategy has been to satisfy the Company's customers with high in-stock availability of its footwear products and by offering a wide selection of well-known national brands such as Thom McAn and Cobbie Cuddlers (which are Company-owned). We offer a wide range of quality, value-priced footwear. Key strengths have included style development, quality control, competitive pricing, planning and inventory management.

In its licensed footwear operations, the Company seeks to attract non-footwear shoppers into the footwear departments from other areas of the stores. Its branded products are also intended to differentiate the Company's merchandise from that of its competitors. Brands currently available at the Company's operations include Thom McAn, Cobbie Cuddlers and Texas Steer (which are each Company-owned) and Route 66 and Basic Editions.

The Company's traditional strength has been in quality leather footwear which it currently offers under the Thom McAn brand, as well as seasonal, work, value-priced athletic, women's casual and children's shoes. The Company has traditionally built on its strength in these segments by focusing on customer satisfaction. The Company's "narrow and deep" merchandising strategy and its merchandise planning systems have been designed to ensure that each store is well stocked in product lines that are particularly popular with the Company's core customers. The Company's demand-driven merchandise replenishment system has been designed to permit inventory management at the store, style and size levels. In addition, in order to ensure sufficient quantities of footwear in the desired size, style and color for each season, we are required to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory levels. We must provide consumers with seasonally appropriate merchandise, making our sales highly dependent on seasonal weather conditions.

MARKETING

The Company believes that the typical footwear customer in its licensed footwear departments in Kmart generally resembles the average Kmart softlines shopper: a 25 to 49 year-old woman who is employed at least part-time, has at least one child under the age of 18 and reports a total annual household income between $25,000 and $65,000. The Company's marketing initiatives are designed to support its overall business strategy of increasing purchases among traditional footwear shoppers, as well as appealing to the growing customer segments that include African Americans and Hispanics.

The Company's marketing strategy in its Kmart footwear departments is designed to convey to prospective customers that Kmart carries the right value combination of brands, product selection, quality, comfort and price to make Kmart footwear departments their footwear destination of choice. This message is communicated primarily through weekly advertising in newspaper inserts and in-store presentations. Kmart's weekly newspaper inserts had a weekly circulation of approximately 43 million as of December 30, 2006.

TRADEMARKS AND SERVICE MARKS

Footstar or its subsidiaries own all rights in the United States to the marks Thom McAn, Cobbie Cuddlers and Cara Mia for use in connection with footwear and/or related products and services. The Company or its subsidiaries have registered or have common law rights in the United States to over 100 trademarks and/or service marks under which we have marketed merchandise or services. Where it has been deemed important, the Company has registered its trademarks and service marks in foreign countries in which it operates or may operate in the future. We vigorously protect our trademarks and service marks both domestically and internationally. We do not believe, however, that any material portion of our business is substantially dependent on any of our trademarks.

EMPLOYEES

As of December 30, 2006, we had 3,901 employees, of which 1,210 were full-time and 2,691 were part-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the executive officers of the Company as of March 1, 2007:

Jeffrey A. Shepard, age 56, was appointed Chief Executive Officer and President of Footstar on February 6, 2006. He has been a member of the Board of Directors since January 2005. He formerly served as the Executive Vice President of Footstar and President and Chief Executive Officer of Meldisco. Mr. Shepard was an executive officer of Footstar at the time it filed for reorganization under Chapter 11 in March 2004.

William Lenich, age 58, became an Executive Vice President of Footstar on February 7, 2006. Prior to that, he was the Executive Vice President of Meldisco since joining Meldisco in 2002. From February 2001 to August 2002, he was President and COO at R.G. Barry Corporation, the world's leading maker of comfort footwear and slippers. From 1990 to 2000, he was President and COO, Retail and International at Nine West Group.

Dennis M. Lee, age 57, became Senior Vice President, Human Resources of Footstar on February 7, 2006. Prior to that, he served as Senior Vice President, Human Resources of Meldisco since joining Meldisco in July 2004. Prior to joining Footstar, he served as an Assistant Professor in Residence for Human Resource Management, College of Continuing Studies and School of Business at the University of Connecticut and was Senior Vice President Human Resources and Logistics for the Venator Group.

Michael J. Lynch, age 40, became the Chief Financial Officer - Senior Vice President of Footstar on February 7, 2006. Prior to that, he served as Senior Vice President of Finance of Meldisco. Since joining the Company in August 1995, he also served as the Division Vice President-Finance at both Footstar Athletic and Meldisco.

Randall Proffitt, age 61, became Senior Vice President, Store Operations of Footstar on February 7, 2006. Prior to that, he held such position at Meldisco since 1995. From 1984 to 1994, Mr. Proffitt was Vice President, Store Operations at Meldisco.

Maureen Richards, age 50, has been the Senior Vice President, General Counsel and Corporate Secretary of Footstar since March 2001 and was an executive officer of Footstar at the time it filed for reorganization under Chapter 11 in March 2004. From October 1996 to March 2001, Ms. Richards was Vice President, General Counsel and Corporate Secretary of Footstar.

Stuart E. Werner, age 46, became Senior Vice President and Chief Information Officer of Footstar on February 7, 2006. Prior to that, he held the same position at Meldisco which he joined in July 2004. From August 2003 to June 2004 he was an independent consultant. From 1997 to July 2002 he was a Partner with Andersen Business Consulting, and a Managing Director with BearingPoint, which acquired the majority of Andersen Business Consulting, from July 2002 to July 2003.

Craig M. Haines, age 34, became the Company's Vice President and Controller, and Principal Accounting Officer on March 31, 2006. Mr. Haines has been the Company's Vice President and Controller since June 2005. From November 2002 through May 2005, Mr. Haines served as Executive Vice President, Finance and Administration for National Vision Administrators, LLC. Mr. Haines was Senior Manager at Ernst & Young LLP from June 2002 through October 2002 and Manager at Arthur Andersen LLP from January 2000 through May 2002.

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

A copy of Footstar's Corporate Governance Guidelines and its Code of Conduct and Compliance Program are posted on the Corporate Governance section of the Company's website, www.footstar.com, and are available in print to any shareholder who requests copies by contacting Maureen Richards, Senior Vice President, General Counsel and Corporate Secretary, at the Company's principal executive office set forth above.

ITEM 1A. RISK FACTORS

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company or its management. See "Forward-Looking Statements" in Item 7 for additional risk factors.

OUR OPERATION OF THE FOOTWEAR DEPARTMENTS IN KMART STORES ACCOUNTS FOR SUBSTANTIALLY ALL OF OUR NET SALES AND PROFITS. OUR AGREEMENT WITH KMART PROVIDES FOR THE TERMINATION OF THIS BUSINESS BY NO LATER THAN THE END OF DECEMBER 2008 AND PERMITS EARLIER TERMINATION IF WE FAIL TO MEET THE MINIMUM SALES TESTS, STAFFING OBLIGATIONS OR OTHER PROVISIONS OF SUCH AGREEMENT. IF WE FAIL TO IDENTIFY, DEVELOP AND IMPLEMENT VIABLE BUSINESS ALTERNATIVES TO OFFSET THIS BUSINESS (AND TO DATE WE HAVE NOT IDENTIFIED, DEVELOPED OR IMPLEMENTED SUCH VIABLE BUSINESS ALTERNATIVES) WE WILL ALMOST CERTAINLY BE FORCED TO LIQUIDATE AT OR PRIOR TO THE TIME WHEN THE KMART RELATIONSHIP ENDS.

WE MAY BE UNABLE TO ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success is dependent upon our ability to attract and retain qualified and talented individuals. We have instituted several retention programs designed to retain key executives and employees and will seek to implement additional programs to retain key executives and employees if and when necessary. However, if we are unable to attract or retain key executives and employees, including senior management, and qualified accounting and finance, marketing, and merchandising personnel, or put in place additional retention programs, it could adversely affect our businesses. This risk is acute given the anticipated liquidation of our Kmart business no later than the end of 2008 as a result of the Kmart Settlement.

WE RELY ON KEY VENDORS AND THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE OUR PRODUCTS.

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. If the terms under which these vendors deal with us, including payment terms, change adversely, there could be a material adverse impact on our operations and financial condition. Also, if these foreign manufacturers are unable to secure sufficient supplies of raw materials or maintain adequate manufacturing capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if manufacturing costs increase, our cost of acquiring merchandise could increase. Although we pay for finished goods in U.S. dollars, it is possible that higher costs could be passed on to us through higher product costs. If we cannot recover these cost increases with increased pricing to our customers, it could have a material adverse effect on our operations and financial condition.

The Company manages against possible product cost increases by shifting manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments from these new factories which could unfavorably impact the Company's financial results.

We also depend on third parties to receive, transport and deliver our products. If these third parties are unable to perform for any reason, or if they increase the price of their services as a result of increases in the cost of fuel, there could be a material adverse effect on our operations and financial performance.

INTERNAL CONTROL OVER FINANCIAL REPORTING

DURING FISCAL 2004 WE HAD "MATERIAL WEAKNESSES" IN INTERNAL CONTROL OVER FINANCIAL REPORTING AS DEFINED BY THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD'S AUDIT STANDARD NO. 2 WHICH IN PART RELATED TO OUR RESTATEMENT AND RELATED PROCEEDINGS AND CANNOT ASSURE YOU THAT MATERIAL WEAKNESSES WILL NOT BE IDENTIFIED IN THE FUTURE. OUR FAILURE TO EFFECTIVELY MAINTAIN INTERNAL CONTROL OVER FINANCIAL REPORTING CAN RESULT IN MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS WHICH COULD REQUIRE US TO RESTATE FINANCIAL STATEMENTS, CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION AND HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

Although these material weaknesses identified in fiscal 2004 have been remediated, we cannot assure you that additional other material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in other material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002, and the rules promulgated under Section 404. The existence of a material weakness could also cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

DECLINES IN OUR SALES WILL HAVE A MAGNIFIED IMPACT ON PROFITABILITY BECAUSE OF OUR FIXED COSTS.

A significant portion of our operating expenses are fixed costs that are not dependent on our sales performance, as opposed to variable costs, which vary proportionately with sales performance. These fixed costs include, among other things, the costs associated with operating as a public company and a substantial portion of our labor expenses. If our sales decline we may not be able to reduce our operating expenses proportionately. If our sales fall below certain minimums set forth in our agreement with Kmart, our right to operate in Kmart stores may be terminated, forcing us to liquidate.

WE OPERATE IN THE HIGHLY COMPETITIVE FOOTWEAR RETAILING INDUSTRY.

The family footwear industry, where our business is concentrated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Payless ShoeSource, Kmart, Wal-Mart, Kohl's, Sears and Target, with a number of traditional mid-tier and value-priced retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. The events that caused us to seek bankruptcy put us at a disadvantage with respect to our competitors. In addition, our agreement with Kmart which provides that we will no longer operate the footwear departments in Kmart stores beyond December 31, 2008, at the latest, puts us at a disadvantage with respect to our competitors, many of which are growing rapidly and have substantial financial and marketing resources which are unavailable to us. If we are unable to overcome these disadvantages and our sales fall below certain minimums set forth in our agreement with Kmart, our right to operate in Kmart stores may be terminated, forcing us to liquidate prior to December 31, 2008.

THERE ARE RISKS ASSOCIATED WITH OUR IMPORTATION OF PRODUCTS.

Approximately 96% of the Company's products are directly imported by us and manufactured in China. Substantially all of this imported merchandise is subject to customs duties and tariffs imposed by the United States. Penalties may be imposed for violations of labor and wage standards by foreign contractors.

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

Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import products from China could adversely affect our business, financial condition or results of operations.

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

WE MAY BE UNABLE TO ADJUST TO CONSTANTLY CHANGING FASHION TRENDS.

Our level of current sales depends, in large part, upon our ability to gauge the evolving fashion tastes of our customers and potential customers and to provide merchandise that satisfies those fashion tastes in a timely manner. The retailing industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, in order to ensure sufficient quantities of footwear in the desired size, style and color for each season, we are required to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory levels.

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

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 30, 2006, we operated licensed footwear departments in 2,246 stores. The licensed footwear departments are located in 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. Of the licensed departments operated as of December 30, 2006, 1,392 were located in Kmart discount stores and 854 were in Rite Aid drugstores on the West Coast.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to the matters described below, we are involved in other ordinary routine legal proceedings, lawsuits and claims incidental to the conduct of our business. Estimates of the probable costs for resolution of these claims are accrued to the extent that they can be reasonably estimated. These estimates are based on an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. These estimates also take into account any claim relating to events that occurred prior to our bankruptcy filing, which were required to be reported in a proof of claim filed with the Bankruptcy Court. However, legal proceedings are subject to significant uncertainties, the outcomes of which are difficult to predict, and assumptions and strategies may change. Consequently, we are unable to ascertain the ultimate financial impact of any legal proceedings.

LITIGATION MATTERS

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. While we can not predict the final outcome of the litigation, we believe that we have meritorious defenses and have filed an answer denying the claims asserted by Adidas. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible. Based on the information presently available and the availability of insurance, the Company does not expect the outcome of such claim will have a material adverse effect on the Company's financial condition, results of operations or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for this matter.

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. In July, 2006, NAFTA amended its claim to $9.1 million plus legal fees and expenses. We objected to their initial and amended claim and reserved all rights to continue to object to and challenge any claim by NAFTA on the basis that we owe relatively minimal amounts, if any, to NAFTA. In November, 2006, NAFTA further amended its proof of claim to $4.5 million. This claim, which is an adversary proceeding in the U.S. Bankruptcy Court in the Southern District of New York, is currently in the discovery phase. While it is too early to predict the outcome of this adversary proceeding, we intend to continue to object and vigorously defend the proof of claim submitted by NAFTA. As a result we are unable to estimate the amount of liability, if any, in the case of an unfavorable outcome. In addition, the Company does not believe an amount of loss in excess of recorded amounts is reasonably possible.

A former employee of the Company filed a proof of claim in our bankruptcy proceeding alleging he is owed $2 million based on services rendered and agreements entered into during his employment. We have objected to and continue to vigorously defend this claim. In addition, the Company does not believe an amount of loss in excess of recorded amounts is reasonably possible.

SEC Investigation

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, the Company notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the staff of the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a formal order in that investigation empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents.

On February 10, 2006, the Company received a Wells notice from the SEC staff in connection with the enforcement investigation. Under SEC procedures, a Wells notice indicates that the staff has made a preliminary decision to recommend that the SEC authorize the staff to bring a civil or administrative action against the recipient of the notice.

On February 2, 2007, the Company received a letter from the Northeast Regional Office of the SEC relating to the investigation. The letter states that the portion of the investigation related to the Company has been terminated, and no enforcement action has been recommended to the SEC. The information in the SEC's letter was provided under the guidelines in the final paragraph of Securities Act Release No. 5310.

We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

After the delisting of our common stock from the NYSE on December 30, 2003, our common stock was traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FTSTQ.PK." Effective March 13, 2006 our symbol changed to FTAR.OB. Prices shown below reflect the quarterly high and low bid prices for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. As of March 1, 2007, the closing price of our common stock was $6.40 and there were 1,286 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). Information concerning the closing bid prices of our common stock is set forth below:

                 CLOSING BID
                 -------------
                  HIGH    LOW
                 -----   -----
2005
First Quarter    $5.75   $3.90
Second Quarter   $5.15   $4.00
Third Quarter    $6.85   $4.85
Fourth Quarter   $5.45   $3.00

2006
First Quarter    $4.75   $3.35
Second Quarter   $5.95   $4.25
Third Quarter    $5.45   $4.15
Fourth Quarter   $6.60   $4.75

We have not paid dividends on our common stock at any time since we became a public company. Please refer to "Introductory Note" and Item 1A, Risk Factors, above, in connection with the need to liquidate if we are unable to develop and implement viable business alternatives (and to date we have not developed such viable business alternatives) to offset the loss of our Kmart business at or prior to when the Amended Master Agreement ends.

The Company currently does not expect to begin paying regular cash dividends. However, the Company's Board of Directors has considered, and could determine in the future, in its discretion, to approve and declare one or more dividend(s) to shareholders from its available excess cash.

There can be no assurance that any such dividend(s) will be approved or, if paid, in what amount or amounts or the timing thereof.

Stock Performance Graph
-----------------------

The graph set forth below shows the cumulative total return to stockholders over the five-year fiscal period ended December 30, 2006, assuming an investment of $100 on December 28, 2001 in each of Footstar's common stock, the NASDAQ Composite Index and the S&P Footwear Index. The graph assumes all dividends have been reinvested. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

               COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
               Among Footstar, Inc., the Nasdaq Composite Index
                        and the S&P Footwear Index


                  [ ---------- Performance Graph ---------- ]

                                            Cumulative Total Return
                               -------------------------------------------------
                               2001     2002     2003     2004     2005     2006
                               ----     ----     ----     ----     ----     ----
Footstar, Inc.                 $100      $21     $ 12     $ 15     $ 11     $ 21
NASDAQ Composite Index         $100      $68     $101     $109     $111     $122
S&P Footwear Index             $100      $80     $122     $161     $160     $185

The information contained in this Performance Graph is not "soliciting material" and has not been "filed" with the Securities and Exchange Commission. This Performance Graph will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions except per share data)                     2006     2005     2004     2003      2002
                                                               ------   ------   ------   ------   --------
STATEMENT OF OPERATIONS DATA
Net sales                                                      $666.7   $715.4   $800.2   $962.4   $1,321.3
Cost of sales                                                   452.1    490.4    535.8    650.3      899.8
                                                               ------   ------   ------   ------   --------
GROSS PROFIT                                                    214.6    225.0    264.4    312.1      421.5
Store operating, selling, general and administrative
   expenses                                                     160.6    183.1    236.1    250.7      308.8
Depreciation and amortization                                     8.8      7.7     21.7     19.0       19.9
Restructuring, asset impairment and other
   charges, net                                                    --       --       --      2.5       14.0
Loss on Kmart Settlement(1)                                        --       --      6.3       --         --
Bad debt expense - Ames Department Stores                          --       --       --       --        9.2
Other income                                                       --       --     (9.2)    (5.4)        --
Interest expense                                                  1.6      4.6     11.0     23.4        9.5
Interest income                                                  (3.8)      --       --     (1.1)      (1.1)
                                                               ------   ------   ------   ------   --------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
   INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                    47.4     29.6     (1.5)    23.0       61.2
Reorganization items(2)                                            --    (14.6)   (37.1)      --         --
                                                               ------   ------   ------   ------   --------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS,
   DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                                       47.4     15.0    (38.6)    23.0       61.2
(Provision) benefit for income taxes(3)                          (1.4)    (4.2)     2.9    (10.0)     (70.9)
                                                               ------   ------   ------   ------   --------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND DISCONTINUED
   OPERATIONS                                                    46.0     10.8    (35.7)    13.0       (9.7)
Minority interests in net loss (income)                            --       --     11.0    (17.3)     (37.1)
                                                               ------   ------   ------   ------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         46.0     10.8    (24.7)    (4.3)     (46.8)
(Loss) income from discontinued operations,
   net of tax(4)                                                 (0.8)     4.7    (66.7)   (50.1)     (32.4)
Gain from disposal of discontinued operations, net of tax         0.1      8.9     21.4       --         --
                                                               ------   ------   ------   ------   --------
INCOME (LOSS) FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE                              45.3     24.4    (70.0)   (54.4)     (79.2)
Cumulative effect of a change in accounting principle(5)           --       --       --       --      (24.3)
                                                               ------   ------   ------   ------   --------
NET  INCOME (LOSS)                                             $ 45.3   $ 24.4   $(70.0)  $(54.4)  $ (103.5)
                                                               ======   ======   ======   ======   ========
BASIC INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS       $ 2.23   $ 0.53   $(1.20)  $(0.21)  $  (2.29)
                                                               ======   ======   ======   ======   ========
DILUTED INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS     $ 2.21   $ 0.53   $(1.20)  $(0.21)  $  (2.29)
                                                               ======   ======   ======   ======   ========

ITEM 6. SELECTED FINANCIAL DATA, CONT.

FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)                             2006     2005     2004     2003     2002
                                                 ------   ------   ------   ------   ------
BALANCE SHEET DATA
Current assets:
   Cash and cash equivalents                     $101.3   $196.1   $189.6   $  1.1   $ 13.4
   Inventories                                     92.0     89.2     98.9    179.7    360.9
   Other                                           18.5     30.3     50.5     39.7     87.5
   Assets related to discontinued operations         --      0.1      6.2    284.5       --
                                                 ------   ------   ------   ------   ------
   Total current assets                           211.8    315.7    345.2    505.0    461.8
Property and equipment, net                        25.2     28.9     35.4    147.2    266.7
Other assets                                        8.3     12.1     13.5     12.5     46.8
                                                 ------   ------   ------   ------   ------
Total assets                                     $245.3   $356.7   $394.1   $664.7   $775.3
                                                 ======   ======   ======   ======   ======

Notes payable                                    $   --   $   --   $   --   $198.0   $146.8
Amount due under Kmart Settlement(1)                 --       --     45.0       --       --
Other current liabilities                          78.5    107.8     98.0    133.2    319.0
Liabilities related to discontinued operations      2.3      7.4      3.5    110.5       --
Liabilities subject to compromise                   1.2    125.5    152.3       --       --
                                                 ------   ------   ------   ------   ------
Total current liabilities                          82.0    240.7    298.8    441.7    465.8
Other long term liabilities                        26.6     35.0     38.5     58.9     72.8
Amount due under Kmart Settlement(1)                5.2      5.5      5.5       --       --
Minority interests in  subsidiaries(1)               --       --       --     42.2     61.9
                                                 ------   ------   ------   ------   ------
Total liabilities                                 113.8    281.2    342.8    542.8    600.5
                                                 ------   ------   ------   ------   ------
Shareholders' equity                              131.5     75.5     51.3    121.9    174.8
                                                 ------   ------   ------   ------   ------
Total liabilities and shareholders equity        $245.3   $356.7   $394.1   $664.7   $775.3
                                                 ======   ======   ======   ======   ======

(1) Represents additional charge incurred on Kmart Settlement and the elimination of the minority interests as part of the cure payment and amount due relating to future store closings.

(2) Represents income and expenses associated with our bankruptcy. See Note 18 "Reorganization Items" of Notes to Consolidated Financial Statements.

(3) As a result of our historical losses and possible liquidation of our business in or prior to December 2008 (see "Introductory Note") for accounting purposes we cannot rely on anticipated future profits to utilize certain of our deferred tax assets. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded a non-cash valuation allowance of $(22.1) million in fiscal 2006, $(6.4) million in fiscal 2005, $21.4 million in fiscal 2004, $24.7 million in fiscal 2003 and $70.2 million in fiscal 2002.

(4) Loss from discontinued operations includes the losses from the operations of our discontinued Athletic Segment and the losses from the operations of our discontinued Meldisco operations including Shoe Zone stores and the footwear departments of Gordmans and Federated ("Meldisco Businesses"). We discontinued the Athletic Segment in 2003 and the Meldisco Businesses in 2004. The (loss) income from discontinued operations includes the following (in millions):

                       2006   2005    2004     2003     2002
                      -----   ----   ------   ------   ------
Athletic Segment      $(0.9)  $5.1   $(38.9)  $(39.9)  $(30.8)
Meldisco Businesses     0.1   (0.4)   (27.8)   (10.2)    (1.6)
                      -----   ----   ------   ------   ------
   Total              $(0.8)  $4.7   $(66.7)  $(50.1)  $(32.4)
                      =====   ====   ======   ======   ======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance. Factors that could affect our forward-looking statements include, among other things:

     - whether the Company will be able to identify, develop and implement viable business alternatives (which it has not developed to date) to offset the loss of the Kmart business, absent which it will be required to liquidate;

     - whether the Board of Directors may in the future consider approving a dividend(s), out of available cash, or one or more other strategic alternatives, although there can be no assurance that if such actions or alternatives will be approved or the timing thereof;

     - whether the Company will be able to continue to operate the footwear departments in Kmart stores through December 2008;

     - the affect on the Company should Kmart significantly reduce or eliminate the number of Kmart footwear departments between now and December 31, 2008;

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

     - adverse impact on the Company's business relating to increased review and scrutiny by regulatory authorities, media and others of financial reporting issues and practices or otherwise;

     - any adverse developments in existing commercial disputes or legal proceedings;

     - the Company's ability to manage and plan for the disposal of, closing or conversion of Kmart stores; and

     -    intense competition in the markets in which the Company competes.

The Company's operation of the footwear departments in Kmart stores accounts for substantially all of the Company's net sales and profits. The Company's agreement with Kmart provides for the termination of this business by no later than the end of December 2008 and permits earlier termination if we fail to meet the minimum sales tests, staffing obligations or other provisions of such agreement. If the Company does not identify, develop and implement viable business alternatives (which we have not to date), the Company will be required to liquidate its business by no later than the end of 2008.

Because the information in this Annual Report on Form 10-K is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity or prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Annual Report on Form 10-K, other than as included in our future required SEC filings.

OVERVIEW

The following points highlight the Company's operations cash flows and financial position for the year ended December 30, 2006:

- On February 7, 2006, the Company successfully emerged from bankruptcy. Upon emergence and during the fiscal year, we made payments to creditors for pre-petition claims and interest thereon of $127.5 million; paid professional fees of $7.8 million for amounts withheld during our bankruptcy and service provided subsequent to our emergence for professional fees associated with our bankruptcy; and paid compensation and severance amounts to executives and associates of $8.5 million.

- As of December 30, 2006, we operated in 1,392 Kmart stores compared with 1,421 stores on December 31, 2005 and we operated in 854 Rite Aid stores on December 30, 2006 in the western region of the United States, compared with 859 stores on December 31, 2005;

- Operating profit increased by $11.0 million to $45.2 million in fiscal 2006 as compared to $34.2 million in fiscal 2005, primarily due to a reduction in corporate overhead related to our emergence from bankruptcy (accounting for approximately $15.3 million) offset by a decrease in net sales. The affect of the decrease in net sales was reduced due to an increase in gross margin percentage.

- The Company used $91.9 million in cash (from operating activities of its continuing and discontinued operations) during fiscal 2006, of which $127.5 million related to the payment of claims and interest on claims as mentioned above, offset by $35.6 million of cash generated from continuing operations during the fiscal year.

- As of December 30, 2006, the Company had $101.3 million of cash and cash equivalents with no loans outstanding under the Credit Facility. Outstanding standby letters of credit as of December 30, 2006 were $10.4 million. The Company had $67.4 million available for additional borrowings under the Credit Facility as of December 30, 2006.

KMART SETTLEMENT

Our business relationship between the Company and Kmart is extremely important to us. The licensed footwear departments in Kmart provide substantially all of our sales and profits.

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement and thereafter the Amended Master Agreement which governs the structure of our existing relationship with Kmart. Under the Master Agreement before amendment, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49% ownership interest, except for 23 Shoemart Corporations which were wholly-owned by us.

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations were extinguished effective January 2, 2005, and accordingly, Kmart does not share in the profits or losses of those entities for fiscal 2005 and subsequent years. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. Beginning January 2, 2005, we are required to pay Kmart 14.625% of the gross sales of the footwear departments, in lieu of the fees and dividends that had been required under the Master Agreement before it was amended. We made payments to Kmart of $15.5 million based on the revised percent of gross sales due under the Amended Master Agreement for the period beginning January 2, 2005 through August 27, 2005. Beginning August 25, 2005, we are also required to pay Kmart a miscellaneous expense fee of $23,500 per open store per year. The Amended Master Agreement expires at the end of 2008 at which time Kmart is obligated to purchase our inventory (but not our brands) related to the Kmart footwear departments at book value, as defined.

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Fifty stores have been closed or converted from August 25, 2005 through February 24, 2007. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate footwear departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005, 61 stores were disposed of, closed or converted. In 2006, 29 stores were disposed of, closed or converted. In 2007, through February 24, 2007, 3 stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 store aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $100,000 for terminations occurring in 2005, $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.

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

Kmart has a claim against us in the amount of $11,000 for each store that was an existing store, as defined, on August 25, 2005, which is disposed of, closed or converted to another retail format in accordance with the 550 store limitation described above, such claim generally payable by us to Kmart at the time of store closing, disposal or conversion. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all such claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, such claims for remaining stores will not be waived and will become immediately due and payable.

BUSINESS RELATIONSHIP WITH WAL-MART STORES

Until December 31, 2005, we were supplying Thom McAn family footwear to approximately 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Beginning in January 2006, Wal-Mart stopped purchasing Thom McAn product for any of its stores in the United States. However, Wal-Mart has continued to buy Thom McAn footwear for Wal-Mart stores in Puerto Rico and has continued to source footwear from us for Wal-Mart stores under Wal-Mart's proprietary brands. The wholesale arrangement with Wal-Mart is on an order-by-order basis; therefore, there can be no certainty regarding future business with Wal-Mart. During 2006, we had sales of approximately $8.9 million to Wal-Mart stores in the United States and Puerto Rico, down from approximately $29.6 million during 2005.

PRODUCT SOURCING

Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Approximately 96% of our products are imported by us and manufactured in China where the cost of labor has increased. A portion of our footwear product is comprised of petrochemical products where prices have fluctuated dramatically over the past year. Furthermore, higher product prices could result from China's July 2005 currency revaluation which allows the value of the Yuan to link to a trade-weighted basket of currencies rather than being pegged to the U.S. dollar at a fixed rate. Although we pay for finished goods in U.S. dollars, it is possible that these costs could be passed on to us through higher product costs. As a result of these issues, the Company has begun to shift manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company's financial results.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.

FISCAL 2006 VERSUS FISCAL 2005

                                               % OF SALES -   % OF SALES -
(in millions)                2006      2005        2006           2005
                            ------    ------   ------------   ------------
Net Sales                   $666.7    $715.4      100.0           100.0
                            ------    ------      -----           -----
Gross Profit                 214.6     225.0       32.2            31.5
SG&A Expenses                160.6     183.1       24.0            25.6
Depreciation/Amortization      8.8       7.7        1.3             1.1
                            ------    ------      -----           -----
Operating Profit            $ 45.2    $ 34.2        6.8             4.8
                            ------    ------      -----           -----

NET SALES

Net sales decreased $48.7 million, or 6.8%, to $666.7 million in 2006 compared with $715.4 million in 2005. Sales within the footwear departments in Kmart stores ("Shoemart") were approximately $636.6 million in 2006 and $667.8 million in 2005 for a 4.7% decrease during 2006. The Shoemart sales decrease was the result of a decrease in comparable store sales of 1.9% and average store counts that were 3.8% lower than last year. There were 1,392 Kmart stores open at the end of fiscal 2006 versus 1,421 at the end of fiscal 2005. Rite Aid sales were essentially flat during fiscal 2006. The balance of the sales decrease in 2006 versus 2005 was the result of no longer selling Thom McAn product within Wal-Mart domestic stores effective at the beginning of 2006.

GROSS PROFIT

Gross profit decreased $10.4 million or 4.6% to $214.6 million in 2006 compared with $225.0 million in 2005. The gross margin decline is due to the lower sales volumes in 2006; however, the gross margin rate improved to 32.2% in 2006 from 31.5% in 2005. The improvement in gross margin rate is predominantly due to higher average selling prices realized in the Shoemart business.

SG&A EXPENSES

SG&A expenses decreased $22.5 million, or 12.3%, to $160.6 million in 2006 compared with $183.1 million in 2005. The overall SG&A rate as a percentage of sales decreased to 24.1% in 2006 versus 25.6% in 2005. SG&A expenses decreased due to a reduction in sales and the number of open Shoemart stores (accounting for approximately $7.0 million) and a reduction in corporate overhead resulting from our emergence from bankruptcy (accounting for approximately $15.3 million).

DEPRECIATION/AMORTIZATION

Depreciation and amortization increased $1.1 million to $8.8 million in 2006 compared with $7.7 million in 2005 due to higher trademark amortization expense recorded in 2006.

OPERATING PROFIT

Operating profit increased $11.0 million to $45.2 million in 2006 compared with $34.2 million in 2005 primarily due to the increase in the gross margin rate, which partially offset the effect of reduced sales, and decrease in expenses noted above.

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy, were comprised of the following for 2006 and 2005 (in millions):

                                             2006    2005
                                            -----   -----
Store and distribution center closing and
   related asset impairment costs           $  --   $ 0.1
Professional fees                             1.5    18.5
Trustee fees                                  0.1     3.1
Gain on disposition of bankruptcy claims     (0.9)   (1.5)
Interest income                              (0.7)   (5.6)
                                            -----   -----
   Total                                    $  --   $14.6
                                            =====   =====

Reorganization items decreased $14.6 million to $0 million in 2006 compared with $14.6 million in 2005 primarily because we emerged from bankruptcy on February 7, 2006. The disposition of bankruptcy claims resulted in a decrease of $0.6 million in income from continuing operations in 2006 compared to 2005. Professional fees were reduced from $18.5 million to $1.5 million as the Company was only in bankruptcy for one month in 2006 versus the entire year in 2005.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2006 and 2005, interest income of $0.7 million and $5.6 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

FISCAL 2005 VERSUS FISCAL 2004

For fiscal 2005 and 2004 the operating results of the Company are discussed separately for Corporate and Meldisco. Meldisco represents substantially all of our operations. Corporate (income) expenses (excluding other income, interest income and interest expense), net of royalties and commissions, were approximately $(10.0) million in fiscal 2005 and $22.1 million in fiscal 2004.

2005 VERSUS 2004 - CORPORATE

Royalties and commissions, which were approximately $12.9 million in fiscal 2005 and $14.4 million in fiscal 2004, consisted of the following:

     - The royalties Footstar charged Meldisco on the corporate trademarks which we own and Meldisco utilized on its products. These amounts are included in cost of sales and are eliminated in consolidation.

     - Commissions on goods sourced to third parties, which are included as a component of cost of sales.

     - Fees associated with third party services, such as the testing lab, which are a component of cost of sales.

Corporate expenses (excluding other income, interest income and interest expense) were approximately $2.8 million in fiscal 2005 and $36.5 million in fiscal 2004 and consisted of the following:

     - General expenses not allocated, which are a component of selling, general and administrative expenses.

     - Depreciation on assets located at our former headquarters in West Nyack, New York.

     -    Amortization of Company-owned trademarks.

MELDISCO

                                                % OF      % OF
                                              SALES -   SALES -
(in millions)                2005     2004      2005      2004
                            ------   ------   -------   -------
Net Sales                   $715.4   $800.2    100.0%    100.0%
                            ------   ------    -----     -----
Gross Profit                 212.1    250.1     29.6%     31.3%
SG&A Expenses                180.6    204.8     25.2%     25.6%
Depreciation/Amortization      7.4     16.6      1.0%      2.1%
Loss on Kmart Settlement        --      6.3       --       0.8%
                            ------   ------    -----     -----
Operating Profit              24.1     22.4      3.4%      2.8%
                            ------   ------    -----     -----

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

GROSS PROFIT

Gross profit decreased $38.0 million, or 15.2%, to $212.1 million in 2005 compared with $250.1 million in 2004. This decrease is primarily due to a decrease in merchandise costs of $77.7 million offset by an increase in buying and occupancy costs of $30.9 million (primarily due to the Kmart Settlement). The decrease in merchandise costs was due to reduced sales. Overall gross margin rate declined to 29.7% in 2005 from 31.3% in 2004, primarily due to the Kmart Settlement whereby rent paid to Kmart increased from 8.6% to 14.625% offset by higher gross margins on clearance sales, which contributed approximately $9.9 million to gross margin on sales of $54 million in 2005 as compared with a $2.8 million contribution to gross margin on sales of $93.2 million in 2004.

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

REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy, were comprised of the following for 2005 and 2004 (in millions):

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
                                                                           =====   =====

The disposition of bankruptcy claims in 2005 resulted in an increase of $1.5 million in income from continuing operations.

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

Subsequent to our emergence from Chapter 11 through December 30, 2006, we made payments to creditors totaling $127.5 million, including interest where applicable. These payments exclude claims for approximately $1.2 million which we currently expect will be paid, with interest where applicable, upon final resolution. Such distributions were and are expected to be paid from existing cash balances.

Net cash provided by operating activities of continuing operations for 2006 was $5.4 million compared to cash provided by operating activities of continuing operations of $10.2 million for 2005. Cash provided by operating activities of continuing operations for 2006 consisted of net income of $45.3 million, decreased prepaid expenses, deferred charges and other assets of approximately $14.0 million, which primarily related to the collection of income tax refunds and miscellaneous items totaling $5.1 million offset by payments of pre-petition claims and interest of $30.2 million, an increase in inventory of $2.9 million and a reduction of accounts payable and accrued expenses of $25.9 million, primarily related to the payment of bankruptcy and emergence related expenses. In 2005, the Company provided $10.2 million in cash from operating activities of continuing operations primarily from income from continuing operations of $10.8 million plus depreciation and amortization of $7.7 million along with decreases in accounts receivable, inventories, prepaids and other assets of $32.9 million, offset by decreases of accounts payable, accrued expenses and amount due under Kmart Settlement of $38.4 million (primarily related to payments relating to the Kmart Settlement), and a decrease in income taxes payable and other long-term liabilities of $5.5 million.

Cash used in investing activities was $1.9 million and $1.0 million in financing activities in 2006 compared to providing $5.5 million in cash in investing activities and using $1.8 million in cash in financing activities in 2005.

Cash used in operating activities of discontinued operations was $97.3 million in 2006 compared with cash used in operating activities of discontinued operations of $7.4 million in 2005. Cash used in operating activities of discontinued operations for 2006 consisted primarily of payments of pre-petition claims and interest.

Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the payment of any dividends, the impact of subsequent financial results and the timing of the wind-down and ultimate liquidation of our Kmart business, many of which are beyond our control. If the Company does not identify, develop and implement viable business alternatives (which we have not to date) to offset the termination of its Kmart business, it is expected that the Company will be required to liquidate its business by no later than the end of 2008. Although we cannot reasonably assess the impact of these or other uncertainties, we believe that our current cash, together with cash generated from operations and borrowings available under our Credit Facility, will be sufficient to fund our expected operating expenses, capital expenditures and working capital needs during the next 12 to 18 months.

The Company currently does not expect to begin paying regular cash dividends. However, the Company's Board of Directors has considered, and could determine in the future, in its discretion, to approve and declare one or more dividend(s) to shareholders from its available excess cash. There can be no assurance that any such dividend(s) will be paid or, if to be approved, in what amount or amounts or the timing thereof.

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

Effective July 1, 2005, we amended certain terms and conditions of the DIP and Exit Facility (the "Amended DIP and Exit Facility") to, among other things, allow for the consummation of our Amended Plan and reduce the amount of revolving commitments available upon emergence from $160.0 million to $100.0 million. Accordingly, the letter of credit sub-limit was reduced from $75.0 million to $40.0 million. This amendment also included a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of
(a)(i) March 4, 2006 or (ii) 15 days following confirmation of the Amended Plan to the earlier of (b)(i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility was modified to be the earlier of 36 months after our emergence from Chapter 11 or March 4, 2009.

On February 7, 2006, upon our emergence from bankruptcy we entered into a new $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit) (the "Credit Facility"). We may borrow up to $100 million under the Credit Facility subject to a sufficient borrowing base (based upon eligible inventory and accounts receivable), and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 and thirty days prior to the termination of the Amended Master Agreement.

The Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures. The Company is required to maintain minimum excess availability equal to at least (a) 5% of the borrowing base for the first twelve months following the Company's emergence from bankruptcy (i.e., February 7, 2007) and
(b) 10% thereafter. In addition, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with the covenants of the Credit Facility.

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

As of December 30, 2006, the Company had no loans outstanding under the Credit Facility, standby letters of credit totaling $10.4 million and $67.4 million available for additional borrowings under the Credit Facility.

CONTRACTUAL OBLIGATIONS

The following is a summary of our significant contractual obligations, excluding interest, as of

December 30, 2006 (in millions):

                                                Payments Due By Period
                              ----------------------------------------------------------
                                       Less than
                               Total     1 Year    1-3 Years   4-5 Years   After 5 Years
                              ------   ---------   ---------   ---------   -------------
Mortgage payable              $  4.3     $  1.1      $ 2.5        $0.7         $  --
Operating leases                 2.2        1.0        0.9         0.3            --
Purchase obligations           125.6      125.6         --          --            --
Other long term liabilities     25.2        1.8        9.8         2.6          11.0
                              ------     ------      -----        ----         -----
   Total                      $157.3     $129.5      $13.2        $3.6         $11.0
                              ======     ======      =====        ====         =====

The above table does not include the Kmart license fees, as defined in the Amended Master Agreement, as such fees are based on sales. The Amended Master Agreement, however, requires the payment of a miscellaneous expense fee equal to $23,500 per open store per year, which also is not included in the table above.

CRITICAL ACCOUNTING ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to the valuation of inventory, deferred tax assets and the impairment of long-lived assets. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our management has discussed with the Audit Committee of the Board of Directors the development, selection and disclosure of our critical accounting estimates and the application of these estimates. We considered the following to be our critical accounting estimates in the preparation of the Consolidated Financial Statements included in this report.

Valuation and Aging of Inventory and Shrink Reserve

Merchandise inventory is a significant portion of our consolidated balance sheets, representing approximately 37.5% of total assets from continuing operations at December 30, 2006.

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

Factors that management must estimate when performing impairment tests include, among other items, possible liquidation of our business, sales volume, the related cost of product, markdowns, shrink and estimated flow through or operating profit percentages. Actual results may differ materially from these estimates and, as a result, the fair values may be adjusted in the future.

As a result of the settlement with Kmart, effective during 2005 the useful lives of all long-lived assets except for land and building and improvement have been reduced so that long-lived assets will be fully depreciated or amortized as of December, 2008 to coincide with the expiration of our contract with Kmart.

Insurance and Self-Insurance Liabilities

We are primarily self-insured for medical costs and for fiscal year 2004 and prior we were primarily self-insured for workers' compensation, as our deductible under third party coverage was $250,000 per claim. We establish accruals for our insurance programs based on available claims data and historical trends and experience, as well as loss development factors prepared by third party actuaries. Loss development factors are estimates based on our actual historical data and other retail industry data. Commencing in 2005, the Company is no longer self-insured for workers' compensation insurance.

We evaluate the accrual and the underlying assumptions for workers' compensation claims and for medical costs quarterly and make adjustments as needed based on third party actuarial assessments. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimating process. In the event we determine the accruals should be increased or reduced, we record such adjustments in the period in which such determination is made.

The accrued obligation for these self-insurance medical programs was approximately $4.2 million at the end of fiscal year 2006 and $5.7 million at the end of fiscal year 2005. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.

Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which should reduce taxable income in future periods.

As of December 30, 2006 we have recorded a net deferred tax asset of $87.7 million and a related valuation allowance of $87.7 million. In connection with the preparation of our fiscal years 2006, 2005 and 2004 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as our historical losses, 2004 bankruptcy filing and anticipated liquidation of our Kmart business no later than the end of 2008. For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

In June, 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate resolution. In implementing FIN 48, the Company will need to evaluate individual tax benefits using these evaluation methods and will need to make judgments on how to disaggregate its various tax positions and then to analyze the tax positions. The Company is required to adopt FIN 48 at the beginning of fiscal year 2007. We have determined that uncertain tax positions will not have a material effect on our financial position or result of operations.

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

The most significant assumptions, as presented in Note 21 "Post Retirement Benefits" of Notes to the Consolidated Financial Statements, include discount rate and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Future health care costs may differ substantially from these assumptions. These differences may significantly impact future retiree medical expenses.

During 2006, the Company adopted FASB Statement Number 158, "Employees' Accounting for Defined Benefit Pension and other Postretirement Plans" ("Statement No. 158"). Statement No. 158 requires companies to recognize the funded status of their defined benefit post retirement plans in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company had unrecognized actuarial gains related to the retiree medical plans. Upon adoption of FASB Statement No. 158 the unrecognized gains in the amount of $9.6 million were recognized as accumulated other comprehensive income and a reduction of the retiree obligation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115," which allows companies to elect to measure many financial instruments and certain other items at fair value. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of December 30, 2006, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.

INTEREST RATES

Revolving loans under our Credit Facility bear interest at rates that are tied to the LIBOR and the Prime Rate and therefore our condensed consolidated financial statements could be exposed to changes in interest rates. We did not incur loans under our Credit Facility at any point during the fiscal year ended December 30, 2006, or as of the date of this filing and therefore the Company has not considered this exposure to be material. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company has engaged in interest rate hedging agreements in the past for purposes of limiting portions of interest rate expense in connection with outstanding variable rate debt.

FOREIGN EXCHANGE

A significant percentage of the Company's products are sourced or manufactured offshore, with China accounting for approximately 96% of all sources. Our offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firm, the consolidated financial statements of the Company, the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8 are listed below. Specific financial statements and supplementary data can be found beginning on the page listed in the following index:

                                  INDEX                                     PAGE
                                  -----                                     ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Statements of Operations for the Fiscal Years Ended December
   30, 2006, December 31, 2005 and January 1, 2005                           F-3

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005    F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for the Fiscal Years Ended December 30, 2006, December 31, 2005 and
   January 1, 2005                                                           F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended December
   30, 2006,  December 31, 2005 and January 1, 2005                          F-6

Notes to Consolidated Financial Statements                                   F-7

Selected Quarterly Data (See Note 27 to the Consolidated Financial
   Statements)                                                              F-38

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
   ended December 30, 2006, December 31, 2005 and January 1, 2005             42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(A)  DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer - Senior Vice President
(Principal Financial Officer), conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation

Date"). The Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(B)  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company's financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company's Chief Executive Officer and Senior Vice President-Chief Financial Officer (Principal Financial Officer), assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria described in Internal Control -- Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer and our Senior Vice President, Chief Financial Officer (Principal Financial Officer)) has concluded that, as of December 30, 2006, our internal control over financial reporting was effective at a reasonable assurance level.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 30, 2006 has been audited by Amper Politziner & Mattia, PC, the independent registered public accounting firm which audited the financial statements in this Annual Report, as stated in their report which appears herein.

(C)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have occurred during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(D)  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.

We have audited management's assessment, included in the accompanying Management's 2006 Annual Report on Internal Controls, that Footstar, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on control criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Footstar, Inc. and subsidiaries and our report dated March 6, 2007 expressed an unqualified opinion.


/s/ Amper, Politziner & Mattia P.C.
March 6, 2007
Edison, New Jersey

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The information required by this item with respect to our directors is incorporated herein by reference from the information under the caption "Election of Directors" which will be contained in the Company's Proxy Statement in connection with the solicitation of proxies for the Company's 2007 Annual Meeting of Stockholders (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item concerning executive officers is set forth in Item 1 of this Report under the caption "Executive Officers of the Registrant."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

CODE OF ETHICS

The information required by this item with respect to the Company's code of ethics will be contained under the heading "Code of Business Conduct and Ethics" in the Proxy Statement and is incorporated herein by reference.

AUDIT COMMITTEE

The information regarding the Company's audit committee and designated audit committee financial expert is set forth under the caption "Audit Committee" in the Proxy Statement and such information is incorporated by reference herein.

STOCKHOLDER RECOMMENDATIONS FOR DIRECTOR NOMINEES

The Company has adopted, as part of its Shareholder Communication Process, a procedure by which its stockholders may recommend director nominees. The information concerning this process is set forth under "Nominating and Governance Committee" in the Proxy Statement and such information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive and director compensation is set forth under the captions "Executive Compensation," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and such information is incorporated by reference herein; except that the information under the caption "Compensation Committee Report" shall be deemed "furnished" with this report and shall not be deemed "filed" with this report and not deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934 except only as many be expressly set forth in any such filing by specific reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of management and certain beneficial owners is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement and such information is incorporated by reference herein.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                               (c)
                                                 (a)                                             Number of securities remaining
                                     Number of securities to be               (b)                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise    under equity compensation plans
                                        outstanding options,          price of outstanding       (excluding securities reflected
           Plan category                warrants and rights       options, warrants and rights            in column (a))
           -------------             --------------------------   ----------------------------   -------------------------------
Equity compensation plans approved
   by security holders (1)                      771,790                        $15                         1,818,991(3)
Equity compensation plans not
   approved by security holders (2)             232,509                        $29                         1,658,735(4)
                                              ---------                        ---                         ---------
   Total                                      1,004,299                        $18                         3,477,726
                                              =========                        ===                         =========

(1) 1996 Non-Employee Director Stock Plan, 1996 Incentive Compensation Plan and 2006 Non-Employee Director Stock Plan

(2)  2000 Equity Incentive Plan.

(3) The 1996 Incentive Compensation Plan includes 1,482,477 shares available for issuance other than upon the exercise of an option or other right. The 2006 Non-Executive Director Stock Plan includes 336,514 shares available for issuance other than upon the exercise of an option or other right.

(4) The 2000 Equity Incentive Plan includes 1,658,735 shares available for issuance other than upon the exercise of an option or other right.

Our 2000 Equity Incentive Plan was adopted by the Board and became effective on March 10, 2000. The plan provides for grants of stock options and other stock based awards to our full-time employees other than to any individual who would be a named executive officer in the proxy statement to be filed with the SEC in connection with the annual meeting for the applicable year. Participants in the plan may be granted stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, or other stock based awards, performance awards or annual incentive awards. All stock option grants have an exercise price per share no less than the fair market value per share of common stock on the grant date and may have a term of no longer than ten years from grant date. For further information concerning the plan, see Note 19 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

The information regarding certain relationships and related party transactions is set forth under the caption "Transactions with Related Persons" in the Company's 2007 Proxy Statement and such information is incorporated by reference herein.

The information regarding director independence is set forth under the captions "Board Independence and Composition," "Audit Committee," "Compensation Committee," and "Nominating and Governance Committee" in the Proxy Statement and such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the accounting fees and services provided by the Company's independent registered public accounting firm ("independent accountant") and the Company's pre-approval policies and procedures for audit and non-audit services provided by the independent accountant are set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's 2007 Proxy Statement and such information is incorporated by reference herein.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
The following financial statements are included within this report:

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Statements of Operations for the Fiscal Years ended
   December 30, 2006, December 31, 2005 and  January 1, 2005             F-3

Consolidated Balance Sheets as of December 30, 2006 and December 31,
   2005                                                                  F-4

Consolidated Statements of Shareholders' Equity and Comprehensive
   Income for the Fiscal Years ended December 30, 2006, December 31,
   2005 and January 1, 2005                                              F-5

Consolidated Statements of Cash Flows for the Fiscal Years ended
   December 30, 2006, December 31, 2005 and January 1, 2005              F-6

Notes to Consolidated Financial Statements                               F-7

Selected Quarterly Data (see Note 27 to the Consolidated Financial
   Statements)                                                          F-38

(A)(2)  SCHEDULE

                                                                        Page
                                                                        ----
The following schedule is included in Part IV of this report:

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
   ended December 30, 2006, December 31, 2005 and January 1, 2005
   and                                                                   42

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

        Signature                           Title                         Date
        ---------          ---------------------------------------   --------------


/s/ JONATHAN M. COUCHMAN   Chairman of the Board                     March 13, 2007
------------------------
Jonathan M. Couchman


/s/ JEFFREY A. SHEPARD     Chief Executive Officer and President     March 13, 2007
------------------------
Jeffrey A. Shepard


/s/ MICHAEL J. LYNCH       Chief Financial Officer-Senior Vice
------------------------   President                                 March 13, 2007
Michael J. Lynch


/s/ CRAIG M. HAINES        Vice President-Controller and Principal
------------------------   Accounting Officer                        March 13, 2007
Craig M. Haines


/s/ EUGENE I. DAVIS        Director                                  March 13, 2007
------------------------
Eugene I. Davis


/s/ ADAM W. FINERMAN       Director                                  March 13, 2007
------------------------
Adam W. Finerman


/s/ MICHAEL A. O'HARA      Director                                  March 13, 2007
------------------------
Michael O'Hara


/s/ ALAN I. WEINSTEIN      Director                                  March 13, 2007
------------------------
Alan I. Weinstein


/s/ ALAN KELLY             Director                                  March 13, 2007
------------------------
Alan Kelly


/s/ GERALD F. KELLY, JR.   Director                                  March 13, 2007
------------------------
Gerald F. Kelly, Jr.


/s/ GEORGE A. SYWASSINK
------------------------   Director                                  March 13, 2007
George A. Sywassink

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
          Valuation and Qualifying Accounts for the Fiscal Years ended
            December 30, 2006, December 31, 2005 and January 1, 2005
                                  (in millions)

                                                                     Schedule II

                                        Balance at         Additions                          Balance at
                                         Beginning     Charged to Costs                         End of
Description                           of Fiscal Year     and Expenses     Deductions(1)(2)   Fiscal Year
-----------                           --------------   ----------------   ----------------   -----------
Fiscal Year Ended December 30, 2006
   Allowance for Doubtful Accounts         $1.0              $0.2              $(1.1)            $0.1
   Aged Inventory Reserve                  $0.1              $0.5              $(0.5)            $0.1
   Allowance for Sales Returns             $0.8              $0.2              $(0.1)            $0.9

Fiscal Year Ended December 31, 2005
   Allowance for Doubtful Accounts         $0.4              $1.0              $(0.4)            $1.0
   Aged Inventory Reserve                  $0.1              $0.3              $(0.3)            $0.1
   Allowance for Sales Returns             $1.2              $0.5              $(0.9)            $0.8

Fiscal Year Ended January 1, 2005
   Allowance for Doubtful Accounts         $0.3              $0.1              $  --             $0.4
   Aged Inventory Reserve                  $1.0              $ --              $(0.9)            $0.1
   Allowance for Sales Returns             $1.8              $ --              $(0.6)            $1.2

              This Schedule II reflects continuing operations only.

(1) Deductions of allowance for doubtful accounts include write-offs, net of recoveries.

(2) We determine the aged inventory reserve and allowance for sales returns as of the end of each reporting period. Accordingly, the above schedule reflects net additions (deductions) for each period, as applicable.

EXHIBIT INDEX

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
2.1       Joint Plan of Reorganization and related Disclosure Statement as filed with the United States Bankruptcy Court for the Southern District of
          New York (Case No. 04-22350(ASH)) on November 12, 2004 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 to Footstar, Inc.'s Form
          8-K filed on November 15, 2004 and to Exhibit 2.1 to Footstar, Inc.'s
          Form 8-K filed on November 23, 2004).

2.2       First Amended Joint Plan of Reorganization under Chapter 11 of the
          Bankruptcy Code as filed with the Bankruptcy Court for the Southern
          District of New York (Case No. 04-22350 (ASH)) on November 30, 2005 and related Disclosure Statement (incorporated by reference to Exhibits 2.1 and 2.2 to Footstar, Inc.'s Current Report on Form 8-K filed on December 2, 2005 and to Exhibit 2.1 to Footstar, Inc.'s
          Current Report on Form 8-K filed on February 2, 2006).

3.1       Second Amended and Restated Certificate of Incorporation of Footstar,
          Inc. and Certificate of Amendment of Second Amended and Restated
          Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibits 3.1 and 3.2 to Footstar, Inc.'s Current Report on Form 8-K filed on February 7, 2006).

3.2 Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.3 to Footstar Inc.'s Current Report on Form 8-K filed on February 7, 2006).

4.1       Rights Agreement, dated as of March 8, 1999, between Footstar, Inc.
          and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor
          Services LLC), as Rights Agent, which includes, as Exhibit A, the
          Certificate of Designation, Preferences and Rights of Series A Junior
          Participating Preferred Stock of Footstar, Inc., as Exhibit B, the
          Form of Right Certificate, and as Exhibit C, the Summary of Rights to
          Purchase Preferred Shares (incorporated by reference to Exhibit 1 to
          Footstar, Inc.'s Form 8-A filed on March 9, 1999) and Amendment No. 1 to the Rights Agreement dated as of May 31, 2002, which includes as Exhibit C, the modified and amended Summary of Rights to Purchase
          Preferred Shares (incorporated by reference to Exhibit 2 to Footstar,
          Inc.'s Form 8-A/A filed on June 4, 2002).

10.1 Amended and Restated Master Agreement dated as of August 24, 2005 by and between Kmart Corporation, Sears Holding Corporation as guarantor of payments to be made by Kmart Corporation and Footstar, Inc.
          (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Current
          Report on Form 8-K filed on August 26, 2005).

10.2 1996 Incentive Compensation Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.3 to Footstar, Inc.'s Form 10/A Information
          Statement filed on

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
          September 13, 1996).*

10.2(a)   Form of Restricted Stock Agreement with Executive Officers
          (incorporated by reference to Exhibit 10.2(a) to Footstar, Inc.'s Form
          10-K/A filed on March 16, 2006).*

10.3(a) Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Current Report on Form
          8-K filed on February 7, 2006).*

10.3(b)   Form of Restricted Stock Agreement with Non-Employee Directors
          (incorporated by reference to Exhibit 10.3(b) to Footstar, Inc.'s Form
          10-K/A filed on March 16, 2006).*

10.3(c) 1996 Non-Employee Director Stock Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.4 to Footstar, Inc.'s Form 10/A Information
          Statement filed on September 13, 1996).*

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

10.5(f)   Employment Agreement with Maureen Richards dated as of December 16,
          2005

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
          (incorporated by reference to Exhibit 10.5 of Footstar, Inc.'s Current
          Report on Form 8-K filed on December 22, 2005).*

10.5(g)   Employment Agreement with Stuart E. Werner dated as of December 16,
          2005 (incorporated by reference to Exhibit 10.6 of Footstar, Inc.'s
          Current Report on Form 8-K filed on December 22, 2005).*

10.5(h)   Confidentiality and Non-Competition Agreement with Jeffrey Shepard
          (incorporated by reference to Exhibit 10.5(h) of Footstar, Inc.'s 2003
          Annual Report on Form 10-K filed on April 8, 2005).*

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

10.5(k) Agreement and General Release with Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to Footstar, Inc.'s Current Report on Form
          8-K filed on February 22, 2006).*

10.5(l) Amended and Restated Employment Agreement for Dale W. Hilpert as amended by Court order dated May 27, 2004 (incorporated by reference to Exhibit 10.5(a) of Footstar, Inc.'s 2003 Annual Report on Form 10-K filed on April 8, 2005).*

10.5(m)   Employment Agreement with Neele E. Stearns, Jr. and as amended on
          November 26, 2003 and January 16, 2004 (incorporated by reference to
          Exhibit 99.2 to Footstar, Inc.'s 8-K filed on February 18, 2004).*

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

10.5(q) Amendment to Employment Agreement with Dale W. Hilpert (incorporated by

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
          reference to Footstar, Inc.'s Current Report on Form 8-K filed on
          January 28, 2005).*

10.5(r) Footstar, Inc. Senior Executive Base Salary Review (incorporated by reference to Item 1.01 of Footstar, Inc.'s Current Report on Form 8-K filed on March 24, 2006).*

10.5(s)   Agreement and General Release, by and between Richard L. Robbins and
          Footstar Corporation, effective as of March 31, 2006 (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on
          March 24, 2006).*

10.5(t) Employment Agreement, by and between Craig Haines and Footstar, Inc., dated as of December 30, 2005 (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on March 24, 2006).*

10.6 Footstar, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Footstar, Inc.'s 1996 Annual Report on Form 10-K filed on March 28, 1997, Reg. No. 001-11681).*

10.7(a)   Supplemental Retirement Plan for Footstar, Inc., as Amended and
          Restated effective on June 19, 2002 (incorporated by reference to Exhibit 10.9(a) to Footstar, Inc.'s Quarterly Report on Form 10-Q filed on August 13, 2002).*

10.7(b) Compensation program covering executive officers (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on
          December 20, 2004).*

10.7(c) Performance Criteria under 2005 Annual Bonus Plan (incorporated by reference to Footstar, Inc.'s Current Report on Form 8-K filed on
          January 28, 2005).*

10.8(a) 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Footstar, Inc.'s 1999 Annual Report on Form 10-K filed on March 31,
          2000).*

10.8(b) Performance Criteria under 2006 Annual Incentive Plan (incorporated by reference to Footstar, Inc.'s Current Report on From 8-K filed on
          March 8, 2006).*

10.9      Amended and Restated Exit Credit Agreement dated as of February 7,
          2006 among Footstar, Inc., as Lead Borrower for Footstar, Inc., and
          Footstar Corporation, the Lenders party thereto; Bank of America,
          N.A., as Administrative Agent, Swingline Lender and Collateral Agent;
          and General Electric Capital Corporation as Syndication Agent
          (incorporated by reference to Exhibit 10.1 of Footstar, Inc.'s Current
          Report on Form 8-K filed on February 13, 2006).

10.10 Receiving, Warehousing and Physical Distribution Services Agreement dated as of July 8, 2004 by and between Footstar Corporation and FMI
          International LLC, as amended by First Amendment to Warehousing and Physical Distribution Services

Exhibit
 Number                                 DESCRIPTION
-------                                 -----------
          Agreement dated as of July 19, 2004 (incorporated by reference to
          Exhibits 99.2 and 99.3 to Footstar, Inc.'s Current Report on Form 8-K
          filed on August 5, 2004).

21.1      Subsidiaries of Footstar, Inc.

23.1      Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer - Senior Vice President
          (Principal Financial Officer) pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

32        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

*    Management contract or compensatory plan.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         INDEX                                     PAGE
                         -----                                     ----
Report of Independent Registered Public Accounting Firm             F-2

Consolidated Statements of Operations for the Fiscal
Years Ended December 30, 2006, December 31, 2005 and
January 1, 2005                                                     F-3

Consolidated Balance Sheets as of December 30, 2006 and
December 31, 2005                                                   F-4

Consolidated Statements of Shareholders' Equity and
Comprehensive Income for the Fiscal Years Ended
December 30, 2006, December 31, 2005 and January 1,
2005                                                                F-5

Consolidated Statements of Cash Flows for the Fiscal
Years Ended December 30, 2006, December 31, 2005 and
January 1, 2005                                                     F-6

Notes to Consolidated Financial Statements                          F-7

Schedule II - Valuation and Qualifying Accounts for the
Fiscal Years ended December 30, 2006, December 31, 2005
and January 1, 2005                                       (Part IV, Item 15(a)2)

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the consolidated balance sheets of Footstar, Inc. and subsidiaries (the "Company") as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the accompanying consolidated financial statements, the Company's Amended Master Agreement with Kmart expires on December 31, 2008.

As discussed in Note 21 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of the internal control over financial reporting of Footstar, Inc. and Subsidiaries as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2007 expressed an unqualified opinion.

We have also audited the consolidated financial statement schedule listed in the index at item 15(a), Schedule II for each of the three years in the period ended December 30, 2006. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects information set forth therein.


/s/ Amper, Politziner & Mattia, P.C.
Edison, New Jersey
March 6, 2007

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE FISCAL YEARS ENDED
                                                                -------------------------------------------------------
                                                                DECEMBER 30, 2006   December 31, 2005   January 1, 2005
                                                                -----------------   -----------------   ---------------
Net sales                                                            $666.7              $715.4             $800.2
Cost of sales                                                         452.1               490.4              535.8
                                                                     ------              ------             ------
GROSS PROFIT                                                          214.6               225.0              264.4
Store operating, selling, general and administrative expenses         160.6               183.1              236.1
Depreciation and amortization                                           8.8                 7.7               21.7
Loss on Kmart Settlement                                                 --                  --                6.3
Other income                                                             --                  --               (9.2)
Interest expense                                                        1.6                 4.6               11.0
Interest income                                                        (3.8)                 --                 --
                                                                     ------              ------             ------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAXES,
   MINORITY INTERESTS AND DISCONTINUED OPERATIONS                      47.4                29.6               (1.5)
Reorganization items                                                     --               (14.6)             (37.1)
                                                                     ------              ------             ------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS AND
   DISCONTINUED OPERATIONS                                             47.4                15.0              (38.6)
(Provision) benefit for income taxes                                   (1.4)               (4.2)               2.9
                                                                     ------              ------             ------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND DISCONTINUED
   OPERATIONS                                                          46.0                10.8              (35.7)
Minority interests in net loss                                           --                  --               11.0
                                                                     ------              ------             ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               46.0                10.8              (24.7)
(Loss) income from discontinued operations, net of tax                 (0.8)                4.7              (66.7)
Gain from disposal of discontinued operations, net of tax               0.1                 8.9               21.4
                                                                     ------              ------             ------
NET INCOME (LOSS)                                                    $ 45.3              $ 24.4             $(70.0)
                                                                     ======              ======             ======
AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                  20.6                20.5               20.5
Diluted                                                                20.8                20.5               20.5
                                                                     ======              ======             ======
INCOME (LOSS) PER SHARE:
Basic:
   Income (loss) from continuing operations                          $ 2.23              $ 0.53             $(1.20)
   (Loss) income from discontinued operations                         (0.03)               0.66              (2.21)
                                                                     ------              ------             ------
   Net income (loss)                                                 $ 2.20              $ 1.19             $(3.41)
Diluted:
   Income (loss) from continuing operations                          $ 2.21              $ 0.53             $(1.20)
   (Loss) income from discontinued operations                         (0.03)               0.66              (2.21)
                                                                     ------              ------             ------
   Net income (loss)                                                 $ 2.18              $ 1.19             $(3.41)
                                                                     ======              ======             ======

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 30, 2006   December 31, 2005
                                                      -----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                $101.3             $ 196.1
   Accounts receivable, net                                   10.6                 8.8
   Inventories                                                92.0                89.2
   Prepaid expenses and other current assets                   7.9                21.5
   Assets related to discontinued operations                    --                 0.1
                                                            ------             -------
      Total current assets                                   211.8               315.7
Property and equipment, net                                   25.2                28.9
Intangible assets, net                                         6.7                10.0
Deferred charges and other noncurrent assets                   1.6                 2.1
                                                            ------             -------
      Total assets                                          $245.3             $ 356.7
                                                            ======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Liabilities not subject to compromise
   Accounts payable                                         $ 50.0             $  60.0
   Accrued expenses                                           27.6                45.9
   Income taxes payable                                        0.9                 1.9
   Liabilities related to discontinued operations              2.3                 7.4
Liabilities subject to compromise                              1.2               125.5
                                                            ------             -------
      Total current liabilities                               82.0               240.7
Other long-term liabilities                                   26.6                35.0
Amount due under Kmart Settlement                              5.2                 5.5
                                                            ------             -------
      Total liabilities                                      113.8               281.2
                                                            ------             -------
Shareholders' equity:
   Common stock $.01 par value: 100,000,000
      shares authorized; 31,634,242 and
      31,084,647 shares issued                                 0.3                 0.3
   Additional paid-in capital                                343.7               342.6
   Treasury stock: 10,711,569 shares, at cost               (310.6)             (310.6)
   Unearned compensation                                        --                (0.1)
   Retained earnings                                          88.6                43.3
   Accumulated other comprehensive income                      9.5                  --
                                                            ------             -------
      Total shareholders' equity                             131.5                75.5
                                                            ------             -------
      Total liabilities and shareholders' equity            $245.3             $ 356.7
                                                            ======             =======

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                              Accum.
                                                                                                               Other
                                    Common stock        Treasury Stock     Add'l                           Comprehensive
                                 ------------------  -------------------  Paid-in    Unearned    Retained     Income
                                   Shares    Amount    Shares     Amount  Capital  Compensation  Earnings     (Loss)       Total
                                 ----------  ------  ----------  -------  -------  ------------  --------  -------------  ------
BALANCE AS OF JANUARY 3, 2004    30,949,958   $0.3   10,711,569  $(310.6) $345.2      $(1.5)      $ 88.9       $(0.4)     $121.9
Comprehensive loss:
   Net loss                              --     --           --       --      --         --        (70.0)         --       (70.0)
   Unrealized gain on interest
   rate swap agreement                   --     --           --       --      --         --           --         0.4         0.4
                                                                                                                          ------
Total comprehensive loss                                                                                                   (69.6)
Common stock incentive plans         68,107     --           --       --    (2.1)       1.1           --          --        (1.0)
                                 ----------   ----   ----------  -------  ------      -----       ------       -----      ------
BALANCE AS OF JANUARY 1, 2005    31,018,065   $0.3   10,711,569  $(310.6) $343.1.     $(0.4)      $ 18.9         $--      $ 51.3
Comprehensive income:
   Net income                            --     --           --       --      --         --         24.4          --        24.4
                                                                                                                          ------
Total comprehensive income                                                                                                  24.4
Common stock incentive plans         66,582     --           --       --    (0.5)       0.3           --          --        (0.2)
                                 ----------   ----   ----------  -------  ------      -----       ------       -----      ------
BALANCE AS OF DECEMBER 31, 2005  31,084,647   $0.3   10,711,569  $(310.6) $342.6      $(0.1)      $ 43.3         $--      $ 75.5
Comprehensive income:
   Net income                            --     --           --       --      --         --         45.3          --        45.3
                                                                                                                          ------
Total comprehensive income                                                                                                  45.3
Adjustment to initially apply
   FASB Statement No. 158,
   net of tax                            --     --           --       --      --         --           --         9.5         9.5
Common stock incentive plans        549,595     --           --       --     1.1        0.1           --          --         1.2
                                 ----------   ----   ----------  -------  ------      -----       ------       -----      ------
BALANCE AS OF DECEMBER 30, 2006  31,634,242   $0.3   10,711,569  $(310.6) $343.7      $  --       $ 88.6       $ 9.5      $131.5
                                 ==========   ====   ==========  =======  ======      =====       ======       =====      ======

          See accompanying notes to consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                         DECEMBER 30,   December 31,   January 1,
                                                                             2006           2005          2005
                                                                         ------------   ------------   ----------
Cash flows from operating activities:
   Net income (loss)                                                        $ 45.3         $ 24.4       $ (70.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Loss (income) from discontinued operations, net of tax                   0.7          (13.6)         45.3
      Loss on sale of assets included in reorganization items                   --             --          24.1
      Minority interests in net (loss) income                                   --             --         (11.0)
      Depreciation and amortization                                            8.8            7.7          21.7
      Loss on disposal of fixed assets                                          --             --           2.1
      Deferred income taxes                                                     --            2.9          (1.6)
      Stock incentive plans                                                    1.3           (0.2)         (1.0)
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                      (1.8)          13.3          (6.6)
         (Increase) decrease in inventories                                   (2.9)           9.8          72.0
         Decrease (increase) in prepaid expenses and other assets             14.0            9.8          (5.7)
         (Decrease) increase in accounts payable, accrued expenses
            and amount due under Kmart Settlement                            (56.1)         (38.4)          7.4
         (Decrease) increase in income taxes payable and other
            long-term liabilities                                             (3.9)          (5.5)         (2.1)
                                                                            ------         ------       -------
            Net cash  provided by operating activities                         5.4           10.2          74.6
                                                                            ------         ------       -------
Cash flows (used in) provided by investing activities:
   Additions to property and equipment                                        (1.9)          (1.4)         (3.8)
   Proceeds from the sale of assets included in reorganization items            --            0.6          47.4
   Proceeds from sale of the Athletic Segment                                   --            6.3         222.1
                                                                            ------         ------       -------
            Net cash (used in) provided by investing activities               (1.9)           5.5         265.7
                                                                            ------         ------       -------
Cash flows (used in) provided by financing activities:
   Net payments from note payable                                               --             --        (198.0)
   Payments on mortgage note                                                  (1.0)          (1.8)           --
   Other                                                                        --             --           0.3
                                                                            ------         ------       -------
            Net cash used in financing activities                             (1.0)          (1.8)       (197.7)
                                                                            ------         ------       -------
Cash flows from discontinued operations:
   Net cash (used in) provided by operating activities of discontinued
      activities                                                             (97.3)          (7.4)         46.7
   Net cash used in investing activities of discontinued activities             --             --          (0.4)
   Net cash used in financing activities of discontinued activities             --             --          (0.4)
                                                                            ------         ------       -------
            Net (decrease) increase in cash - discontinued operations        (97.3)          (7.4)         45.9
                                                                            ------         ------       -------
            Net (decrease) increase in cash and cash equivalents             (94.8)           6.5         188.5
                                                                            ------         ------       -------
Cash and cash equivalents, beginning of year                                 196.1          189.6           1.1
Cash and cash equivalents, end of year                                      $101.3         $196.1       $ 189.6
                                                                            ------         ------       -------

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

Although the process for the disposition of our Athletic Segment commenced in 2003, as part of our initial reorganization plans after filing Chapter 11, we closed in 2004 166 underperforming stores within the Athletic Segment: all 88 Just For Feet stores; 75 Footaction stores and 3 Uprise stores. In May, 2004 we sold to certain affiliates of Foot Locker, Inc. (collectively "Foot Locker") 349 of the remaining Footaction stores (including all lease rights and inventory at these stores), along with the remaining inventory from the other four remaining Footaction stores (see Note 3 "Discontinued Operations" and Note 8 "Assets and Liabilities Related to Discontinued Operations").

Within the Meldisco Segment, in 2004 we exited the footwear departments in 87 stores operated by subsidiaries of Federated Department Stores, Inc. ("Federated"), and 44 Gordmans, Inc. ("Gordmans") stores; closed 13 Shoe Zone stores and sold 26 Shoe Zone stores located in Puerto Rico. These stores are reflected as discontinued operations (see Note 3 "Discontinued Operations" and Note 8 "Assets and Liabilities Related to Discontinued Operations").

In March 2004, we entered into a debtor-in-possession credit agreement, which was subsequently substantially amended (see Note 13 "The Credit Facilities").

During 2004, we sold certain other assets, including our distribution centers in Mira Loma, California ("Mira Loma") and Gaffney, South Carolina ("Gaffney"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty"). Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which has agreed to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and physical distribution services agreement (the "FMI Agreement") (see Note 23 "Commitments and Contingencies").

On July 2, 2005, the Company and Kmart Corporation ("Kmart") entered into an agreement (the "Kmart Settlement") with respect to the assumption of the Master Agreement with Kmart, effective July 1, 1995, as amended (the "Master Agreement"), which was effective as of January 2, 2005, and allowed us to continue operating the footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement (the "Amended Master Agreement"). See Note 5 "Relationship with Kmart".

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court which was amended on October 28, 2005, and amended again on December 5, 2005, (the "Amended Plan"). On January 25, 2006, the Court confirmed our Amended Plan. On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets was greater than its post petition liabilities and allowed claims.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of all subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. Prior to fiscal 2005, the minority interests represented the 49% participation of Kmart in the ownership of substantially all subsidiaries of Meldisco formed for the purpose of operating licensed footwear departments in Kmart stores (see Note 5 "Relationship with Kmart" for the elimination of Kmart's interests as of January 2, 2005).

For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

BASIS OF PRESENTATION

Our financial statements have been prepared in accordance with the provisions of SOP 90-7. Pursuant to SOP 90-7, our pre-petition liabilities that were subject to compromise are reported separately in the accompanying balance sheet as an estimate of the amount that will ultimately be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items (see Note 12 "Liabilities Subject to Compromise" and Note 18 "Reorganization Items").

FISCAL YEARS

The accompanying financial statements include our consolidated results of operations, assets and liabilities for the 52-week fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed on a straight-line basis, generally over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Capitalized software costs are amortized on a straight-line basis over their estimated useful lives. As a result of the Kmart Settlement, during fiscal 2005, the useful lives of all fixed assets, except for land and building and improvements, were revised so that the fixed assets will be fully depreciated as of December 2008 to coincide with the expiration of our contract with Kmart (see Note 5 "Relationship with Kmart").

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED CHARGES

Deferred charges, which primarily include deferred financing costs, are amortized on a straight-line basis over the remaining term of the debt.

OTHER INTANGIBLE ASSETS

Statement No. 142, Goodwill and Other Intangible Assets, ("Statement No. 142") requires that intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually in accordance with the provisions of Statement No. 142 (see Note 10 "Other Intangible Assets"). Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144. The costs of these intangibles are amortized on a straight-line basis over their estimated useful lives and will be fully amortized as of December 2008 to coincide with the expiration of our contract with Kmart (see Note 5 " Relationship with Kmart").

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

ADVERTISING COSTS

Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs are recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and were $3.0 million, $3.0 million and $21.5 million in 2006, 2005, and 2004, respectively. As a result of the Kmart Settlement (see Note 5 "Relationship with Kmart"), effective January 2, 2005, we are no longer required to remit to Kmart 2.3% of sales for advertising.

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

As of December 30, 2006 we have recorded a net deferred tax asset of $87.7 million and a related valuation allowance of $87.7 million. In connection with the preparation of our fiscal years 2006, 2005 and 2004 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

negative evidence, such as our historical losses, 2004 bankruptcy filing and anticipated liquidation of our Kmart business no later than the end of 2008. For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset (see Note 17 "Income Taxes").

POSTRETIREMENT BENEFITS

We provide a defined benefit health care plan for substantially all retirees who meet certain eligibility requirements, including current active full-time associates who had a minimum of 10 years of service as of December 31, 1992 and work up to age 60. During 2006, the Company adopted Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. Under prior accounting rules, at December 31, 2005 we had an accrual of $25.9 million relating to postretirement benefits in other long-term liabilities on our consolidated balance sheet. As of December 30, 2006, with the adoption of Statement No. 158, the Company has $0.9 million, $14.1 million and $9.6 million included in accrued expenses, other long-term liabilities and accumulated other comprehensive income, respectively, relating to postretirement benefits on our consolidated balance sheet. The annual cost of postretirement benefits is funded as it arises and the cost is recognized over an employee's term of service to us (see Note 21 "Postretirement Benefits").

INSURANCE LIABILITIES

We are primarily self-insured for health care costs. We were self-insured for workers' compensation insurance for fiscal 2004 and prior. Our health care and workers' compensation (fiscal 2004 and prior) have a deductible of $250,000, property insurance with deductibles ranging between $25,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, including medical, postretirement benefits and workers' compensation, provisions are made for our actuarially determined estimates of discounted future claim costs for such risks. Commencing in 2005, the Company is no longer self-insured for workers' compensation insurance and we maintained workers' compensation insurance with no deductible.

STOCK-BASED COMPENSATION PLANS

Prior to January 1, 2006, the Company accounted for share-based employee compensation under the provisions of Statement 123 using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB25"), Accounting for Stock Issued to Employees and related interpretations. Under the intrinsic value method, no compensation expense was recognized for stock options, as the exercise price of the employee stock options equaled the market value of the Company's stock on the date of grant.

The following table illustrates the effect on net income (loss) and income
(loss) per share amounts if we had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in millions, except per share amounts):

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        2005    2004
                                                       -----   ------
NET INCOME (LOSS):
   Reported                                            $24.4   $(70.0)
   Add:  Non-cash employee compensation, as reported    (0.1)    (0.1)
   Deduct: Stock-based employee compensation expense
      determined under fair value method for all
      awards, net of tax                                (1.1)    (1.9)
                                                       -----   ------
   Pro forma net income (loss)                         $23.2   $(72.0)
                                                       -----   ------
EARNINGS (LOSS) PER SHARE:
   Basic and Diluted:
      Reported                                         $1.19   $(3.41)
      Pro forma                                        $1.13   $(3.51)

Total compensation cost for share-based payment arrangements recognized in income was $1.3 million, $(0.1) million and $(0.1) million for fiscal 2006, 2005 and 2004, respectively. There were no options granted during fiscal years 2006, 2005 and 2004. The fair value of each option outstanding was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                          2005   2004
                          ----   ----
Expected volatility       46.4%  45.3%
Expected life in years     6.0    6.0
Risk-free interest rate    5.3%   5.3%
Assumed forfeiture rate     --     --

On January 1, 2006, we adopted the provisions of Statement No. 123R and began recognizing stock-option based compensation expense in our consolidated statement of income using the fair value based method. Because we adopted Statement No. 123R on a modified prospective basis, financial statements for 2004 and 2005 have not been restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006. Prior amounts have not been restated.

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

                    FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           2006   2005   2004
                                           ----   ----   ----
Average shares outstanding                 20.5   20.3   20.3
Average Contingently issuable shares (1)    0.1    0.2    0.2
                                           ----   ----   ----
Average shares outstanding - basic         20.6   20.5   20.5
                                           ----   ----   ----
Average shares outstanding - diluted (2)   20.8   20.5   20.5
                                           ----   ----   ----

(1)  Represents shares earned under our stock incentive plans.

(2) The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. During the year ended January 1, 2005, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been antidilutive, totaled 972,065 at January 1, 2005. There were no assumed shares having an anti-dilutive effect on EPS in any period. Shares having exercise prices greater than the Company's market price per share and, therefore, excluded from the calculation of diluted earnings per share, totaled 513,275 shares, 690,425 shares and 890,735 shares for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The carrying value of the mortgage, which approximated fair value, was $4.3 million and $5.3 million as of December 30, 2006 and December 31, 2005, respectively.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of a derivative instrument that is not considered to be highly effective, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Cash settlements under the hedge are recorded in the period in which earnings are affected by the variability in cash flows of the designated hedged item.

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

As of December 30, 2006 and December 31, 2005, we had no derivative instruments or hedging activities outstanding.

3.   DISCONTINUED OPERATIONS

In 2004, the sale of certain Footaction stores to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, which comprised the Athletic Segment, has been accounted for as discontinued operations. Our financial statements reflect the Athletic Segment as discontinued operations for all periods presented.

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

Net sales, operating (loss) income, interest (expense) income, provision for income taxes and (loss) income from our Athletic Segment for 2006, 2005 and 2004 were as follows (in millions):

                                                        2006    2005    2004
                                                       -----   -----   ------
Net sales                                              $  --   $  --   $218.8
Operating (loss) income from discontinued operations    (0.2)   10.9    (39.2)
Interest (expense) income                               (0.7)   (5.8)     0.3
Provision for income taxes                                --      --       --
(Loss) income from discontinued operations             $(0.9)  $ 5.1   $(38.9)

During 2005, we reconciled our pre-petition liabilities (see Note 12 "Liabilities Subject to Compromise") to our actual claims payments along with estimated future claim payments and recorded

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a reduction of pre-petition liabilities resulting in a gain from disposal of the Athletic Segment of $8.0 million before taxes and income from operations of discontinued operations of $9.2 before taxes. Approximately $5.3 million before taxes of the gain from disposal of the Athletic Segment related to Athletic leases which were assigned to third parties who assumed all rights and obligations relating to such leases. Approximately $2.4 million before taxes related to Athletic landlords mitigating the damages incurred by the initial rejection of the lease. The balance related to reductions to amounts claimed resulting from negotiations between the Company and its creditors. The Company recorded interest expense before taxes related to pre-petition liabilities of discontinued operations of $0.7 million, $5.8 million and $1.1 million in fiscal years 2006, 2005 and 2004, respectively, which represents interest on liabilities subject to compromise in which the Company paid interest upon emergence from bankruptcy on February 7, 2006.

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

Net sales, operating income (loss), interest expense, benefit from income taxes and loss from Shoe Zone, Gordmans and Federated for 2006, 2005 and 2004 were as follows (in millions):

                                                       2006    2005    2004
                                                       ----   -----   ------
Net sales                                              $ --   $  --   $ 24.1
Operating income (loss) from discontinued operations    0.1    (0.2)   (26.8)
Interest expense                                         --    (0.1)    (1.0)
Provision for income taxes                               --    (0.1)      --
Income (loss) from discontinued operations
   (including exit costs of approximately $16.1
   million in 2004)                                    $0.1   $(0.4)  $(27.8)

In addition, we applied the provisions of SFAS No. 144 to the stores closed by Kmart during 2006, 2005 and 2004 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June, 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109. FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for our fiscal year beginning December 31, 2006. We have determined that uncertain tax positions will not have a material affect on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2006, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115, which allows companies to elect to measure many financial instruments and certain other items at fair value. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

5.   RELATIONSHIP WITH KMART

We operated the footwear departments in 1,392 Kmart stores (the "Shoemart Corporations") as of December 30, 2006. Prior to January 2, 2005, Kmart owned a 49% equity interest in substantially all of our subsidiaries that operated these footwear departments. The business relationship with Kmart is extremely important to us. The loss of this operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us.

The Kmart licensed footwear departments account for substantially all of our sales and operating profit from continuing operations, as shown in the following tables (in millions) (amounts reported in 2005 and 2004 have been revised to conform with current year presentation):

                                                    2006     2005     2004
                                                   ------   ------   ------
Sales from continuing operations
   Footstar                                        $666.7   $715.4   $800.2
   Kmart footwear departments                      $636.6   $667.8   $753.0

Kmart footwear sales from continuing operations
   as percentage of Footstar                           95%      93%      94%

                                                    2006     2005     2004
                                                   ------   ------   ------
Operating profit from continuing operations
   Footstar                                         $45.2    $34.2    $ 9.5
   Kmart footwear departments                        46.4     44.0     24.9
Kmart's interest in footwear departments'
   operating profit                                 $  --    $  --    $12.2
                                                    -----   ------    -----
Operating profit adjusted to exclude Kmart's 49%
   interest in applicable footwear departments'
   operating income in 2004
   Footstar                                         $45.2    $34.2    $(2.7)
   Kmart footwear departments                        46.4     44.0     12.7

The operating profit from continuing operations for Footstar and Kmart footwear departments are derived from Footstar's consolidated results. Footstar's operating profit is the consolidated amount.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating profit for Kmart footwear departments is determined by deducting corporate amounts (namely corporate selling, general and administrative expenses) and the operating profit from non-Kmart footwear departments from Footstar's consolidated results. Kmart's interest in the Kmart footwear departments was determined by multiplying the operating profit of the Kmart footwear departments, after deducting the operating profit from the footwear departments owned 100% by Footstar, by Kmart's 49% interest in 2004.

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement and thereafter the Amended Master Agreement which governs of our relationship with Kmart. Under the Master Agreement before amendment, the Company and Kmart had formed in excess of 1,500 Shoemart Corporations in which we had a 51% ownership interest and Kmart had a 49% ownership interest, other than 23 of the Shoemart Corporations which were wholly-owned by us.

The Kmart Settlement provides that Kmart's equity interests in the Shoemart Corporations were extinguished effective January 2, 2005, and accordingly, Kmart does not share in the profits or losses of those entities for fiscal 2005 or subsequent years. The Kmart Settlement fixed the cure amount with respect to our assumption of the Amended Master Agreement at $45.0 million, which was paid on August 26, 2005. Effective January 2, 2005, we are required to pay Kmart 14.625% of the gross sales of the footwear departments, in lieu of the fees and dividends that had been required under the Master Agreement before amendment. We made payments to Kmart of $15.5 million based on the revised percent of gross sales due under the Amended Master Agreement for the period beginning January 2, 2005 through August 25, 2005. Effective August 25, 2005, we are also required to pay Kmart a miscellaneous expense fee of $23,500 per open store per year. The Amended Master Agreement expires at the end of 2008 at which time Kmart is obligated to purchase all our inventory relating to the footwear departments at Kmart (but not our brands) at book value, as defined.

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Fifty stores have been closed or converted from August 25, 2005 through February 24, 2007. The Company also has the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since the Kmart Settlement was entered into, the gross sales of the footwear departments in any four consecutive quarters have ranged from $636.6 million to $650.7 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate the footwear departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005, 61 stores were disposed of, closed or converted. In 2006, 29 stores were disposed of, closed or converted. In 2007, through February 24, 2007, 3 stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

must pay us a non-refundable stipulated loss value per store equal to $100,000 for terminations occurring in 2005, $60,000 for terminations occurring in 2006, $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms Kmart is not obligated to make any stipulated loss value payments for such stores.

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

Kmart has a claim against us in the amount of $11,000 for each store that is an existing store, as defined, on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all such claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, such claims for remaining stores will not be waived and will become immediately due and payable.

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Settlement for fiscal 2006 and fiscal 2005 and the Master Agreement for prior fiscal years. Such fees were $125.9 million, $131.3 million and $118.7 million for fiscal 2006, 2005 and 2004, respectively. As of December 30, 2006 and December 31, 2005, we had outstanding accounts receivable due from Kmart of $7.9 million and $5.2 million respectively, which were subsequently collected in January 2007 and January 2006, respectively.

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

6.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the
following (in millions):                 2006   2005
-------------------------------------   -----   ----
Due from Kmart                          $ 7.9   $5.2
Other - primarily trade                   2.8    4.6
                                        -----   ----
                                         10.7    9.8
Less: Allowance for doubtful accounts     0.1    1.0
                                        -----   ----
   Total                                $10.6   $8.8
                                        -----   ----

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in millions):

                                   2006    2005
                                   ----   -----
Income tax refund receivable and
   other prepaid taxes             $4.7   $18.8
Other                               3.2     2.7
                                   ----   -----
   Total                           $7.9   $21.5
                                   ----   -----

8.   ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Assets and liabilities related to discontinued operations as of December 30, 2006 and December 31, 2005 consisted of the following (in millions). See Note 3 "Discontinued Operations" and Note 12 "Liabilities Subject to Compromise" for a further discussion of Athletic Segment liabilities.

                                            2006   2005
                                            ----   ----
Assets

Prepaid expenses and other current assets   $ --   $0.1
                                            ----   ----
                                            $ --   $0.1
                                            ====   ====
Liabilities
Accrued expenses                            $2.3   $7.4
                                            ----   ----
                                            $2.3   $7.4
                                            ====   ====

9.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in millions):

                                  Original useful lives (in yrs.)    2006    2005
                                  -------------------------------   -----   -----
Land                                                                $ 3.2   $ 3.2
Buildings and improvements        10-40                              20.3    20.3
Computer hardware and software,
   equipment and furniture         3-10                              56.3    60.3
Leasehold improvements            6 or life of lease, whichever
                                  is shorter                          0.1     0.1
Other                                                                 0.2     0.3
                                                                    -----   -----
                                                                     80.1    84.2
                                                                    -----   -----
Less: Accumulated depreciation                                       54.9    55.3
                                                                    -----   -----
   Total                                                            $25.2   $28.9
                                                                    -----   -----

As a result of the Kmart Settlement during 2005, the useful lives of all fixed assets, except for land and building and improvements, have been reduced so that our fixed assets will be fully depreciated as of December 2008, to coincide with the expiration of our contract with Kmart. The effect of this change in estimate on 2005 resulted in a decrease to net income from continuing operations of $0.5 million and a decrease to basic and diluted earnings per share of $0.02.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $5.4 million, $7.3 million and $21.1 million in 2006, 2005 and 2004, respectively.

10.  OTHER INTANGIBLE ASSETS

FASB Statement No. 142 requires that intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment annually. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

During fiscal year 2005, we evaluated the fair value of our intangible assets and determined that as a result of the expected termination of the Kmart agreement in December 2008, the useful life of a trade name with a net book value of $9.9 million that had been determined in prior years to have an indefinite useful life, be reduced so that the trade name will be fully amortized as of December 31, 2008.

As of December 30, 2006 and December 31, 2005, the Company had trade names with a gross carrying amount of $11.3 million. The accumulated amortization associated with these trade names was $4.6 million and $1.3 million at December 30, 2006 and December 31, 2005, respectively. Amortization expense for fiscal 2006 and 2005 was $3.3 million and $0.3 million, respectively. The following table lists projected amortization expense relating to intangible assets for the next two fiscal years (in millions):

Fiscal year 2007   $3.3
Fiscal year 2008    3.3

11.  ACCRUED EXPENSES

Accrued expenses consisted of the following (in millions):

                                            2006    2005
                                           -----   -----
Taxes other than federal income taxes      $ 3.9   $ 9.4
Salaries and bonus                           7.7    15.4
Other - individually not in excess of 5%    16.0    21.1
                                           -----   -----
Total                                      $27.6   $45.9
                                           -----   -----

12.  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring during our bankruptcy. Pursuant to Court orders, we were authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim, which bar date has now passed for all creditors. Differences between liability amounts recorded by us and claims filed by creditors have been substantially reconciled and paid upon our emergence on February 7, 2006. The Court will make a final determination of allowable claims on the remaining disputed amounts.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities subject to compromise as of December 30, 2006 and December 31, 2005 consisted of the following (in millions):

                        2006      2005
                        ----     ------
Accounts payable        $ --     $ 56.0
Accrued expenses         1.2       64.4
Long-term liabilities     --        5.1
                        ----     ------
Total                   $1.2(a)  $125.5(a)
                        ====     ======

(a) Includes approximately $0.3 million and $92.3 million of discontinued operations liabilities subject to compromise at December 30, 2006 and December 31, 2005, respectively.

During 2005, we reconciled our recorded liabilities subject to compromise to our actual claim payments along with estimated future claim payments and recorded a reduction of our liabilities subject to compromise of $18.7 million (see Note 3 "Discontinued Operations" and Note 18 "Reorganization Items").

As of December 31, 2005 included in liabilities subject to compromise was $4.3 million relating to our mortgage payable (see Note 15 "Other Long-Term Liabilities").

13.  THE CREDIT FACILITIES

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

Effective July 1, 2005, we amended certain terms and conditions of the DIP and Exit Facility (the "Amended DIP and Exit Facility") to, among other things, allow for the consummation of our Amended Plan and reduce the amount of revolving commitments available upon emergence from $160.0 million to $100.0 million. Accordingly, the letter of credit sub-limit was reduced from $75.0 million to $40.0 million. This amendment also included a change in the maturity date for the debtor-in-possession portion of the facility from the earlier of
(i) March 4, 2006 or (ii) 15 days following confirmation of the Amended Plan to the earlier of (i) October 31, 2006 or (ii) emergence from Chapter 11. The maturity date of the exit portion of the Amended DIP and Exit Facility was modified to be the earlier of 36 months after our emergence from bankruptcy or March 4, 2009.

On February 7, 2006, upon our emergence from Chapter 11 we entered into a new $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit) (the "Credit Facility"). We may borrow up to $100 million under the Credit Facility subject to a sufficient borrowing base (based upon eligible inventory and accounts receivable) and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 and thirty days prior to the termination of the Amended Master Agreement.

The Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, stock repurchases and capital expenditures. The Company is required to maintain minimum excess availability equal to at least (a) 5% of the borrowing base for the first twelve months following the Company's emergence from bankruptcy (i.e., February 7, 2007) and
(b) 10% thereafter. In addition, if minimum excess availability falls below 20% of the borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with the covenants of the Credit Facility.

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

As of December 30, 2006, the Company had no loans outstanding under the Credit Facility, standby letters of credit outstanding totaling $10.4 million and $67.4 million available for additional borrowings under the Credit Facility.

14.  INTEREST RATE SWAP AGREEMENTS

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

Since the interest rate swaps qualified as cash flow hedges and were determined to be highly effective, the changes in the fair value were recorded in other comprehensive loss. We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes. At December 30, 2006, December 31, 2005 and January 1, 2005, we had no derivative financial instruments.

15.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          2006    2005
                         -----   -----
Employee benefit costs   $20.4   $31.1
Other                      6.2     3.9
                         -----   -----
   Total                 $26.6   $35.0
                         -----   -----

Our postretirement benefits plan and supplemental executive retirement plan are included in employee benefit costs. See Note 21 "Postretirement Benefits" and
Note 22 "Supplemental Executive Retirement Plan".

In connection with our purchase of the Meldisco headquarters building in Mahwah, New Jersey, in September 2000, we assumed a 10-year term mortgage, of which $4.3 million and $5.3 million were outstanding as of December 30, 2006 and December 31, 2005, respectively. As of December 30, 2006, $3.2 million of the mortgage is included in long term liabilities and $1.1 million is included in accrued expenses. Under the terms of the mortgage agreement, we are required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be repaid.

The mortgage bears a fixed annual rate of interest of 8.08%. As of December 30, 2006, the future principal payments under the mortgage are as follows:

2007   1.1
2008   1.2
2009   1.3
2010   0.7

16.  LEASES

We lease office facilities through operating leases with remaining lease terms ranging from approximately one to three years. We also lease automobiles, computer hardware and various equipment for shorter periods. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended December 30, 2006 was as follows (in millions):

                      2006    2005     2004
                     -----   ------   -----
Minimum rentals      $ 1.6   $  3.2   $ 6.8
Percentage rentals    95.8    100.1    67.3
                     -----   ------   -----
   Total             $97.4   $103.3   $74.1
                     -----   ------   -----

Percentage rentals represent rent paid to licensors and include excess rent fees under the Master Agreement, which, prior to the Kmart Settlement, were contingently based on store profitability. Excess rent fees were discontinued pursuant to the Kmart Settlement.

As of December 30, 2006, the future minimum rental payments under operating leases were as follows (in millions):

2007   1.0
2008   0.6
2009   0.3
2010   0.3

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  INCOME TAXES

The provision (benefit) provision for income taxes was comprised of the following (in millions):

           2006   2005    2004
           ----   ----   -----
Federal    $0.1   $3.3   $(3.3)
State       1.3    0.9     0.4
           ----   ----   -----
   Total   $1.4   $4.2   $(2.9)
           ----   ----   -----

Included in the consolidated provision (benefit) for income taxes are net deferred tax provision of $0 million, $2.7 million and $1.6 million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. There was no provision for income taxes relating to discontinued operations in 2006 and 2005 due to the elimination of the valuation allowance for the reversal of temporary differences and the utilization of net operating loss carryforwards. In 2004 no benefit was provided due to recording a valuation allowance.

Income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

                                         2006    2005    2004
                                        ------   ----   ------
Computed "expected" income tax
   expense (benefit)                     $16.6   $5.3   $(13.5)
Increases (decreases) in income taxes
   resulting from:
   State income taxes, net of
   federal tax benefit                     0.8    0.6      0.4
   51% owned subsidiaries                   --    2.6      4.6
   Other                                   1.0    0.3      0.1
   Valuation allowance                   (17.0)  (4.6)     5.5
                                        ------   ----   ------
Net income tax expense (benefit)        $  1.4   $4.2   $ (2.9)
                                        ------   ----   ------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax asset and liabilities for the 2006 and 2005 fiscal years were as follows (in millions):

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   2006      2005
                                  ------   -------
DEFERRED TAX ASSETS:
   Bankruptcy rejection claims    $   --   $  19.6
   Kmart Settlement Agreement        3.5       5.2
   Restructuring reserves            0.3       0.4
   Inventories                       5.9       4.4
   Postretirement benefits           5.8      10.1
   Employee benefits                 4.3       6.2
   NOL carryforward                 62.6      60.1
   Intangible assets                 5.6       5.0
   Other                             0.8       0.4
                                  ------   -------
Total gross deferred tax assets     88.8     111.4
Less valuation allowance           (87.7)   (109.8)
                                  ------   -------
Total deferred tax assets            1.1       1.6

DEFERRED TAX LIABILITIES:
   Property and equipment           (1.1)     (1.6)
                                  ------   -------
NET DEFERRED TAX ASSETS           $   --   $    --
                                  ------   -------

As of December 30, 2006, we have net operating loss carry forwards for federal income tax purposes of approximately $162.5 million which, if not utilized, will begin expiring for federal purposes in 2025 and in 2006 for state income tax purposes. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.

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

As of December 30, 2006 we have recorded a net deferred tax asset of $87.7 million and a related valuation allowance of $87.7 million. In connection with the preparation of our fiscal years 2006, 2005 and 2004 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as our historical losses, 2004 bankruptcy filing and anticipated liquidation of our Kmart business no later than the end of 2008. For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

In fiscal 2004 the Company had a net deferred tax asset of $2.7 million which represented certain temporary differences relating to the 51% owned Shoemart Corporations. During fiscal years 2006, 2005 and 2004, the Company recorded a (reduction) increase of the valuation allowance of $(22.1) million, $(6.4) million and $21.4 million, respectively. Due to the Kmart Settlement, all Shoemart Corporations are included in our consolidated income tax returns and, therefore, a full valuation was provided against the related net deferred tax asset.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to fiscal 2005, earnings of our 51%-owned subsidiaries were distributed and, accordingly, we provided for federal and state income taxes on their undistributed taxable earnings.

18. REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for 2006 and 2005 (in millions):

                                                                            2006    2005   2004
                                                                            ----    ----   ----
Store and distribution center closing and related asset impairment costs   $  --   $ 0.1   $24.5
Professional fees                                                            1.5    18.5     7.9
Trustee fees                                                                 0.1     3.1     5.8
Gain on disposition of bankruptcy claims                                    (0.9)   (1.5)     --
Interest income                                                             (0.7)   (5.6)   (1.1)
                                                                           -----   -----   -----
   Total                                                                   $  --   $14.6   $37.1
                                                                           =====   =====   =====

The disposition of bankruptcy claims (see Note 12 "Liabilities Subject to Compromise") resulted in $0.9 million, $1.5 million and $0 million in income from continuing operations in fiscal 2006, 2005 and 2004 respectively.

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2006 and 2005, interest income of $0.7 million and $5.6 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.

19. STOCK-BASED COMPENSATION PLANS

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

Our stock incentive plans include the shareholder-approved 1996 Incentive Compensation Plan (the "1996 Plan") and the shareholder-approved 1996 Non-Employee Director Stock Plan (the "Director Plan") and the non-shareholder-approved 2000 Equity Incentive Plan (the "2000 Plan"), which is to be used exclusively for non-executive officers of the Company and the non-shareholder-approved 2006 Non-Employee Director Stock Plan (the "2006 Director Stock Plan"). Under the 1996 Plan, a maximum of 3,100,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. Under the 2000 Plan, a maximum of 2,000,000 shares

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. A total of 200,000 shares of our common stock were reserved for issuance under the Director Plan. The total number of shares of common stock reserved and available for delivery under the 2006 Director Stock Plan is 458,044 shares, the number of shares of common stock available is subject to adjustment for recapitalization, merger, and other similar events.

Under both the 1996 Plan and the 2000 Plan, employee stock options may not be awarded with an exercise price less than fair market value on the date of grant. Generally, options are exercisable in installments of 20 percent beginning one year from date of grant and expire ten years after the grant date, provided the optionee continues to be employed by us.

We may grant deferred restricted stock units under both the 1996 Plan and the 2000 Plan. Deferred restricted stock units were granted to certain officers and key employees. Restricted stock units vest generally five years from date of grant, provided the executive continues to be employed by us. Certain restricted stock units provide for vesting upon termination of employment with the Company under certain conditions.

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

                             Number of Shares                                                                          Number of
                            to be Issued upon                         Number of Shares        Number of Shares     Shares Remaining
                               Exercise of       Weighted Average          Issued,        Remaining Available for    Available for
                               Outstanding      Exercise Price of   Inception to Date as    Future Issuance, as    Future Issuance,
       Plan Category          Options/Awards   Outstanding Options      of 12/30/2006          of 12/30/2006       as of 12/31/2005
       -------------        -----------------  -------------------  --------------------  -----------------------  ----------------
1996 Incentive
   Compensation Plan              685,790              $16                  931,733              1,482,477             1,709,822
                                ---------              ---                ---------              ---------             ---------
2000 Equity
   Incentive Plan                 232,509              $29                  108,756              1,658,735             1,577,653
                                ---------              ---                ---------              ---------             ---------
1996 Non-Employee Director
   Stock Plan                       6,000              $35                  126,516                     --                58,044
                                ---------              ---                ---------              ---------             ---------
2006 Non-Employee
    Director Stock Plan            80,000              $ 5                   41,530                336,514                    --
                                =========              ===                =========              =========             =========
Total                           1,004,299              $18                1,208,535              3,477,726             3,345,519
                                =========              ===                =========              =========             =========

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides information relating to employee stock options:

                             Employee Stock Options

                                                           2006
                                 --------------------------------------------------------
                                            WEIGHTED                         WEIGHTED
                                 EMPLOYEE    AVERAGE      AGGREGATE          AVERAGE
                                   STOCK    EXERCISE   INTRINSIC VALUE      REMAINING
                                  OPTIONS     PRICE         ($000)       CONTRACTUAL TERM
                                 --------   --------   ---------------   ----------------
Outstanding, January 1, 2006      674,425      $30
Canceled                         (167,150)     $29
                                 --------      ---
Outstanding, December 30, 2006    507,275      $31           $7.8              3.6
Exercisable, December 30, 2006    485,813      $31           $7.5              3.5

Net income for 2006 includes a charge for stock option-based compensation expense of $0.4 million. The recognition of stock option-based compensation expense in 2006 reduced both our basic and diluted earnings per share by approximately $0.02. As of December 30, 2006 there was $0 total unrecognized compensation costs related to stock options. In recognizing 2006 stock option-based compensation expense, we used the fair value of each option outstanding estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                          2006
                          ----
Expected volatility       47.1%
Expected life in years       6
Risk-free interest rate    4.6%
Assumed forfeiture rate     --

The table below provides information relating to deferred restricted stock units and performance-based stock awards:

Deferred Restricted Stock Units and Shares and Performance-Based Stock Awards

                                                   2006
                                ------------------------------------------
                                    DEFERRED          WEIGHTED AVERAGE
                                SHARES AND UNITS   GRANT DATE FAIR VALUE
                                ----------------   -----------------------
Non-vested, January 1, 2006           49,724                $22
Granted                              328,953                $ 4
Canceled                              (3,870)               $33
Shares vested                        (10,871)               $42
                                     -------                ---
Non-vested, December 30, 2006        363,936                $ 5

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 30, 2006 there was $1.1 million of unrecognized compensation costs related to restricted stock and performance-based awards. These costs are expected to be recognized over a weighted average period of 24 months. The total fair value of shares vested during 2006, 2005 and 2004 was $0 million, $0.1 million and $0 million, respectively.

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

The 1996 Director Plan also provided for automatic grants of 4,000 stock units ("Stock Units") to each non-employee director on the date of the annual meeting of our shareholders. Each Stock Unit represented the right to receive one share of our common stock at the end of a specified period and vests six months and a day after the grant date. Fifty percent of such Stock Units were payable upon vesting, provided the non-employee director had not ceased to serve as a director for any reason other than death, disability or retirement. The remaining fifty percent of such Stock Units were payable upon the latter of ceasing to be a director or attaining age 65, provided that settlement of such Stock Units were accelerated in the event of death, disability or a change in control. On our emergence from bankruptcy on February 7, 2006, the 1996 Directors Stock Plan was frozen so that no further grants may be made under the plan. Additionally, on February 7, 2006 all stock granted under the plan was immediately vested and issued.

The following table provides information relating to the status of, and changes in, options granted under the 1996 Director Plan:

                                                   DIRECTOR PLAN STOCK OPTIONS
                                         -----------------------------------------------
                                                                              AGGREGATE    WEIGHTED AVERAGE
                                                         WEIGHTED AVERAGE     INTRINSIC        REMAINING
                                         STOCK OPTIONS    EXERCISE PRICE    VALUE ($000)   CONTRACTUAL TERM
                                         -------------   ----------------   ------------   ----------------
Outstanding, January 1, 2006                 16,000             $26
Canceled                                    (10,000)            $21
                                            -------             ---
Outstanding, December 30, 2006                6,000             $35             $0.1              2.3
                                            -------             ---             ----              ---
Options exercisable, December 30, 2006        6,000             $35             $0.1              2.3
                                            -------             ---             ----              ---

2006 NON-EMPLOYEE DIRECTOR STOCK PLAN

On our emergence from bankruptcy on February 7, 2006, the 2006 Director Stock Plan became effective. The 2006 Director Stock Plan allows for the grant of common stock of the Company.

The 2006 Director Stock Plan provides for an automatic initial grant of 10,000 shares of restricted common stock to each eligible director. Beginning with the 2007 annual meeting of the Company, the Company shall make additional grants to each eligible director of 10,000 shares of restricted common

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each eligible director who so elects at least one business day prior to the last day of the first fiscal quarter of the Company for the applicable year, in the form established by the Board, to receive his or her cash director fees for such year in shares of common stock, shall receive a number of shares of common stock with a fair market value equal to the amount of such cash director fees. Such shares will be granted to the eligible director on the date the first cash payment for such year would have been made. For 2006, such election must be made on or prior to the first business day after the Effective Date. All common stock granted under this provision shall be fully vested. For this purpose, "fair market value" for an applicable date shall mean (i) if the common stock is traded on the over-the-counter bulletin board and is not traded on a national stock exchange, the average of the high and low price for common stock on the date the Common stock is granted and (ii) if the common stock is traded on a national stock exchange, the closing price of the common stock on such national stock exchange on the date the common stock is granted.

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information relating to the status of, and changes in, stock units granted under the 2006 Director Stock Plan:

                         2006 Director Stock Plan Units

                                                   2006
                    Stock Units   Weighted Average Grant Date Fair Value
                    -----------   --------------------------------------
Non-vested,
January 1, 2006            --                       --
Granted               121,530                       $5
Shares Vested          41,530                       $5

Non-vested,
December 30, 2006      80,000                       $5

As of December 30, 2006 there was $0.2 million of unrecognized compensation costs related to Director Stock units. These costs are expected to be recognized over a weighted average period of 15 months. The total fair value of shares vested during 2006, 2005 and 2004 was $0.2 million, $0 million and $0 million, respectively.

ASSOCIATE STOCK PURCHASE PLAN

An Associate Stock Purchase Plan ("ASPP") provided substantially all employees who had completed service requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation to a maximum of $25,000 (in fair market value of common stock purchased) annually. Quarterly, participant account balances were used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan, with 949,768 available as of December 30, 2006. There were no shares purchased under this plan in fiscal years 2006, 2005 and 2004, respectively.

On December 29, 2003, the New York Stock Exchange ("NYSE") suspended trading in our common stock and, at a later date, our common stock was delisted. As a result of the NYSE action, we suspended purchases of our common stock through the ASPP effective December 29, 2003.

20. 401(K) PROFIT SHARING PLAN

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

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions to the plan by us for both profit sharing and matching of employee contributions were approximately $2.7 million, $2.5 million and $1.9 million for fiscal years 2006, 2005 and 2004, respectively.

21. POSTRETIREMENT BENEFITS

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

During 2006, the Company adopted FASB Statement Number 158, "Employees' Accounting for Defined Benefit Pension and other Postretirement Plans" ("Statement No. 158"). Statement No. 158 requires companies to recognize the funded status of their defined benefit post retirement plans in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The following table represents our change in benefit obligations and a reconciliation of our plan's funded status with amounts recognized in the Consolidated Balance Sheet (in millions):


                                           2006    2005
                                          -----   -----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year   $14.2   $18.1
Service cost                                0.2     0.1
Interest cost                               0.8     0.8
Amendments                                   --    (0.4)
Actuarial loss (gain)                       0.4    (3.2)
Benefits paid                              (1.1)   (1.5)
Participant contributions                   0.3     0.3
Retiree drug subsidy receipt                0.2      --
                                          -----   -----
Benefit obligation at end of year          15.0    14.2

RECONCILIATION OF FUNDED STATUS
Funded status                              15.0    14.2
Unrecognized net actuarial gain              --     4.8
Unrecognized prior service cost              --     6.9
                                          ------  -----
Accrued benefit cost (unfunded)           $15.0   $25.9
                                          ------  -----

The following was included in Accumulated Other Comprehensive Income ("AOCI") at December 30, 2006 (in millions):

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                2006
                                ----
Net gain                        $4.1
Prior service credit             5.5
                                ----
Total amount included in AOCI   $9.6
                                ----

The estimated net gain and prior service credit for postretirement benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $(0.3) million and $(1.4) million respectively.

The following table shows the effect of adopting Statement No. 158 on our Consolidated Balance Sheet as of December 30, 2006 (in millions):

                                                Before Application                  After Application of
                                               Of Statement No. 158   Adjustments    Statement No. 158
                                               --------------------   -----------   --------------------
Liabilities
   Current post retirement benefit liability          $   --           $  0.9              $  0.9
   Long-term post retirement
      benefit liability                                 24.6            (10.5)               14.1
                                                      ------           ------              ------
Total Liabilities                                     $123.4           $ (9.6)             $113.8
   Accumulated other comprehensive income             $   --           $  9.6              $  9.6

Total Stockholders' Equity                            $121.9           $  9.6              $131.5

                                                 2006   2005
                                                 ----   ----
Weighted-average assumptions as of December 31
   Discount rate                                 5.8%   5.5%

Effective January 1, 2004, deductibles, office visits, co-payments and out-of-pocket maximums were revised. In addition, prescription drugs were replaced with co-insurance levels subject to a minimum co-payment amount.

For measurement purposes, a 10.0%, 7.5% and 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for pre-65 medical, post-65 medical and prescription drugs, respectively for fiscal year 2006. All rates were assumed to decrease gradually to 5.0% for fiscal year 2014 and remain at that level thereafter. The components of our net periodic benefit gain were as follows (in millions):

                                      2006    2005    2004
                                     -----   -----   -----
Service cost                         $ 0.1   $ 0.1   $ 0.2
Interest cost                          0.8     0.8     1.0
Amortization of prior service cost    (1.4)   (1.3)   (1.4)
Recognized net actuarial gain         (0.2)   (0.4)   (0.2)
                                     -----   -----   -----
Net periodic benefit gain            $(0.7)  $(0.8)  $(0.4)
                                     -----   -----   -----

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                           1-PERCENTAGE    1- PERCENTAGE POINT
                                                          POINT INCREASE         DECREASE
                                                          --------------   -------------------
Effect on total of service and interest cost components        $0.1               $(0.1)
Effect on postretirement benefit obligation                    $1.8               $(1.5)

Our estimate of our future postretirement health benefit payments, net of participant contributions and estimated medical drug subsidies of approximately $2.7 million for 2007 through 2016, is as follows (in millions):

2007        $ 0.9
2008          0.9
2009          1.0
2010          1.1
2011          1.1
2012-2016     5.8
            -----
            $10.8

22. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

     - All participants will be terminated on December 31, 2008 and a lump sum benefit will be paid as if a change in control had occurred the day prior to the date of termination. Such amount is estimated to be $8.6 million.

     - The maximum annual benefit available under the plan is 50% of compensation, as defined.

     - The benefits will be paid based on the actuarial equivalent lump sum of annual installments for the life of the executive.

     - The assumed discount rate was 5.0% and 5.5% in fiscal 2006 and 2005, respectively.

     - The assumed salary rate of increase was 3.0% and 3.0% in fiscal 2006 and 2005, respectively.

     - For purposes of determining eligible compensation, bonus targets will be frozen at the 2004 level.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense related to the SERP was $1.0 million, $0.7 million and $1.0 million in fiscal years 2006, 2005 and 2004, respectively. The SERP liability was approximately $6.3 million and $5.2 million as of December 30, 2006 and December 31, 2005, respectively, and is included in other long-term liabilities. During 2006 we adopted Statement No. 158 which requires companies to recognize the funded status of a defined benefit plan on their balance sheet. To initially apply the recognition provisions of Statement No. 158, the Company recorded the accumulated loss that has not yet been included in net periodic benefit cost of $0.1 million to accumulated other comprehensive income. The Company estimates that $0 million will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007.

23. COMMITMENTS AND CONTINGENCIES

SEC Investigation

Prior to our November 13, 2002 announcement that management had discovered discrepancies in the reporting of our accounts payable balances, the Company notified the staff of the SEC concerning the discovery of the accounting discrepancies. Following that notification, the staff of the SEC began an enforcement proceeding captioned, In the Matter of Footstar, Inc., MNY-7122, including an investigation into the facts and circumstances giving rise to the discrepancies. On November 25, 2003 the SEC issued a formal order in that investigation empowering certain members of the SEC staff to take certain actions in the course of the investigation, including requiring testimony and the production of documents.

On February 10, 2006, the Company received a Wells notice from the SEC staff in connection with the enforcement investigation. Under SEC procedures, a Wells notice indicates that the staff has made a preliminary decision to recommend that the SEC authorize the staff to bring a civil or administrative action against the recipient of the notice.

On February 2, 2007, the Company received a letter from the Northeast Regional Office of the SEC relating to the investigation. The letter states that the portion of the investigation related to the Company has been terminated, and no enforcement action has been recommended to the SEC. The information in the SEC's letter was provided under the guidelines in the final paragraph of Securities Act Release No. 5310.

Kmart Relationship

In connection with the Kmart Settlement, all outstanding litigation between Kmart and us was settled. See Note 5 "Relationship with Kmart." The Amended Master Agreement expires at the end of 2008.

If the Company does not identify, develop and implement viable business alternatives (which we have not to date), we will almost certainly be forced to liquidate our business at the end of December 2008. In addition, should we fail to meet the minimum sales tests, staffing requirements or other provisions provided in the Amended Master Agreement, termination of our business could occur prior to December 31, 2008.

Litigation Matters

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. While it is too early to predict the outcome of the litigation, we believe that we have meritorious defenses to and have filed an answer denying the allegations asserted by Adidas. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible. Based on the information presently available and the availability of insurance, the Company does not expect the outcome of such claim will have material adverse effect on the Company's financial condition, results of operations or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for this matter.

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. In July, 2006, NAFTA amended its claim to $9.1 million plus legal fees and expenses. We objected to their initial and amended claim and reserved all rights to continue to object to and challenge any claim by NAFTA on the basis that we owe relatively minimal amounts if any amounts to NAFTA. In November, 2006, NAFTA further amended its proof of claim to $4.5 million. This claim, which is an adversary proceeding in the bankruptcy court, is currently in the discovery phase. While it is too early to predict the outcome of this adversary proceeding, we intend to continue to object and vigorously defend the proof of claim submitted by NAFTA. As a result we are unable to estimate the amount of liability, if any, in the case of an unfavorable outcome. In addition, the Company does not believe an amount of loss in excess of recorded amounts is reasonably possible.

A former employee of the Company filed a proof of claim in our bankruptcy proceeding alleging he is owed $2 million based on services rendered and agreements entered into during his employment. We have objected to and are vigorously defending this claim. In addition, the Company does not believe an amount of loss in excess of recorded amounts is reasonably possible.

We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

FMI Agreement

During our bankruptcy, we sold certain assets, including, among other things, our distribution center in Mira Loma, California ("Mira Loma"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, FMI is the Company's exclusive provider of receiving, warehousing and physical distribution services for (a) imported product where the Company or its subsidiaries are the importer of record or (b) landed or domestic shipments controlled within the

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's supply chain. In 2006, we were obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, there are no specified minimum payments due under the FMI Agreement. Payments to FMI in 2007, and subsequent years, are based on transactional pricing. The Company's obligation with respect to each calendar year commencing with 2007 through the end of the term of the FMI Agreement is to provide FMI with an estimated total unit volume, if any, prior to the start of such year. Such estimated unit volume, if any, will be the Company's basis for any minimum quantity commitment for such year. The Company is in discussion with FMI regarding the application of transactional pricing contained in the FMI Agreement.

24. SHAREHOLDER RIGHTS PLAN

On March 9, 1999, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. Under this plan, Preferred Stock Purchase "Rights" have been distributed as a dividend to shareholders at the rate of one Right for each share of common stock outstanding. Initially, the Rights are not exercisable. Upon a "trigger event," each Right entitles its holder (other than the holder who caused the trigger event) to purchase at an "Exercise Price" of $100 the equivalent of that number of shares of common stock of the Company worth twice the Exercise Price.

The Rights have been exercisable only if a person or group that is not currently a 15 percent shareholder acquires beneficial ownership of 15 percent or more of the Company's common stock. The Rights will not be triggered by a "Qualifying Offer" that provides that all shareholders will receive the same "fair" consideration and is for all outstanding shares not owned by the offerer, among other things. In addition, stock repurchases by the Company do not constitute a trigger event under any circumstances. Shareholders who owned more than 15 percent of the stock at the time the plan was implemented or increase their ownership percentage as a result of the Company's share repurchases are "grandfathered" under this plan as long as they do not purchase additional shares.

The Company is entitled, but not required, to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger or expiration of the Rights.

25. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes and interest from continuing operations for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 were as follows (in millions):

                                2006    2005    2004
                               ------   ----   -----
Income taxes (received) paid   $(11.1)  $0.4   $ 1.2
Interest received              $  4.6   $5.3   $  --
Interest paid                  $  1.8   $3.3   $10.2

26. VENDOR CONCENTRATION

In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in our business. In fiscal 2006, approximately 96% of Meldisco's products were directly imported by us and manufactured in China.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. SUMMARY OF QUARTERLY RESULTS - UNAUDITED

(in millions, except per share data)            1ST QTR   2ND QTR   3RD QTR   4TH QTR
                                                -------   -------   -------   -------
NET SALES
   2006                                          $133.9    $190.6    $153.6    $188.6
   2005                                          $154.8    $192.6    $161.7    $206.3

GROSS PROFIT
   2006                                          $ 39.1    $ 65.2    $ 45.8    $ 64.5
   2005                                          $ 44.3    $ 62.6    $ 47.8    $ 70.3

(LOSS) INCOME FROM CONTINUING OPERATIONS
   2006                                          $ (2.6)   $ 21.4    $  6.1    $ 21.1
   2005(2)                                       $ (1.4)   $  0.9    $ (6.8)   $ 18.1

(LOSS) INCOME FROM DISCONTINUED OPERATIONS(1)
   2006                                          $ (0.8)   $ (0.1)   $  0.2    $   --
   2005(2)                                       $   --    $   --    $ (0.5)   $ 14.1

NET (LOSS) INCOME
   2006                                          $ (3.4)   $ 21.4    $  6.3    $ 21.0
   2005(2)                                       $ (1.4)   $  0.9    $ (7.3)   $ 32.2

(LOSS) EARNINGS PER SHARE(3)

2006 Basic
   Continuing operations                         $(0.12)   $ 1.04    $ 0.30     $1.02
   Discontinued operations                        (0.04)       --      0.01        --
                                                 ------    ------    ------     -----
   Net (loss) income                             $(0.16)   $ 1.04    $ 0.31     $1.02

2006 Diluted
   Continuing Operations                         $(0.12)   $ 1.03    $ 0.29     $1.01
   Discontinued Operations                        (0.04)       --      0.01        --
                                                 ------    ------    ------     -----
   Net (loss) income                             $(0.16)   $ 1.03    $ 0.30     $1.01

2005 Basic and Diluted
   Continuing operations                         $(0.07)   $ 0.05    $(0.33)    $0.88
   Discontinued operations                           --        --     (0.02)     0.69
                                                 ------    ------    ------     -----
   Net (loss) income                             $(0.07)   $ 0.05    $(0.35)    $1.57

(1) The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, and the exited Meldisco businesses have been accounted for as discontinued operations.

(2) During the fourth quarter of 2005, we recorded an adjustment to our prepetition liabilities, which resulted in $1.5 million in income from continuing operations and $17.2 million in income from discontinued operations. (See Note 12 "Liabilities Subject to Compromise").

(3) Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price.