Form 10-Q
period 2007-03-31
FOOTSTAR INC
filed 2007-05-09
CIK 1011308

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

                  For the quarterly period ended March 31, 2007

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

                                 (201) 934-2000
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                         ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant's reorganization.) Yes X No
                                                                ---    ---

Number of shares outstanding of common stock, par value $.01 per share, as of April 30, 2007: 20,957,352.

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Statements of Operations - For the Three Months
   Ended March 31, 2007 (unaudited) and April 1, 2006 unaudited) ..........    3

   Condensed Consolidated Balance Sheets - As of March 31, 2007 (unaudited)
   and December 30, 2006 ..................................................    4

   Condensed Consolidated Statement of Shareholders' Equity and
   Comprehensive Income for the Three Months Ended March 31, 2007
   (unaudited) ............................................................    5

   Condensed Consolidated Statements of Cash Flows - For the Three Months
   Ended March 31, 2007 (unaudited) and April 1, 2006 (unaudited) .........    6

   Notes to Condensed Consolidated Financial Statements ...................    7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   16

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   21

Item 4. Controls and Procedures ...........................................   21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   22

Item 1A. Risk Factors .....................................................   22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   26

Item 6. Exhibits ..........................................................   27

SIGNATURES ................................................................   27

31.1 Certification of President and Chief Executive Officer of the Company,
     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ............   28

31.2 Certification of Senior Vice President, Chief Financial Officer of the
     Company, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...   29

32.1 Certification of President and Chief Executive Officer, and Senior
     Vice President, Chief Financial Officer of the Company pursuant to 18
     U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002 ...........................................   30

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
                                   (Unaudited)
                     (in millions, except per share amounts)

                                               Three Months Ended
                                              --------------------
                                              MARCH 31,   April 1,
                                                 2007       2006
                                              ---------   --------
Net sales                                      $134.1      $133.9
Cost of sales                                    93.2        94.8
                                               ------      ------
GROSS PROFIT                                     40.9        39.1
Store operating, selling, general and
   administrative expenses                       38.8        39.4
Depreciation and amortization                     2.1         2.3
Interest expense                                  0.3         0.5
Interest income                                  (1.3)       (0.7)
                                               ------      ------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS         1.0        (2.4)
Reorganization items                               --        (0.1)
                                               ------      ------
INCOME (LOSS) BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS                        1.0        (2.3)
Income tax provision                              0.2         0.3
                                               ------      ------
INCOME (LOSS) FROM CONTINUING OPERATIONS          0.8        (2.6)
Loss from discontinued operations,
   net of taxes                                    --        (0.8)
                                               ------      ------
NET INCOME (LOSS)                              $  0.8      $ (3.4)
                                               ======      ======
NET INCOME (LOSS) PER SHARE:
Basic:
   Income (loss) from continuing operations    $ 0.04      $(0.12)
   Loss from discontinued operations               --       (0.04)
                                               ------      ------
   Net income (loss)                           $ 0.04      $(0.16)
Diluted:
   Income (loss) from continuing operations    $ 0.04      $(0.12)
   Loss from discontinued operations               --       (0.04)
                                               ------      ------
   Net income (loss)                           $ 0.04      $(0.16)
Average common shares outstanding:
Basic                                            20.6        20.6
Diluted                                          20.8        20.6
                                               ======      ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                               MARCH 31, 2007   December 30,
                                                 (UNAUDITED)        2006
                                               --------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                       $ 90.8          $101.3
   Accounts receivable, net                          13.2            10.6
   Inventories                                      114.8            92.0
   Prepaid expenses and other current assets          9.4             7.9
                                                   ------          ------
      Total current assets                          228.2           211.8
Property and equipment, net                          24.1            25.2
Intangible assets, net                                5.8             6.7
Deferred charges and other assets                     1.1             1.6
                                                   ------          ------
      Total assets                                 $259.2          $245.3
                                                   ======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Special cash distribution payable               $104.8          $   --
   Accounts payable                                  65.4            50.0
   Accrued expenses                                  25.4            27.6
   Income taxes payable                               0.9             0.9
   Liabilities of discontinued operations             2.3             2.3
Liabilities subject to compromise                     1.0             1.2
                                                   ------          ------
   Total current liabilities                        199.8            82.0
Other long-term liabilities                          26.7            26.6
Amount due under Kmart Settlement                     5.1             5.2
                                                   ------          ------
   Total liabilities                                231.6           113.8

Shareholders' Equity:
   Common stock $.01 par value: 100,000,000
   shares authorized, 31,668,921 and
   31,634,242 shares issued                           0.3             0.3
   Additional paid-in capital                       328.2           343.7
   Treasury stock: 10,711,569 shares at cost       (310.6)         (310.6)
   Retained earnings                                  0.6            88.6
   Accumulated other comprehensive income             9.1             9.5
                                                   ------          ------
      Total shareholders' equity                     27.6           131.5
                                                   ------          ------
      Total liabilities and shareholders'
         equity                                    $259.2          $245.3
                                                   ======          ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)
                       (in millions, except share amounts)

                                                                                               Accum-
                                                                                               ulated
                                                                                                Other
                                      Common stock        Treasury Stock     Add'l             Compre-
                                   ------------------  -------------------  Paid-in  Retained  hensive
                                     Shares    Amount    Shares     Amount  Capital  Earnings  Income    Total
                                   ----------  ------  ----------  -------  -------  --------  -------  -------
BALANCE AS OF DECEMBER 30, 2006    31,634,242   $0.3   10,711,569  $(310.6)  $343.7    $ 88.6   $ 9.5   $ 131.5
Comprehensive income:
   Net income                              --     --           --       --       --       0.8      --       0.8
   Amortization of prior service
      credit and actuarial gain
      attributable to post
      retirement benefit plan                                                                    (0.4)     (0.4)
                                                                                                        -------
Total comprehensive income                                                                                  0.4
Special cash distribution                  --     --           --       --    (16.0)    (88.8)     --    (104.8)
Common stock incentive plans           34,679     --           --       --      0.5        --      --       0.5
                                   ----------   ----   ----------  -------   ------    ------   -----   -------
BALANCE AS OF MARCH 31, 2007
   (UNAUDITED)                     31,668,921   $0.3   10,711,569  $(310.6)  $328.2    $  0.6   $ 9.1   $  27.6
                                   ==========   ====   ==========  =======   ======    ======   =====   =======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
                                   (Unaudited)
                                  (in millions)

                                                       Three Months Ended
                                                 ------------------------------
                                                 MARCH 31, 2007   April 1, 2006
                                                 --------------   -------------
Net cash used in operating activities                $(10.0)         $ (60.4)
                                                     ------          -------
Cash flows used in investing activities:
   Additions to property and equipment                 (0.2)            (0.4)
                                                     ------          -------
Net cash used in investing activities                  (0.2)            (0.4)
                                                     ------          -------
Cash flows used in financing activities:
   Payments on mortgage note                           (0.3)            (0.2)
                                                     ------          -------
Net cash used in financing activities                  (0.3)            (0.2)
                                                     ------          -------
Cash flows from discontinued operations:
   Net cash used in operating activities
      of discontinued operations                         --            (87.5)
                                                     ------          -------
Net decrease in cash and cash equivalents             (10.5)          (148.5)
Cash and cash equivalents, beginning of period        101.3            196.1
                                                     ------          -------
Cash and cash equivalents, end of period             $ 90.8          $  47.6
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

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court which was amended on October 28, 2005, and amended again on December 5, 2005 (the "Amended Plan"). On January 25, 2006, the Bankruptcy Court confirmed our Amended Plan. On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets was greater than its post petition liabilities and allowed claims.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 30, 2006 filed with the SEC.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 29, 2007.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), effective December 30, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States ("GAAP"), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

5. DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, we have reported our results of the discontinued operations as a separate component of operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the first quarter of 2007 and 2006 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

Net sales, operating loss, interest expense and loss from discontinued operations for the three months ended March 31, 2007 and April 1, 2006 were as follows (in millions):

                                     Three Months Ended
                                    --------------------
                                    MARCH 31,   April 1,
                                       2007       2006
                                    ---------   --------
Net sales                              $--        $  --
Operating loss from
   discontinued operations              --         (0.8)
Interest expense                        --           --
Provision for income taxes              --           --
                                       ---        -----
Loss from discontinued operations      $--        $(0.8)
                                       ===        =====

6. RELATIONSHIP WITH KMART

The business relationship with Kmart is extremely important to us. The Kmart licensed footwear departments account for substantially all of our sales and operating profit. The loss of this operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us.

We operated the footwear departments in 1,389 Kmart stores as of March 31, 2007.

On July 2, 2005, the Company and Kmart entered into the Kmart Settlement and thereafter the Amended Master Agreement which governs our relationship with Kmart.

The Amended Master Agreement expires at the end of 2008 at which time Kmart is obligated to purchase all our inventory relating to the footwear departments at Kmart (but not our brands) at book value, as defined.

The Amended Master Agreement provides that we pay Kmart 14.625% of the gross sales of the footwear departments and a miscellaneous expense fee of $23,500 each year per open store.

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

August 25, 2005. Fifty stores have been closed or converted from August 25, 2005 through March 31, 2007. We also have the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since the Kmart Settlement was entered into, the gross sales of the footwear departments in any four consecutive quarters have ranged from $636.6 million to $650.7 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate the footwear departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005 and 2006, 90 stores were disposed of, closed or converted. In 2007, through March 31, 2007, three stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms Kmart is not obligated to make any stipulated loss value payments for such stores.

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

Kmart has a claim against us in the amount of $11,000 for each store that is an existing store on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all such claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of our breach, such claims for remaining stores will not be waived and will become immediately due and payable.

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Settlement. Such fees were $26.9 million and $27.0 million for the three months ended March 31, 2007 and April 1, 2006, respectively. As of March 31, 2007 and December 30, 2006, we had outstanding accounts receivable due from Kmart of $10.9 million and $7.9 million respectively, which were subsequently collected in April 2007 and January 2007, respectively.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

7. LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Liabilities related to discontinued operations not subject to compromise consisted of the following (in millions):

                      MARCH 31,   December 30,
                        2007          2006
                      ---------   ------------
LIABILITIES
   Accrued expenses      $2.3         $2.3
                         ----         ----
                         $2.3         $2.3
                         ====         ====

8. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring during our bankruptcy. Pursuant to Court orders, we were authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim, which bar date has now passed for all creditors. Differences between liability amounts recorded by us and claims timely filed by creditors have been substantially reconciled and paid upon our emergence on February 7, 2006. The Court will make a final determination of allowable claims on the remaining disputed amounts.

Liabilities subject to compromise consisted of the following (in millions):

                   MARCH 31,   December 30,
                      2007         2006
                   ---------   ------------
Accrued expenses    $1.0          $1.2
                    ----          ----
   Total            $1.0(a)       $1.2(a)
                    ====          ====

(a) Includes approximately $0.3 and $0.3 of liabilities subject to compromise from discontinued operations as of March 31, 2007 and December 30, 2006, respectively.

9. REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three months ended March 31, 2007 and April 1, 2006 (in millions):

                          Three Months Ended
                         --------------------
                         MARCH 31,   April 1,
                            2007       2006
                         ---------   --------
Professional fees           $--       $ 1.3
Gain on disposition of
   bankruptcy claims         --        (0.7)
Interest income              --        (0.7)
                            ---       -----

   Total                    $--       $(0.1)
                            ===       =====

10. EARNINGS PER SHARE

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

The following table reflects average shares outstanding used to compute basic and diluted earnings (loss) per share (in millions):

                                            Three Months Ended
                                           --------------------
                                           MARCH 31,   April 1,
                                              2007       2006
                                           ---------   --------
Average shares outstanding                    20.5       20.5
Average contingently issuable shares (1)       0.1        0.1
                                              ----       ----
Average shares outstanding - basic            20.6       20.6
                                              ====       ====
Average shares outstanding - diluted (2)      20.8       20.6
                                              ====       ====

(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the three months ended April 1, 2006 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation for that period. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 496,415 and 752,600 at March 31, 2007 and April 1, 2006, respectively. There were no assumed shares having an anti-dilutive effect on EPS in any period.

11. INCOME TAXES

The effective tax rate for the three months ended March 31, 2007 was lower than the expected rate and the applicable U.S. statutory rate because the Company is utilizing net operating losses available to reduce the annual provision. The 2007 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset current income. Also included in the income tax provision for the three months ended March 31, 2007 is a provision for alternative minimum tax. The 2006 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands.

As of March 31, 2007, all of the Company's deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

12. COMMITMENTS AND CONTINGENCIES

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

On February 2, 2007, the Company received a letter from the Northeast Regional Office of the SEC stating that the portion of the investigation related to the Company has been terminated, and no enforcement action has been recommended to the SEC. The information in the SEC's letter was provided under the guidelines in the final paragraph of Securities Act Release No. 5310.

Kmart Relationship

As a result of the Kmart Settlement, the Amended Master Agreement expires at the end of December 2008. If the Company does not identify, develop and implement viable business alternatives (which we have not to date), we will almost certainly be forced to liquidate our business at the end of December 2008. In addition, should we fail to meet the minimum sales tests, staffing requirements or other provisions provided in the Amended Master Agreement, termination of our business could occur prior to December 2008.

Litigation Matters

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint seeks injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. While it is too early to predict the outcome of the litigation, we believe that we have meritorious defenses and we have filed an answer denying the allegations asserted by Adidas. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible. Based on the information presently available and the availability of insurance, the Company does not expect the outcome of such claim will have material adverse effect on the Company's financial condition, results of operations or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for this matter.

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. In July, 2006, NAFTA amended its claim to $9.1 million plus legal fees and expenses. We objected to their initial and amended claim and reserved all rights to continue to object to and challenge any claim by NAFTA on the basis that we owe

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

relatively minimal amounts, if any, to NAFTA. In November, 2006, NAFTA further amended its proof of claim to $4.5 million. This claim, which is an adversary proceeding in the U. S. Bankruptcy Court in the Southern District of New York, is currently in the discovery phase. While it is too early to predict the outcome of this adversary proceeding, we intend to continue to object and vigorously defend the proof of claim submitted by NAFTA. As a result we are unable to estimate the amount of liability, if any, in the case of an unfavorable outcome. In addition, the Company does not believe an amount of loss in excess of recorded amounts is reasonably possible.

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

FMI Agreement

During our bankruptcy, we sold certain assets, including, among other things, our distribution center in Mira Loma, California ("Mira Loma"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement (the "FMI Agreement"). Pursuant to the FMI Agreement, FMI is the Company's exclusive provider of receiving, warehousing and physical distribution services for (a) imported product where the Company or its subsidiaries are the importer of record or (b) landed or domestic shipments controlled within the Company's supply chain. In 2006, we were obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, there are no specified minimum payments due under the FMI Agreement. Payments to FMI in 2007, and subsequent years, are based on transactional pricing. With respect to each calendar year commencing with 2007 through the end of the term of the FMI Agreement, the Company is obligated to provide FMI with an estimated total unit volume, if any, prior to the start of such year. Such estimated unit volume, if any, will be the Company's basis for any minimum quantity commitment for such year. The Company is in discussion with FMI regarding the application of transactional pricing contained in the FMI Agreement.

13. SPECIAL CASH DISTRIBUTION

On March 27, 2007, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $5.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. As such, the Company recorded a special cash distribution payable totaling $104.8 million and reduced retained earnings ($88.8 million) and reduced additional paid-in capital for the amount in excess of retained earnings ($16.0 million).

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

This special cash distribution was paid on April 30, 2007 from cash balances ($92.7 million) and loans under our Credit Facility ($12.1 million). All conditions within our Credit Facility with respect to such distributions were satisfied. As of May 4, 2007 we had $8.0 million and $8.1 million in outstanding loans and standby letters of credit, respectively. The weighted average interest rate on the outstanding loans was 7.2 %. As of this date, we had $56.1 million available for additional borrowings under our Credit Facility.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance. Factors that could affect our forward-looking statements include, among other things:

- whether the Company will be able to identify, develop and implement viable business alternatives (which it has not developed to date) to offset the loss of the Kmart business, absent which it will be required to liquidate;

- whether the Company will be able to continue to operate the footwear departments in Kmart stores through December 2008;

- impact of our recent declaration and payment of a $5.00 per share special distribution on our future cash requirements and liquidity needs, both for our expected operations as well as other future needs, contingencies, obligations or operating or strategic plans;

- the affect on the Company should Kmart significantly reduce the number of or eliminate Kmart footwear departments, between now and December 31, 2008;

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

Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

future performance. Actual results and performance may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q, other than as included in our future required SEC filings.

OVERVIEW

The following points highlight the first three months of operations of 2007 as compared to the first three months of 2006 for the Company and our financial condition as of March 31, 2007:

- As of March 31, 2007, we operated in 1,389 Kmart stores compared with 1,402 stores on April 1, 2006, and as of March 31, 2007, we operated in 857 Rite Aid stores in the western region of the United States, compared with 854 stores on April 1, 2006;

- Operating profit increased to $0 million for the three month period ended March 31, 2007 as compared to an operating loss of $(2.6) million for the three month period ended April 1, 2006 primarily due to an increase in gross profit percentage and a reduction in expenses;

- The Company used $10.5 million in cash during the first three months of 2007;

- As of March 31, 2007, the Company had $90.8 million in cash and cash equivalents with no loans outstanding under the Credit Facility and standby letters of credit thereunder totaling $8.1 million. The Company had $59.5 million available for additional borrowing under the Credit Facility as of March 31, 2007.

- On March 27, 2007, the Company declared a special cash distribution of $5.00 per common share totaling $104.8 million, paid on April 30, 2007. Of such distribution, $92.7 was funded from cash on hand and the balance from loans provided under our Credit Facility.

KMART RELATIONSHIP

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 VERSUS THREE MONTHS ENDED APRIL 1, 2006

The following is a discussion of the results of operations for the three months ended March 31, 2007 compared with the three months ended April 1, 2006 (in millions):

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

FIRST QUARTER 2007 VERSUS FIRST QUARTER 2006

                                                % OF      % of
                                              SALES -   Sales -
                             2007     2006      2007      2006
                            ------   ------   -------   -------
Net Sales                   $134.1   $133.9    100.0     100.0
                            ------   ------    -----     -----
Gross Profit                  40.9     39.1     30.5      29.2
SG&A Expenses                 38.8     39.4     28.9      29.4
Depreciation/Amortization      2.1      2.3      1.6       1.7
                            ------   ------    -----     -----
Operating Profit (Loss)     $   --   $ (2.6)      --      (1.9)
                            ------   ------    -----     -----

NET SALES

Net sales increased $0.2 million, or 0.1%, to $134.1 million in 2007 compared with $133.9 million in 2006. Shoemart sales were approximately $128.3 million in 2007 and $128.4 million in 2006. Shoemart comparable store sales increased 0.7% largely due to stronger winter product sales after a weak selling year in 2006. Shoemart store counts were down on average by 1.1% during the first quarter as there were 1,389 stores in operation in 2007 versus 1,402 stores in 2006. The overall Company sales increase for the first quarter 2007 was due to the 4.9% comparable stores sales increase in the Rite Aid business as average store counts were flat to 2006.

GROSS PROFIT

Gross profit increased $1.8 million or 4.6% to $40.9 million in 2007 compared with $39.1 million in 2006. The gross profit improvement is due to higher average retail prices and the movement from a fixed minimum revenue commitment with our third party logistics provider, FMI, to services based upon transactional pricing. (See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding our relationship with FMI.) The overall gross margin rate increased 1.3%.

SG&A EXPENSES

SG&A expenses decreased $0.6 million, or 1.5%, to $38.8 million in 2007 compared with $39.4 million in 2006. The decrease in SG&A expenses was due to fewer stores open at Shoemart during the quarter and incurring lower costs as a result of not being in bankruptcy in 2007. The overall SG&A rate as a percentage of sales decreased to 28.9% in 2007 versus 29.4% in 2006.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $0.2 million to $2.1 million in 2007 compared with $2.3 million in 2006.

OPERATING PROFIT

Operating profit increased $2.6 million to $0 million in 2007 compared with a loss of $(2.6) million in 2006 primarily due to the increase in the gross margin rate and decrease in expenses noted above.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and borrowings available under our revolving credit facility (the "Credit Facility"). The Credit Facility is structured to support general corporate borrowing requirements. We also continue to benefit from improved payment terms obtained from our vendors and factories overseas, which began in December 2004.

Subsequent to our emergence from Chapter 11 through March 31, 2007, we made payments to creditors totaling $127.5 million, including interest where applicable. These payments exclude claims for approximately $1.0 million which we currently expect will be paid, with interest where applicable, upon final resolution.

Net cash used in operating activities for the first three months of 2007 was $10.0 million compared to cash used in operating activities (from continuing and discontinued operations) of $147.9 million for the first three months of 2006. Cash used in operating activities for the first three months of 2007 offset net income of $1.1 million and an increase in accounts payable and accrued expenses of $12.9 million and consisted primarily of an increase in inventory of $22.8 million and other miscellaneous items totaling $1.2 million. In the first three months of 2006, the Company used $116.5 million in cash from operating activities of continuing and discontinued operations to pay pre-petition claims and related interest upon our emergence from bankruptcy.

Cash used in investing activities was $0.2 million and cash used in financing activities was $0.3 million in the first three months of 2007 compared to using $0.4 million in cash in investing activities and $0.2 million in cash in financing activities in the first three months of 2006.

On March 27, 2007, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $5.00 per common share. This distribution totaling $104.8 million was paid on April 30, 2007 from cash on hand ($92.7 million) and the balance provided by loans under our Credit Facility. All conditions within our Credit Facility with respect to such distributions were satisfied. As the special distribution to shareholders was declared during our first quarter, the Company has recorded the liability and reduced stockholders' equity accordingly.

Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the payment of further dividends or distributions, the impact of subsequent financial results and the timing of the wind-down and ultimate liquidation of our Kmart business, many of which are beyond our control. If the Company does not identify, develop and implement viable business alternatives (which we have not to date) to offset the termination of its Kmart business, it is expected that the Company will be required to liquidate its business by no later than the end of 2008. Although we cannot reasonably assess the impact of these or other uncertainties, we believe that our cash generated from operations and borrowings available under our Credit Facility, will be sufficient to fund our expected operating expenses, capital expenditures and working capital needs during the next 12 to 18 months.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

We maintain a $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit). The amount we may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 and thirty days prior to the termination of the Amended Master Agreement.

The Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases and capital expenditures. The Company is required to maintain a minimum excess availability level equal to at least 5% of the borrowing base through February 7, 2007 and 10% thereafter. In addition, if minimum excess availability falls below 20% of the calculated borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with the Credit Facility.

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

As of March 31, 2007, the Company had no loans outstanding under the Credit Facility, standby letters of credit outstanding totaling $8.1 million and $59.5 million available for additional borrowings under the Credit Facility. Our special distribution to shareholders on April 30, 2007 depleted our cash balances and caused us to incur loans under our Credit Facility. As of May 4, 2007 we had $8.0 million and $8.1 million in outstanding loans and standby letters of credit, respectively, with a weighted average interest rate on the outstanding loans of 7.2% and $56.1 million available for additional borrowings under our Credit Facility.

CRITICAL ACCOUNTING ESTIMATES

Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting estimates that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these estimates and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

The accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 are those that depend most heavily on these judgments and

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

estimates. As of March 31, 2007, there have been no material changes to any of the critical accounting estimates contained in our 2006 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of March 31, 2007, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. We do not hold derivative financial investments for trading or speculative purposes.

INTEREST RATES

Revolving loans under our Credit Facility bear interest at rates that are tied to the LIBOR and the Prime Rate and therefore our condensed consolidated financial statements could be exposed to changes in interest rates. We did not incur loans under our Credit Facility at any point during the fiscal year ended December 30, 2006, or during the first quarter of fiscal 2007 and therefore the Company has not considered this exposure to be material. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company has engaged in interest rate hedging agreements in the past for purposes of limiting portions of interest rate expense in connection with outstanding variable rate debt. The Company is not currently engaged in interest rate hedging activities.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of our President and Chief Executive Officer and Chief Financial Officer - Senior Vice President, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer -Senior Vice President concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

No changes in the Company's internal control over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth on pages 13 and 14 under the caption "Litigation Matters" in Note 12 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006, have not materially changed, but given the termination of the Company's principal business relationship with Kmart no later than December 31, 2008 and the difficulty of the Company's ability to manage and plan for the disposal of, conversion, or closing of additional Kmart stores, we are repeating these factors below. In addition, we have included a Risk Factor concerning the impact of our recent declaration and payment of a special cash distribution on our future cash requirements and liquidity needs for our expected operations.

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

OUR RECENT DECLARATION AND PAYMENT OF A SPECIAL CASH DISTRIBUTION MAY IMPACT OUR FUTURE CASH REQUIREMENTS AND LIQUIDITY NEEDS.

On March 27, 2007, we announced the declaration of a $5.00 per common share cash distribution, paid on April 30, 2007. The Board considered, among other factors, our cash position, our expected future operating results, our future cash needs and cash position, our liquidity needs and available capital resources, and our strategic options.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

This special cash distribution reduced cash available for future operations, and for future cash needs and liquidity, by a total of $104.8 million. It is likely that the Company will be required to periodically borrow under its Credit Facility to support normal operating needs. If our future operating results or cash needs or obligations differ in any material respect from our expectations, or other changes occur in our business or operations, which we have not anticipated, our cash needs could be greater than our cash generated from operations and funds available under our Credit Facility, which would have a material adverse impact on our financial condition. There can be no assurance that we will have sufficient available cash and available cash resources (including funds available under our Credit Facility and credit available from our vendors) to satisfy all of our future cash needs.

In addition, the payment of this special cash distribution may likely limit our ability to consider or implement other potential business operating plans or strategic options such as a merger or sale, acquisition of one or more other businesses, or entry into or expansion of any particular lines of business.

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

WE RELY ON KEY VENDORS AND THIRD PARTIES TO MANUFACTURE, WAREHOUSE AND DISTRIBUTE OUR PRODUCTS.

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

We also depend on third parties to receive, warehouse, transport and deliver our products. If these

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

third parties are unable to perform for any reason, or if they increase the price of their services, there could be a material adverse effect on our operations and financial performance.

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

Although these material weaknesses identified in fiscal 2004 have been remediated, we cannot assure you that additional other material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in other material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could also cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                          TOTAL NUMBER OF      AVERAGE PRICE
               PERIOD                  SHARES PURCHASED (1)   PAID PER SHARE
               ------                  --------------------   --------------
DECEMBER 31, 2006 - JANUARY 27, 2007              --                 --
JANUARY 28 - FEBRUARY 24, 2007                    --                 --
FEBRUARY 25 - MARCH 31, 2007                   1,089               6.57
                                               -----               ----
                                               1,089               6.57
                                               =====               ====

(1) Represents common shares repurchased from Company employees for required tax withholdings in connection with the distribution of shares issued to management and employees upon the settlement of deferred stock granted under the Company's stock compensation plans.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

ITEM 6. EXHIBITS

Exhibit 10.1 Compensatory arrangement between Mr. George A. Sywassink and Footstar, Inc., in connection with Mr. Sywassink's resignation effective March 26, 2007 (incorporated by reference to Item 5.02 of Footstar, Inc.'s Current Report on Form 8-K, filed on March 29, 2007).

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer - Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Footstar, Inc.


Date: May 8, 2007                       By: /s/ Jeffrey A. Shepard
                                            ------------------------------------
                                        Jeffrey A. Shepard
                                        President and Chief Executive Officer


Date: May 8, 2007                       By: /s/ Michael J. Lynch
                                            ------------------------------------
                                        Michael J. Lynch
                                        Chief Financial Officer -  Senior Vice
                                        President


Date: May 8, 2007                       By: /s/ Craig M. Haines
                                            ------------------------------------
                                        Craig M. Haines
                                        Vice President, Controller, Principal
                                        Accounting Officer