Form 10-Q
period 2007-06-30
FOOTSTAR INC
filed 2007-08-09
CIK 1011308

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

                  For the quarterly period ended June 30, 2007
                         Commission File Number 1-11681

                                   ----------

                                 FOOTSTAR, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

             DELAWARE                                      22-3439443
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation for organization)

                  933 MACARTHUR BLVD., MAHWAH, NEW JERSEY 07430
           (Address of principal executive offices including zip code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                           ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant's reorganization.) Yes X No
                                                                ---    ---
Number of shares outstanding of common stock, par value $.01 per share, as of July 28, 2007: 21,125,072.

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Statements of Operations - For the Three and
      Six Months Ended June 30, 2007 (unaudited) and July 1, 2006
      (unaudited)..........................................................    3

   Condensed Consolidated Balance Sheets - As of June 30, 2007 (unaudited)
      and December 30, 2006................................................    4

   Condensed Consolidated Statement of Shareholders' Equity and
      Comprehensive Income for the Six Months Ended June 30, 2007
      (unaudited)..........................................................    5

   Condensed Consolidated Statements of Cash Flows - For the Six Months
      Ended June 30, 2007 (unaudited) and July 1, 2006 (unaudited).........    6

   Notes to Condensed Consolidated Financial Statements....................    7

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   15

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........   21

Item 4. Controls and Procedures............................................   22

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................   22

Item 1A. Risk Factors......................................................   22

Item 4. Submission of Matters to a Vote of Security Holders................   26

Item 6. Exhibits...........................................................   27

SIGNATURES.................................................................   27

31.1 Certification of President and Chief Executive Officer of the Company,
     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............   28

31.2 Certification of Chief Financial Officer - Senior Vice President of
     the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of
     2002..................................................................   29

32.1 Certification of President and Chief Executive Officer and Chief
     Financial Officer - Senior Vice President of the Company pursuant to
     18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002............................................   30

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                               Three Months Ended              Six Months Ended
                                                         -----------------------------   ----------------------------
                                                         JUNE 30, 2007   July  1, 2006   JUNE 30, 2007   July 1, 2006
                                                         -------------   -------------   -------------   ------------
Net sales                                                   $173.4          $190.6          $307.5          $324.5
Cost of sales                                                112.7           125.4           205.9           220.2
                                                            ------          ------          ------          ------
GROSS PROFIT                                                  60.7            65.2           101.6           104.3
Store operating, selling, general and
   administrative expenses                                    37.1            41.8            75.9            81.2
Depreciation and amortization                                  2.1             2.3             4.2             4.5
Other income                                                  (0.6)             --            (0.6)             --
Interest expense                                               0.3             0.3             0.6             0.9
Interest income                                               (0.7)           (0.8)           (2.0)           (1.5)
                                                            ------          ------          ------          ------
INCOME BEFORE REORGANIZATION ITEMS                            22.5            21.6            23.5            19.2
Reorganization items                                            --             0.2              --             0.1
                                                            ------          ------          ------          ------
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS        22.5            21.4            23.5            19.1
Income tax provision                                          (1.0)             --            (1.2)           (0.3)
                                                            ------          ------          ------          ------
INCOME FROM CONTINUING OPERATIONS                             21.5            21.4            22.3            18.8
Loss from discontinued operations,
   net of taxes                                                 --            (0.1)            --             (0.9)
Gain from disposal of discontinued
   operations, net of taxes                                     --             0.1             --              0.1
                                                            ------          ------          ------          ------
NET INCOME                                                  $ 21.5          $ 21.4          $ 22.3          $ 18.0
                                                            ======          ======          ======          ======

NET INCOME (LOSS) PER SHARE:
Basic:
   Income from continuing operations                        $ 1.04          $ 1.04          $ 1.08          $ 0.92
   Loss from discontinued operations                            --              --              --           (0.04)
                                                            ------          ------          ------          ------
   Net income                                               $ 1.04          $ 1.04          $ 1.08          $ 0.88
 Diluted:
   Income from continuing operations                        $ 1.02          $ 1.03          $ 1.07          $ 0.91
   Loss from discontinued operations                            --              --              --           (0.04)
                                                            ------          ------          ------          ------
   Net income                                               $ 1.02          $ 1.03          $ 1.07          $ 0.87

Average common shares outstanding:
Basic                                                         20.7            20.6            20.7            20.6
Diluted                                                       21.0            20.7            20.9            20.7
                                                            ======          ======          ======          ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                 JUNE 30, 2007
                                                                  (UNAUDITED)    December 30, 2006
                                                                 -------------   -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                        $  3.2            $101.3
   Accounts receivable, net                                           11.7              10.6
   Inventories                                                       103.4              92.0
   Prepaid expenses and other current assets                           7.7               7.9
                                                                    ------            ------
      Total current assets                                           126.0             211.8
Property and equipment, net                                           22.9              25.2
Intangible assets, net                                                 5.0               6.7
Deferred charges and other assets                                      1.2               1.6
                                                                    ------            ------
      Total assets                                                  $155.1            $245.3
                                                                    ======            ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Accounts payable                                                 $ 47.1            $ 50.0
   Accrued expenses                                                   23.9              27.6
   Income taxes payable                                                1.3               0.9
   Liabilities of discontinued operations                              1.5               2.3
Liabilities subject to compromise                                      0.5               1.2
                                                                    ------            ------
   Total current liabilities                                          74.3              82.0
Other long-term liabilities                                           26.8              26.6
Amount due under Kmart Settlement                                      5.1               5.2
                                                                    ------            ------
   Total liabilities                                                 106.2             113.8

Shareholders' Equity:
   Common stock $.0l par value: 100,000,000 shares authorized,
      31,668,921 and 31,634,242 shares issued                          0.3               0.3
   Additional paid-in capital                                        328.4             343.7
   Treasury stock: 10,711,569 shares at cost                        (310.6)           (310.6)
   Retained earnings                                                  22.1              88.6
   Accumulated other comprehensive income                              8.7               9.5
                                                                    ------            ------
      Total shareholders' equity                                      48.9             131.5
                                                                    ------            ------
      Total liabilities and shareholders' equity                    $155.1            $245.3
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

                                                                                                                 Accum-
                                                                                                                 ulated
                                                                                                                 Other
                                                  Common stock         Treasury Stock       Add'l               Compre-
                                              -------------------   --------------------   Paid-in   Retained   hensive
                                                Shares     Amount     Shares      Amount   Capital   Earnings    Income    Total
                                              ----------   ------   ----------   -------   -------   --------   -------   -------
BALANCE AS OF DECEMBER 30, 2006               31,634,242    $0.3    10,711,569   $(310.6)  $343.7     $ 88.6     $ 9.5    $ 131.5
Comprehensive income:
   Net income                                         --      --            --        --       --       22.3        --       22.3
   Amortization of prior service credit and
      actuarial gain attributable to post
      retirement benefit plan                                                                                     (0.8)      (0.8)
                                                                                                                          -------
Total comprehensive income                                                                                                   21.5
Special cash distribution                             --      --            --        --    (16.0)     (88.8)       --     (104.8)
Common stock incentive plans                      34,679      --            --        --      0.7         --        --        0.7
                                              ----------    ----    ----------   -------   ------     ------     -----    -------
BALANCE AS OF JUNE 30, 2007 (UNAUDITED)       31,668,921    $0.3    10,711,569   $(310.6)  $328.4     $ 22.1     $ 8.7    $  48.9
                                              ==========    ====    ==========   =======   ======     ======     =====    =======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
                                   (Unaudited)
                                  (in millions)

                                                            Six Months Ended
                                                      ----------------------------
                                                      JUNE 30, 2007   July 1, 2006
                                                      -------------   ------------
Net cash provided by (used in) operating activities      $   8.5        $ (34.9)
                                                         -------        -------
Cash flows used in investing activities:
   Additions to property and equipment                      (0.3)          (0.6)
                                                         -------        -------
Net cash used in investing activities                       (0.3)          (0.6)
                                                         -------        -------
Cash flows used in financing activities:
   Special cash distribution paid                         (104.8)            --
   Payments on mortgage note                                (0.5)          (0.5)
                                                         -------        -------
Net cash used in financing activities                     (105.3)          (0.5)
                                                         -------        -------
Cash flows from discontinued operations:
   Net cash used in operating activities of
      discontinued operations                               (1.0)         (92.8)
                                                         -------        -------
Net decrease in cash and cash equivalents                  (98.1)        (128.8)
Cash and cash equivalents, beginning of period             101.3          196.1
                                                         -------        -------
Cash and cash equivalents, end of period                 $   3.2        $  67.3
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

As further discussed in Note 6 "Relationship with Kmart" below, the Kmart licensed footwear departments account for substantially all of our sales and operating profits. Our agreement with Kmart expires at the end of 2008. Unless the Company identifies, develops and/or implements viable business alternatives to offset this business (and to date we have not identified, developed or implemented such viable business alternatives) we will almost certainly be forced to liquidate when our Kmart business ends.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 30, 2006 filed with the SEC.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 29, 2007.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), effective December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of June 30, 2007 the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect the effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company's policy is to recognize interest and penalties related to tax matters in income tax provision in the Condensed Consolidated Statements of Operations. The amount of interest and penalties for the six months ended June 30, 2007 was insignificant. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

5.   DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Accordingly, we have reported our results of the discontinued operations as a separate component of operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the second quarter of 2007 and 2006 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

Net sales, operating loss, interest expense and loss from discontinued operations for the three and six months ended June 30, 2007 and July 1, 2006 were as follows (in millions):

                                         Three Months Ended              Six Months Ended
                                    ----------------------------   ----------------------------
                                    JUNE 30, 2007   July 1, 2006   JUNE 30, 2007   July 1, 2006
                                    -------------   ------------   -------------   ------------
Net sales                                $--            $ --            $--           $  --
Operating loss from
   discontinued operations                --              --             --            (0.3)
Interest expense                          --             0.1             --             0.6
Provision for income taxes                --              --             --              --
                                         ---           -----            ---           -----
Loss from discontinued operations        $--           $(0.1)           $--           $(0.9)
                                         ===           =====            ===           =====

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

We operated the footwear departments in 1,389 Kmart stores as of June 30, 2007.

The Amended Master Agreement governs our relationship with Kmart and expires at the end of 2008 at which time Kmart is obligated to purchase all our inventory relating to the footwear departments at Kmart (but not our brands) at book value, as defined. Unless the Company identifies, develops and/or implements viable business alternatives to offset this business (and to date we have

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

not identified, developed or implemented such viable business alternatives) we will almost certainly be forced to liquidate when our Kmart business ends.

The Amended Master Agreement provides that we pay Kmart 14.625% of the gross sales of the footwear departments and a miscellaneous expense fee of $23,500 each year per open store.

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Fifty stores have been closed or converted from August 25, 2005 through June 30, 2007. We also have the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since August 2005, the gross sales of the footwear departments in any four consecutive quarters have ranged from $621.2 million to $650.7 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate the footwear departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005 and 2006, 90 stores were disposed of, closed or converted. In 2007, through June 30, 2007, three stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms Kmart is not obligated to make any stipulated loss value payments for such stores.

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

Kmart has a claim against us in the amount of $11,000 for each store that was an existing store on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format in accordance with the 550 store limitation described above. However, upon the expiration of the Amended Master Agreement or upon early termination of that agreement other than as a result of our breach, all such claims not yet due and payable will be waived for any remaining stores. If the Amended Master Agreement is terminated as a result of

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

our breach, such claims for remaining stores will not be waived and will become immediately due and payable.

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Settlement. Such fees were $32.6 million and $34.8 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $59.5 million and $61.9 million for the six months ended June 30, 2007 and July 1, 2006, respectively. As of June 30, 2007 and December 30, 2006, we had outstanding accounts receivable due from Kmart of $9.0 million and $7.9 million respectively, which were subsequently collected in July 2007 and January 2007, respectively.

7.   LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Liabilities related to discontinued operations not subject to compromise consisted of the following (in millions):

                      JUNE 30, 2007   December 30, 2006
                      -------------   -----------------
LIABILITIES
   Accrued expenses        $1.5              $2.3
                           ----              ----
                           $1.5              $2.3
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

Liabilities subject to compromise consisted of the following (in millions):

                   JUNE 30, 2007   December 30, 2006
                   -------------   -----------------
Accrued expenses      $0.5              $1.2
                      ----              ----
   Total              $0.5(a)           $1.2(a)
                      ====              ====

(a) Includes approximately $0 and $0.3 million of liabilities subject to compromise from discontinued operations as of June 30, 2007 and December 30, 2006, respectively.

9.   REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three and six months ended June 30, 2007 and July 1, 2006 (in millions):

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

                                     Three Months Ended              Six Months Ended
                                ----------------------------   ----------------------------
                                JUNE 30, 2007   July 1, 2006   JUNE 30, 2007   July 1, 2006
                                -------------   ------------   -------------   ------------
Professional fees                    $--            $ --            $--           $ 1.3
Loss (gain) on disposition of
   bankruptcy claims                  --             0.2             --            (0.5)
Interest income                       --              --             --            (0.7)
                                     ---            ----            ---           -----
   Total                             $--            $0.2            $--           $ 0.1
                                     ===            ====            ===           =====

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

The following table reflects average shares outstanding used to compute basic and diluted earnings (loss) per share (in millions):

                                                Three Months Ended              Six Months Ended
                                           ----------------------------   ----------------------------
                                           JUNE 30, 2007   July 1, 2006   JUNE 30, 2007   July 1, 2006
                                           -------------   ------------   -------------   ------------
Average shares outstanding                      20.6           20.5            20.6           20.5
Average contingently issuable shares (1)         0.1            0.1             0.1            0.1
                                                ----           ----            ----           ----
Average shares outstanding - basic              20.7           20.6            20.7           20.6
                                                ====           ====            ====           ====
Average shares outstanding - diluted (2)        21.0           20.7            20.9           20.7
                                                ====           ====            ====           ====

(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 494,415 shares for the three and six months ended June 30, 2007 and 558,945 shares for the three and six months ended July 1, 2006. There were no shares having an anti-dilutive effect included in the calculation of EPS in any period.

11.  INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2007 was lower than the expected rate and the applicable U.S. statutory rate because the Company is utilizing net operating losses available to reduce the annual provision. The 2007 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset current income. Also included in the income tax provision for the three and six months ended June 30, 2007 is a provision for alternative minimum tax. The 2006 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands.

As of June 30, 2007, all of the Company's deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

12.  COMMITMENTS AND CONTINGENCIES

Kmart Relationship

The Amended Master Agreement expires at the end of December 2008. Unless the Company identifies, develops and/or implements viable business alternatives to offset this business (and to date we have not identified, developed or implemented such viable business alternatives) we will almost certainly be forced to liquidate when our Kmart business ends. In addition, should we fail to meet the minimum sales tests, staffing requirements or other provisions provided in the Amended Master Agreement, after the expiration of applicable cure periods, termination of our business could occur prior to December 2008. Kmart has been in communication with us concerning its view that we have not been in compliance with our obligation to schedule a minimum of 40 hours per week in each store. We have provided Kmart with specific information on this issue which we believe demonstrates we are in material compliance with our scheduling requirements. We plan to continue to provide information to Kmart concerning this issue and will continue to monitor this matter.

Litigation Matters

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint and subsequent amendments, seek injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. While it is too early to predict the outcome of the litigation, we believe that we have meritorious defenses and we have filed an answer denying the allegations asserted by Adidas. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible. Based on the information presently available and the availability of insurance, the Company does not expect that the outcome of such claim will have a material adverse effect on the Company's financial condition, results of operations or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for this matter.

NAFTA Traders, Inc. ("NAFTA"), a salvage company which previously did business with our former Footaction division, filed a proof of claim in our bankruptcy proceeding alleging that NAFTA is owed the amount of $3.8 million. In July, 2006, NAFTA amended its claim to $9.1 million plus legal fees and expenses. We objected to their initial and amended claim and reserved all rights to continue to object to and challenge any claim by NAFTA on the basis that we owe relatively minimal amounts, if any, to NAFTA. In November, 2006, NAFTA further amended its proof of claim to $4.5 million. Following a summary judgment hearing, this claim, which was an adversary proceeding in the U. S. Bankruptcy Court in the Southern District of New York, was expunged in its entirety by a court order dated June 1, 2007.

A former employee of the Company filed a proof of claim in our bankruptcy proceeding alleging he is owed $2 million based on services rendered and agreements entered into during his employment. Following a trial, this claim was disallowed and expunged in its entirety by a court order dated July 25, 2007.

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.

FMI Agreement

During our bankruptcy, we sold certain assets, including, among other things, our distribution center in Mira Loma, California ("Mira Loma"). We sold Mira Loma to Thrifty Oil Co. ("Thrifty") for approximately $28.0 million. Thrifty has leased Mira Loma to FMI International LLC ("FMI"), a logistics provider, which is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement, as amended (the "FMI Agreement"). Pursuant to the FMI Agreement, FMI is the Company's exclusive provider of receiving, warehousing and physical distribution services for (a) imported product where the Company or its subsidiaries are the importer of record or (b) landed or domestic shipments controlled within the Company's supply chain. In 2006, we were obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, there were originally no specified minimum payments due under the FMI Agreement. Payments to FMI in 2007, and subsequent years, were to be based on transactional pricing. With respect to each calendar year commencing with 2007 through the end of the term of the FMI Agreement, the Company was originally obligated to provide FMI with an estimated total unit volume, if any, prior to the start of such year. In order to resolve disagreements regarding the application of transactional pricing under the FMI Agreement, on June 25, 2007 the Company and FMI entered into the Third Amendment to the FMI Agreement (the "Third Amendment"), which among other things, provides for an aggregate minimum revenue commitment equal to $17,750,000 for the two-year period of 2007 and 2008 payable $10,400,000 in 2007 and $7,350,000 in 2008 and clarifies the pricing schedule contained in the FMI Agreement. The Company will recognize the expense over a straight line basis through December 2008. The provisions of the Third Amendment apply commencing with the first day of the Company's 2007 fiscal year.

13.  SPECIAL CASH DISTRIBUTION

On March 27, 2007, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $5.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. As such, the Company recorded a special cash distribution which reduced retained earnings by the amount available on the date of declaration ($88.8 million) and reduced additional paid-in capital for the amount in excess of retained earnings ($16.0 million). The special cash distribution was paid on April 30, 2007.

14.  DEBT

The Company maintains a $100 million senior-secured revolving credit facility (the "Credit Facility") (containing a sub-limit for issuance of letters of credit). The amount the Company may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at the Company's option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 and thirty days prior to the termination of the Amended Master Agreement.

As of June 30, 2007, the Company had no loans outstanding, standby letters of credit totaling $8.1 million and $60.2 million available for additional borrowings under the Credit Facility. The special distribution to shareholders on April 30, 2007 temporarily depleted the Company's cash balances and caused the Company to incur loans under its Credit Facility, which have since been repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "anticipate," "estimates," "should," "expect," "guidance," "project," "intend," "plan," "believe" and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operating or financial performance. Factors that could affect our forward-looking statements include, among other things:

     - if the Company identifies, develops and/or implements viable business alternatives (which it has not developed to date) to replace the loss of its Kmart business at the end of December 2008;

     - whether the Company will be able to continue to operate the footwear departments in Kmart stores through December 2008;

     - impact of the declaration and payment of the $5.00 per share special distribution on April 30, 2007 on our future cash requirements and liquidity needs, both for our expected operations as well as other future needs, contingencies, obligations or operating plans;

     - the affect on the Company should Kmart significantly reduce the number of or eliminate Kmart footwear departments, between now and December 31, 2008;

     - the Company's ability to obtain and maintain adequate terms with vendors and service providers;

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

The Company's operation of the footwear departments in Kmart stores accounts for substantially all of the Company's net sales and profits. The Company's agreement with Kmart provides for the termination of this business by no later than the end of December 2008 and permits earlier termination, after the expiration of applicable cure periods, if we fail to meet the minimum sales tests, staffing obligations or other provisions of

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

such agreement. Kmart has been in communication with us concerning its view that we have not been in compliance with our obligation to schedule a minimum of 40 hours per week in each store. We have provided Kmart with specific information on this issue which we believe demonstrates we are in material compliance with our scheduling requirements. We plan to continue to provide information to Kmart concerning this issue and will continue to monitor this matter.

In addition, unless the Company identifies, develops and/or implements viable business alternatives to offset this business (and to date we have not identified, developed or implemented such viable business alternatives) we will almost certainly be forced to liquidate when our Kmart business ends.

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

OVERVIEW

The following points highlight the first six months of operations of 2007 as compared to the first six months of 2006 for the Company and our financial condition as of June 30, 2007:

- As of June 30, 2007 we operated in 1,389 Kmart stores compared with 1,395 stores on July 1, 2006, and as of June 30, 2007 we operated in 854 Rite Aid stores in the western region of the United States, compared with 851 stores on July 1, 2006;

- Operating profit increased to $21.5 million for the six month period ended June 30, 2007 as compared to an operating profit of $18.6 million for the six month period ended July 1, 2006 primarily due to an increase in gross profit percentage and a reduction in expenses;

- The Company provided $7.5 million in cash from operating activities (from continuing and discontinued operations) during the first six months of 2007 as compared to $127.7 million for the first six months of 2006;

- As of June 30, 2007, the Company had $3.2 million in cash and cash equivalents with no loans outstanding under the Credit Facility and standby letters of credit thereunder totaling $8.1 million. The Company had $60.2 million available for additional borrowing under the Credit Facility as of June 30, 2007;

- On April 30, 2007, the Company paid a special cash distribution of $5.00 per common share totaling $104.8 million.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 VERSUS THREE MONTHS ENDED JULY 1, 2006

The following is a discussion of the results of operations for the three months ended June 30, 2007 compared with the three months ended July 1, 2006 (in millions):

SECOND QUARTER 2007 VERSUS SECOND QUARTER 2006

                                              % OF SALES -   % of Sales -
                             2007     2006        2007           2006
                            ------   ------   ------------   ------------
Net Sales                   $173.4   $190.6       100.0          100.0
                            ------   ------       -----          -----
Gross Profit                  60.7     65.2        35.0           34.2
SG&A Expenses                 37.1     41.8        21.4           21.9
Depreciation/Amortization      2.1      2.3         1.2            1.2
                            ------   ------       -----          -----
Operating Profit            $ 21.5   $ 21.1        12.4           11.0
                            ------   ------       -----          -----

NET SALES

Net sales decreased $17.2 million, or 9.0%, to $173.4 million in 2007 compared with $190.6 million in 2006. Shoemart sales were approximately $166.9 million in 2007 and $182.2 million in 2006. Shoemart comparable store sales decreased 7.9% in second quarter due to a poor month of sales in April which included a weak Easter selling season. Shoemart store counts were down on average by 0.7% during the quarter as there were 1,389 open at the end of second quarter 2007 versus 1,395 at the end of second quarter 2006. The balance of the sales decrease was due to a 14.5% comparable store sales decline at Rite Aid and lower wholesale shipments to Wal-Mart.

GROSS PROFIT

Gross profit decreased $4.5 million or 6.9% to $60.7 million in 2007 compared with $65.2 million in 2006. The gross profit decrease was largely the result of the 9.0% decline in sales during the second quarter partially offset by the $1.7 million decrease in our fixed minimum revenue commitment with our third party logistics provider, FMI. The gross profit rate improved from 34.2% to 35.0% primarily due to the decrease in the fixed minimum revenue commitment with FMI. (See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding our relationship with FMI.)

SG&A EXPENSES

SG&A expenses decreased $4.7 million, or 11.2%, to $37.1 million in 2007 compared with $41.8 million in 2006. The decrease in SG&A expenses was due to lower store selling costs and lower

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

home office compensation costs. The overall SG&A rate as a percentage of sales decreased to 21.4% versus 21.9% in 2006.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $0.2 million to $2.1 million in 2007 compared with $2.3 million in 2006.

OPERATING PROFIT

Operating profit increased $0.4 million to $21.5 million in 2007 compared with $21.1 million in 2006 primarily for the reasons described above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 VERSUS SIX MONTHS ENDED JULY 1, 2006

The following is a discussion of the results of operations for the six months ended June 30, 2007 compared with the six months ended July 1, 2006 (in millions):

FIRST SIX MONTHS 2007 VERSUS FIRST SIX MONTHS 2006

                                              % OF SALES -   % OF SALES -
                             2007     2006        2007           2006
                            ------   ------   ------------   ------------
Net Sales                   $307.5   $324.5       100.0          100.0
                            ------   ------       -----          -----
Gross Profit                 101.6    104.3        33.0           32.1
SG&A Expenses                 75.9     81.2        24.7           25.0
Depreciation/Amortization      4.2      4.5         1.4            1.4
                            ------   ------       -----          -----
Operating Profit             $21.5    $18.6         7.0            5.7
                            ------   ------       -----          -----

NET SALES

Net sales decreased $17.0 million, or 5.2%, to $307.5 million in 2007 compared with $324.5 million in 2006. Shoemart sales were approximately $295.2 million in 2007 and $310.6 million in 2006 for a 5.0% decrease during the first six months of 2007. The Shoemart sales decrease was the result of comparable store sales that were down 4.4% and store counts that were down 0.9% on average throughout the first six months of 2007. The balance of the sales decrease was due to a 6.9% comparable store sales decline at Rite Aid and lower wholesale shipments to Wal-Mart.

GROSS PROFIT

Gross profit decreased $2.7 million to $101.6 million in 2007 compared with $104.3 million in 2006. The 2.6% decrease in gross profit dollars was the result of decreased sales partially offset by higher gross margin rates primarily due to the decrease in the fixed minimum revenue commitment with our third party logistics provider, FMI, of $3.1 million.

SG&A EXPENSES

SG&A expenses decreased $5.3 million, or 6.5%, to $75.9 million in 2007 compared with $81.2 million in 2006. The decrease in SG&A expenses was due to lower store selling costs, lower costs

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

as a result of not being in bankruptcy in 2007 and lower home office compensation costs. The overall SG&A rate as a percentage of sales decreased to 24.7% in 2007 versus 25.0% in 2006.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $0.3 million to $4.2 million in 2007 compared with $4.5 million in 2006.

OPERATING PROFIT

Operating profit increased $2.9 million to $21.5 million in 2007 compared with $18.6 million in 2006 primarily due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our operating cash flows and borrowings available under our revolving credit facility (the "Credit Facility"). The Credit Facility is structured to support general corporate borrowing requirements.

Subsequent to our emergence from Chapter 11 through June 30, 2007, we made payments to creditors totaling $127.5 million, including interest where applicable. These payments exclude claims for approximately $0.5 million which we currently expect will be paid, with interest where applicable, upon final resolution.

Net cash provided by operating activities (from continuing and discontinued operations) for the first six months of 2007 was $7.5 million compared to cash used in operating activities (from continuing and discontinued operations) of $127.7 million for the first six months of 2006. Cash provided by operating activities for the first six months of 2007 consisted of net income of $22.3 million and other miscellaneous items totaling $3.7 million, partially offset by an increase in inventories of $11.4 million and a decrease in accounts payable and accrued expenses of $7.1 million. In the first six months of 2006, the Company used $123.0 million in cash from operating activities of continuing and discontinued operations to pay pre-petition claims and related interest upon our emergence from bankruptcy.

Cash used in investing activities was $0.3 million and cash used in financing activities was $105.3 million in the first six months of 2007 compared to using $0.6 million in cash in investing activities and $0.5 million in cash in financing activities in the first six months of 2006. Cash outflows from financing activities in the 2007 period reflect the Company's special cash distribution of $5.00 per common share totaling $104.8 million paid in April 2007. All conditions within our Credit Facility with respect to such distribution were satisfied.

On March 27, 2007, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $5.00 per common share. This distribution totaling $104.8 million was paid on April 30, 2007. All conditions within our Credit Facility with respect to such distributions were satisfied.

Factors that could affect our short and long term liquidity include, among other things, maintaining

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

the support of our key vendors and lenders, retaining key personnel, the payment of further dividends or distributions, the impact of subsequent financial results and the timing of the wind-down and ultimate liquidation of our Kmart business, many of which are beyond our control. If the Company does not identify, develop and implement viable business alternatives (which we have not to date) to offset the termination of its Kmart business, it is expected that the Company will be required to liquidate its business by no later than the end of 2008. Although we cannot reasonably assess the impact of these or other uncertainties, we believe that our cash generated from operations and borrowings available under our Credit Facility will be sufficient to fund our currently expected operating expenses and current operating business plan, capital expenditures and working capital needs during the next 12 to 18 months.

We maintain a $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit). The amount we may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 and thirty days prior to the termination of the Amended Master Agreement.

The Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases and capital expenditures. The Company is required to maintain a minimum excess availability level equal to at least 10% of the borrowing base. In addition, if minimum excess availability falls below 20% of the calculated borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with all of its covenants under the Credit Facility.

As of June 30, 2007, the Company had no loans outstanding, standby letters of credit totaling $8.1 million and $60.2 million available for additional borrowings under the Credit Facility. Our special distribution to shareholders on April 30, 2007 temporarily depleted our cash balances and caused us to incur loans under our Credit Facility, which have since been repaid.

As of July 28, 2007 we had no loans outstanding, standby letters of credit totaling $8.1 million and $56.2 million available for additional borrowings under the Credit Facility.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

events can and often do result in outcomes that can be materially different from these estimates or forecasts.

The accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 are those that depend most heavily on these judgments and estimates. As of June 30, 2007, there have been no material changes to any of the critical accounting estimates contained in our 2006 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of June 30, 2007, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. We do not hold derivative financial investments for trading or speculative purposes.

INTEREST RATES

Revolving loans under our Credit Facility bear interest at rates that are tied to the LIBOR and the Prime Rate and therefore our condensed consolidated financial statements could be exposed to changes in interest rates. Although we did incur short term borrowings under the Credit Facility as a result of our special cash distribution in the second quarter of fiscal 2007, which was repaid prior to June 30, 2007, the Company has not considered this exposure to be material. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company has engaged in interest rate hedging agreements in the past for purposes of limiting portions of interest rate expense in connection with outstanding variable rate debt. The Company is not currently engaged in interest rate hedging activities.

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of our President and Chief Executive Officer and Chief Financial Officer - Senior Vice President, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer - Senior Vice President concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

No changes in the Company's internal control over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth on page 13 under the caption "Litigation Matters" in
Note 12 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006, have not materially changed, but given the termination of the Company's principal business relationship with Kmart no later than December 31, 2008 and the difficulty of the Company's ability to manage and plan for the disposal of, conversion, or closing of additional Kmart stores, we are repeating these factors below. In addition, we have included a Risk Factor concerning the impact of our declaration and payment of a special cash distribution on April 30, 2007 on our future cash requirements and liquidity needs for our expected operations.

OUR OPERATION OF THE FOOTWEAR DEPARTMENTS IN KMART STORES ACCOUNTS FOR SUBSTANTIALLY ALL OF OUR NET SALES AND PROFITS. OUR AGREEMENT WITH KMART PROVIDES FOR THE TERMINATION OF THIS BUSINESS BY NO LATER THAN THE END OF DECEMBER 2008 AND PERMITS EARLIER TERMINATION IF WE FAIL, AFTER THE EXPIRATION OF APPLICABLE CURE PERIODS, TO MEET THE MINIMUM SALES TESTS, STAFFING OBLIGATIONS OR OTHER PROVISIONS OF SUCH AGREEMENT. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS - FORWARD-LOOKING STATEMENTS ABOVE. IN ADDITION, UNLESS THE COMPANY IDENTIFIES, DEVELOPS AND/OR IMPLEMENTS VIABLE BUSINESS ALTERNATIVES TO OFFSET THIS BUSINESS (AND TO DATE WE HAVE NOT IDENTIFIED, DEVELOPED OR IMPLEMENTED
SUCH VIABLE BUSINESS ALTERNATIVES) WE WILL ALMOST CERTAINLY BE FORCED TO LIQUIDATE WHEN OUR KMART BUSINESS ENDS.

OUR APRIL 30, 2007 DECLARATION AND PAYMENT OF A SPECIAL CASH DISTRIBUTION MAY IMPACT OUR FUTURE CASH REQUIREMENTS AND LIQUIDITY NEEDS.

On March 27, 2007, we announced the declaration of a $5.00 per common share cash distribution, paid on April 30, 2007. The Board considered, among other factors, our cash position, our expected

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

THE FOOTWEAR RETAILING INDUSTRY IS HEAVILY INFLUENCED BY GENERAL ECONOMIC
CYCLES.

Footwear retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear, apparel and related goods tend to be highly correlated with the cycles of the levels of disposable income of our customers. As a result, any substantial deterioration in general economic conditions could have a material adverse effect on our operations

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on May 9, 2007.

ELECTION OF DIRECTORS

NOMINEE                 FOR      WITHHELD
-------             ----------   --------
Michael O'Hara      14,211,887    141,933
Steven D. Scheiwe   14,212,795    141,025
Alan I. Weinstein   14,212,791    141,029

All three directors listed above were elected as Class I directors to a three-year term expiring in 2010 by the vote indicated.

The following proposal was adopted by the vote indicated:

                                                                                                 BROKER
DESCRIPTION OF PROPOSALS                                          FOR      AGAINST   ABSTAIN   NON-VOTES
------------------------                                      ----------   -------   -------   ---------
Ratification of appointment of Amper Politziner and Mattia,
   P.C. as independent registered public accounting firm      14,203,237   143,682    6,901       N/A

                     FOOTSTAR, INC. and SUBSIDIARY COMPANIES

ITEM 6. EXHIBITS

Exhibit 10.2 Third Amendment dated as of June 25, 2007 to the Receiving, Warehousing and Physical Distribution Services Agreement dated as of July 8, 2004, as amended by First Amendment to Warehousing and Physical Distribution Services Agreement dated as of July 19, 2004 and a letter agreement dated January 7, 2005 by and between Footstar Corporation and FMI International LLC.

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

                                        Footstar, Inc.


Date: August 9, 2007                    By: /s/ Jeffrey A. Shepard
                                            ------------------------------------
                                            Jeffrey A. Shepard
                                            President and Chief Executive
                                            Officer


Date: August 9, 2007                    By: /s/ Michael J. Lynch
                                            ------------------------------------
                                            Michael J. Lynch
                                            Chief Financial Officer - Senior
                                            Vice President


Date: August 9, 2007                    By: /s/ Craig M. Haines
                                            ------------------------------------
                                            Craig M. Haines
                                            Vice President, Controller,
                                            Principal Accounting Officer