Form 10-Q
period 2007-09-29
FOOTSTAR INC
filed 2007-11-08
CIK 1011308

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

                For the quarterly period ended September 29, 2007
                         Commission File Number 1-11681

                                   ----------

                                 FOOTSTAR, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

             DELAWARE
   (State or other jurisdiction                            22-3439443
of incorporation for organization)             (IRS Employer Identification No.)

                  933 MACARTHUR BLVD., MAHWAH, NEW JERSEY 07430
           (Address of principal executive offices including zip code)

                                 (201) 934-2000
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant's reorganization.) Yes [X] No [ ]

Number of shares outstanding of common stock, par value $.01 per share, as of October 27, 2007: 21,125,193.

                                 FOOTSTAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
   Condensed Consolidated Statements of Operations - For the Three and
   Nine Months Ended September 29, 2007 (unaudited) and September 30, 2006
   (unaudited).............................................................    3
   Condensed Consolidated Balance Sheets - As of September 29, 2007
   (unaudited) and December 30, 2006.......................................    4
   Condensed Consolidated Statement of Shareholders' Equity and
   Comprehensive Income for the Nine Months Ended September 29, 2007
   (unaudited) ............................................................    5
   Condensed Consolidated Statements of Cash Flows - For the Nine Months
   Ended September 29, 2007 (unaudited) and September 30, 2006
   (unaudited) ............................................................    6
   Notes to Condensed Consolidated Financial Statements....................    7
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   15
Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   21
Item 4. Controls and Procedures ...........................................   22
Part II. OTHER INFORMATION
Item 1. Legal Proceedings..................................................   22
Item 1A. Risk Factors......................................................   22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........   26
Item 6. Exhibits ..........................................................   27
SIGNATURES.................................................................   27
31.1 Certification of President and Chief Executive Officer of the
     Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002....   28
31.2 Certification of Chief Financial Officer - Senior Vice President of
     the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of
     2002 .................................................................   39
32.1 Certification of President and Chief Executive Officer and Chief
     Financial Officer - Senior Vice President of the Company pursuant to
     18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002 ...........................................   30

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                               Three Months Ended              Nine Months Ended
                                                         -----------------------------   -----------------------------
                                                         SEPTEMBER 29,   September 30,   SEPTEMBER 29,   September 30,
                                                              2007            2006            2007            2006
                                                         -------------   -------------   -------------   -------------
Net sales                                                    $147.8          $153.6          $455.3          $478.1
Cost of sales                                                 103.6           107.8           309.5           328.0
                                                             ------          ------          ------          ------
GROSS PROFIT                                                   44.2            45.8           145.8           150.1
Store operating, selling, general and
   administrative expenses                                     37.0            38.1           112.9           119.3
Depreciation and amortization                                   2.0             2.0             6.2             6.5
Other income                                                     --              --            (0.6)             --
Interest expense                                                0.3             0.5             0.9             1.4
Interest income                                                (0.2)           (1.2)           (2.2)           (2.7)
                                                             ------          ------          ------          ------
INCOME BEFORE REORGANIZATION ITEMS                              5.1             6.4            28.6            25.6
Reorganization items                                             --             0.2              --             0.3
                                                             ------          ------          ------          ------
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS          5.1             6.2            28.6            25.3
Income tax provision                                           (0.2)           (0.1)           (1.4)           (0.4)
                                                             ------          ------          ------          ------
INCOME FROM CONTINUING OPERATIONS                               4.9             6.1            27.2            24.9
(Loss) gain from discontinued operations,
   net of taxes                                                (0.8)            0.2            (0.8)           (0.7)
Gain from disposal of discontinued operations,
   net of taxes                                                  --              --              --             0.1
                                                             ------          ------          ------          ------
NET INCOME                                                   $  4.1          $  6.3          $ 26.4          $ 24.3
                                                             ======          ======          ======          ======
NET INCOME (LOSS) PER SHARE:
Basic:
   Income from continuing operations                         $ 0.24          $ 0.30          $ 1.32          $ 1.21
   (Loss) income from discontinued operations                 (0.04)           0.01           (0.04)          (0.03)
                                                             ------          ------          ------          ------
   Net income                                                $ 0.20          $ 0.31          $ 1.28          $ 1.18
                                                             ======          ======          ======          ======
Diluted:
   Income from continuing operations                         $ 0.24          $ 0.30          $ 1.30          $ 1.20
   (Loss) income from discontinued operations                 (0.04)           0.01           (0.04)          (0.03)
                                                             ------          ------          ------          ------
   Net income                                                $ 0.20          $ 0.31          $ 1.26          $ 1.17
                                                             ======          ======          ======          ======
Average common shares outstanding:
Basic                                                          20.7            20.6            20.7            20.6
Diluted                                                        21.0            20.7            21.0            20.7
                                                             ======          ======          ======          ======

See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                         SEPTEMBER 29, 2007
                                                             (UNAUDITED)      December 30, 2006
                                                         ------------------   -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                   $ 15.7               $101.3
   Accounts receivable, net                                       9.4                 10.6
   Inventories                                                  106.8                 92.0
   Prepaid expenses and other current assets                      6.8                  7.9
                                                               ------               ------
      Total current assets                                      138.7                211.8
Property and equipment, net                                      21.7                 25.2
Intangible assets, net                                            4.2                  6.7
Deferred charges and other assets                                 1.1                  1.6
                                                               ------               ------
      Total assets                                             $165.7               $245.3
                                                               ======               ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
   Accounts payable                                            $ 57.6               $ 50.0
   Accrued expenses                                              19.8                 27.6
   Income taxes payable                                           1.2                  0.9
   Liabilities of discontinued operations                         1.5                  2.3
Liabilities subject to compromise                                 0.5                  1.2
                                                               ------               ------
   Total current liabilities                                     80.6                 82.0
Other long-term liabilities                                      27.2                 26.6
Amount due under Kmart Settlement                                 5.1                  5.2
                                                               ------               ------
   Total liabilities                                            112.9                113.8
Shareholders' Equity:
   Common stock $.0l par value: 100,000,000 shares
   authorized, 31,836,762 and 31,634,242 shares issued            0.3                  0.3
   Additional paid-in capital                                   328.7                343.7
   Treasury stock: 10,711,569 shares at cost                   (310.6)              (310.6)
   Retained earnings                                             26.2                 88.6
   Accumulated other comprehensive income                         8.2                  9.5
                                                               ------               ------
      Total shareholders' equity                                 52.8                131.5
                                                               ------               ------
      Total liabilities and shareholders' equity               $165.7               $245.3
                                                               ======               ======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007
                                   (Unaudited)
                       (in millions, except share amounts)

                                                                                               Accumulated
                                      Common stock       Treasury Stock     Add'l                 Other
                                  ------------------  -------------------  Paid-in  Retained  Comprehensive
                                    Shares    Amount    Shares     Amount  Capital  Earnings      Income      Total
                                  ----------  ------  ----------  -------  -------  --------  -------------  -------
BALANCE AS OF DECEMBER 30, 2006   31,634,242   $0.3   10,711,569  $(310.6)  $343.7   $ 88.6       $ 9.5      $ 131.5
Comprehensive income:
   Net income                             --     --           --       --       --     26.4          --         26.4
   Amortization of prior service
      credit and actuarial gain
      attributable to post
      retirement benefit plan                                                                      (1.3)        (1.3)
                                                                                                             -------
Total comprehensive income                                                                                      25.1
Special cash distribution                 --     --           --       --    (16.0)   (88.8)         --       (104.8)
Common stock incentive plans         202,520     --           --       --      1.0       --          --          1.0
                                  ----------   ----   ----------  -------   ------   ------       -----      -------
BALANCE AS OF SEPTEMBER 29, 2007
   (UNAUDITED)                    31,836,762   $0.3   10,711,569  $(310.6)  $328.7   $ 26.2       $ 8.2      $  52.8
                                  ==========   ====   ==========  =======   ======   ======       =====      =======

     See accompanying notes to condensed consolidated financial statements.

                     FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
                                   (Unaudited)
                                  (in millions)

                                                                    Nine Months Ended
                                                      --------------------------------------------
                                                      SEPTEMBER 29, 2007        September 30, 2006
                                                      ------------------        ------------------
Net cash provided by (used in) operating activities         $  21.6                   $ (32.2)
                                                            -------                   -------
Cash flows used in investing activities:
   Additions to property and equipment                         (0.3)                     (1.6)
                                                            -------                   -------
Net cash used in investing activities                          (0.3)                     (1.6)
                                                            -------                   -------
Cash flows used in financing activities:
   Special cash distribution paid                            (104.8)                       --
   Payments on mortgage note                                   (0.8)                     (0.8)
                                                            -------                   -------
Net cash used in financing activities                        (105.6)                     (0.8)
                                                            -------                   -------
Cash flows from discontinued operations:
   Net cash used in operating activities of
      discontinued operations                                  (1.3)                    (93.3)
                                                            -------                   -------
Net decrease in cash and cash equivalents                     (85.6)                   (127.9)
Cash and cash equivalents, beginning of period                101.3                     196.1
                                                            -------                   -------
Cash and cash equivalents, end of period                    $  15.7                   $  68.2
                                                            =======                   =======

     See accompanying notes to condensed consolidated financial statements.

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

On November 12, 2004, we filed a proposed joint plan of reorganization with the Court which was amended on October 28, 2005, and amended again on December 5, 2005 (the "Amended Plan"). On January 25, 2006, the Bankruptcy Court confirmed our Amended Plan. On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company's assets was greater than its post petition liabilities and allowed claims.

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

The results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 29, 2007.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 29, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), effective December 31, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of September 29, 2007, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company's policy is to recognize interest and penalties related to tax matters in income tax provision in the Condensed Consolidated Statements of Operations. The amount of interest and penalties for the nine months ended September 29, 2007 was insignificant. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

5. DISCONTINUED OPERATIONS

The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Accordingly, we have reported our results of the discontinued operations as a separate component of operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the first nine months of fiscal 2007 and fiscal 2006 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.

The Company received notification that its potential obligations with respect to an environmental remediation project has increased by $0.8 million, net of taxes. The environmental remediation project relates to a landfill that has been designated as a superfund site which was used by one of the Company's former manufacturing facilities that was closed over 20 years ago. As such, the accounting for the additional obligation has been recorded in Discontinued Operations in the current period. The total potential obligation accrued as of September 29, 2007 was $1.6 million and is included in other long term liabilities.

Net sales, operating income (loss), interest expense and gain (loss) from discontinued operations for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows (in millions):

                                                      Three Months Ended                        Nine Months Ended
                                           ---------------------------------------   ---------------------------------------
                                           SEPTEMBER 29, 2007   September 30, 2006   SEPTEMBER 29, 2007   September 30, 2006
                                           ------------------   ------------------   ------------------   ------------------
Net sales                                         $  --                $ --                 $  --                $ --
Operating (loss) income from
   discontinued operations                         (0.8)                0.2                  (0.8)                (0.1)
Interest expense                                     --                  --                    --                  0.6
Provision for income taxes                           --                  --                    --                   --
                                                  -----                ----                 -----                -----
(Loss) gain from discontinued operations          $(0.8)               $0.2                 $(0.8)               $(0.7)
                                                  =====                ====                 =====                =====

6. RELATIONSHIP WITH KMART

The business relationship with Kmart is extremely important to us. The Kmart licensed footwear departments account for substantially all of our sales and operating profit. The loss of this operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us.

We operated the footwear departments in 1,388 Kmart stores as of September 29, 2007.

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

We and Kmart each have the right to terminate the Amended Master Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Fifty-one stores have been closed or converted from August 25, 2005 through September 29, 2007. We also have the unilateral right to terminate the Amended Master Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since August 2005, the gross sales of the footwear departments in any four consecutive quarters have ranged from $618.1 million to $650.7 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.

Pursuant to the Amended Master Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate the footwear departments in up to 550 Kmart stores during the remaining term of the Amended Master Agreement by disposing of, closing or converting those stores. The number of stores it can dispose of, close or convert per year is capped at 85 in 2005, 150 in 2006 and 160 in each of 2007 and 2008, with any unused cap carried over to the following year. In 2005 and 2006, 90 stores were disposed of, closed or converted. In 2007, through September 29, 2007, four stores were disposed of, closed or converted. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined. In addition, to the extent Kmart exceeds the annual cap or the 550 aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $40,000 for terminations occurring in 2007 and $20,000 for terminations occurring in 2008. If the entire Amended Master Agreement is terminated in accordance with its terms Kmart is not obligated to make any stipulated loss value payments for such stores.

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

As set forth in the Amended Master Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Amended Master Agreement. Such fees were $29.0 million and $29.4 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $88.4 million and $91.3 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. As of September 29, 2007 and December 30, 2006, we had outstanding accounts receivable due from Kmart of $7.4 million and $7.9 million respectively, which were subsequently collected in October 2007 and January 2007, respectively.

7. LIABILITIES RELATED TO DISCONTINUED OPERATIONS

Liabilities related to discontinued operations not subject to compromise consisted of the following (in millions):

                      SEPTEMBER 29, 2007   December 30, 2006
                      ------------------   -----------------
LIABILITIES
   Accrued expenses          $1.5                 $2.3
                             ----                 ----
                             $1.5                 $2.3
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

Liabilities subject to compromise consisted of the following (in millions):

                   SEPTEMBER 29, 2007   December 30, 2006
                   ------------------   -----------------
Accrued expenses          $0.5                 $1.2
                          ----                 ----
   Total                  $0.5(a)              $1.2(a)
                          ====                 ====

(a) Includes approximately $0 and $0.3 million of liabilities subject to compromise from discontinued operations as of September 29, 2007 and December 30, 2006, respectively.

9. REORGANIZATION ITEMS

Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for the three and nine months ended September 29, 2007 and September 30, 2006 (in millions):

                                    Three Months Ended                        Nine Months Ended
                         ---------------------------------------   ---------------------------------------
                         SEPTEMBER 29, 2007   September 30, 2006   SEPTEMBER 29, 2007   September 30, 2006
                         ------------------   ------------------   ------------------   ------------------
Professional fees               $--                  $0.2                 $--                 $  1.4
Trustee fees                     --                    --                  --                    0.1
Gain on disposition of
   bankruptcy claims             --                    --                  --                  (0.5)
Interest income                  --                    --                  --                  (0.7)
                                ---                  ----                 ---                 ------
      Total                     $--                  $0.2                 $--                 $  0.3
                                ===                  ====                 ===                 ======

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

The following table reflects average shares outstanding used to compute basic and diluted earnings (loss) per share (in millions):

                                                     Three Months Ended                       Nine Months Ended
                                           --------------------------------------  --------------------------------------
                                           SEPTEMBER 29, 2007  September 30, 2006  SEPTEMBER 29, 2007  September 30, 2006
                                           ------------------  ------------------  ------------------  ------------------
Average shares outstanding                        20.6                20.5                20.6                20.5
Average contingently issuable shares (1)           0.1                 0.1                 0.1                 0.1
Average shares outstanding - basic                20.7                20.6                20.7                20.6
                                                  ----                ----                ----                ----
Average shares outstanding - diluted (2)          21.0                20.7                21.0                20.7
                                                  ====                ====                ====                ====

(1)  Represents shares earned under our stock incentive plans

(2) The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 492,715 shares for the three and nine months ended September 29, 2007 and 557,085 shares for the three and nine months ended September 30, 2006.

11. INCOME TAXES

The effective tax rate for the three and nine months ended September 29, 2007 was lower than the expected rate and the applicable U.S. statutory rate because the Company is utilizing net operating losses available to reduce the annual provision. The 2007 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset current income. Also included in the income tax provision for the three and nine months ended September 29, 2007 is a provision for alternative minimum tax. The 2006 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands.

As of September 29, 2007, all of the Company's deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

12. COMMITMENTS AND CONTINGENCIES

Kmart Relationship

The Amended Master Agreement expires at the end of December 2008. Unless the Company identifies, develops and/or implements viable business alternatives to offset this business (and to date we have not identified, developed or implemented such viable business alternatives) we will almost certainly be forced to liquidate when our Kmart business ends. In addition, should we fail to meet the minimum sales tests, staffing requirements or other provisions provided in the Amended Master Agreement, after the expiration of applicable cure periods, termination of our business could occur prior to December 2008. Kmart had been in communication with us concerning its view that we have not been in compliance with our obligation to schedule a minimum of 40 hours per week in each store. We have provided Kmart with information on this issue which we believe demonstrates we are in material compliance with our scheduling requirements. We will continue to monitor and provide information to Kmart that shows our compliance with these requirements.

Litigation Matters

On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas -Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint and subsequent amendments, seek injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. While it is not possible to predict the outcome of the litigation, we believe that we have meritorious defenses which we have asserted in the pleadings filed in the Oregon proceedings and in our bankruptcy proceedings. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible.

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

FMI Agreement

FMI International LLC ("FMI"), a logistics provider, is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement, as amended (the "FMI Agreement"). Pursuant to the FMI Agreement, FMI is the Company's exclusive provider of receiving, warehousing and physical distribution services for (a) imported product where the Company or its subsidiaries are the importer of record or (b) landed or domestic shipments controlled within the Company's supply chain. In 2006, we were obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, there were originally no specified minimum payments due under the FMI Agreement. Payments to FMI in 2007, and subsequent years, were to be based on transactional pricing. With respect to each calendar year commencing with 2007 through the end of the term of the FMI Agreement, the Company was originally obligated to provide FMI with an estimated total unit volume, if any, prior to the start of such year. In order to resolve disagreements regarding the application of transactional pricing under the FMI Agreement, on June 25, 2007 the Company and FMI entered into the Third Amendment to the FMI Agreement (the "Third Amendment"), which among other things, provides for an aggregate minimum revenue commitment equal to $17,750,000 for the two-year period of 2007 and 2008 payable $10,400,000 in 2007 and $7,350,000 in
2008 and clarifies the pricing schedule contained in the FMI Agreement. The Company will recognize the expense over a straight line basis through December 2008. The provisions of the Third Amendment apply commencing with the first day of the Company's 2007 fiscal year.

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

14. DEBT

The Company maintains a $100 million senior-secured revolving credit facility (the "Credit Facility") (containing a sub-limit for issuance of letters of credit). The amount the Company may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at the Company's option, either at the prime rate plus a variable margin of

0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 or thirty days prior to the termination of the Amended Master Agreement.

As of September 29, 2007, the Company had no loans outstanding, standby letters of credit totaling $8.1 million and $57.3 million available for additional borrowings under the Credit Facility. The Company paid a special distribution to shareholders on April 30, 2007 which temporarily depleted the Company's cash balances and caused the Company to incur loans under its Credit Facility, which have since been repaid.

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

     - the effect on the Company should Kmart significantly reduce the number of or eliminate Kmart footwear departments, between now and December 31, 2008;

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

     -    intense competition in the markets in which the Company competes; and

     -    retention of employees.

The Company's operation of the footwear departments in Kmart stores accounts for substantially all of the Company's net sales and profits. The Company's agreement with Kmart provides for the termination of this business by no later than the end of December 2008 and permits earlier termination, after the expiration of applicable cure periods, if we fail to meet the minimum sales tests, staffing obligations or other provisions of such agreement. Kmart has been in communication with us concerning its view that we have not been in compliance with our obligation to schedule a minimum of 40 hours per week in each store. We have continued to provide Kmart with specific information on this issue which we believe demonstrates we are in material compliance with our scheduling requirements. We plan to continue to provide information to Kmart concerning this issue and to monitor this matter.

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

OVERVIEW

The following points highlight the first nine months of operations of 2007 as compared to the first nine months of 2006 for the Company and our financial condition as of September 29, 2007:

- As of September 29, 2007 we operated in 1,388 Kmart stores compared with 1,393 stores on September 30, 2006, and as of September 29, 2007 we operated in 857 Rite Aid stores in the western region of the United States, compared with 849 stores on September 30, 2006;

- Operating profit increased to $26.7 million for the nine month period ended September 29, 2007 as compared to an operating profit of $24.3 million for the nine month period ended September 30, 2006 primarily due to an increase in gross profit percentage and a reduction in selling, general and administrative expenses offset by a decrease in sales;

- The Company provided $20.3 million in cash from operating activities (from continuing and discontinued operations) during the first nine months of 2007 as compared to cash used in operating activities (from continuing and discontinued operations) of $125.5 million for the first nine months of 2006;

- As of September 29, 2007, the Company had $15.7 million in cash and cash equivalents with no loans outstanding under the Credit Facility and standby letters of credit thereunder totaling $8.1 million. The Company had $57.3 million available for additional borrowing under the Credit Facility as of September 29, 2007;

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 29, 2007 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2006

The following is a discussion of the results of operations for the three months ended September 29, 2007 compared with the three months ended September 30, 2006 (in millions):

THIRD QUARTER 2007 VERSUS THIRD QUARTER 2006

                             2007     2006    % OF SALES - 2007   % of Sales - 2006
                            ------   ------   -----------------   -----------------
Net Sales                   $147.8   $153.6         100.0               100.0
                            ------   ------         -----               -----
Gross Profit                  44.2     45.8          29.9                29.8
SG&A Expenses                 37.0     38.1          25.0                24.8
Depreciation/Amortization      2.0      2.0           1.4                 1.3
                            ------   ------         -----               -----
Operating Profit            $  5.2   $  5.7           3.5                 3.7
                            ------   ------         -----               -----

NET SALES

Net sales decreased $5.8 million, or 3.8%, to $147.8 million in 2007 compared with $153.6 million in 2006. Shoemart sales were approximately $142.3 million in 2007 and $145.3 million in 2006. Shoemart comparable store sales decreased 1.8% in third quarter while store counts were down on average by 0.4%. The balance of the sales decline was due to a 2.9% comparable store sales decline in the Rite Aid stores business and lower wholesale shipments to Wal-Mart.

GROSS PROFIT

Gross profit decreased $1.6 million, or 3.5%, to $44.2 million in 2007 compared with $45.8 million in 2006. The gross profit rate improved to 29.9% in 2007 compared with 29.8% in 2006 as lower average selling prices due to higher clearance sales activity and additional inventory reserves for inventory expected to be on-hand at the expiration of the Amended Master Agreement with Kmart, which Kmart is not obligated to purchase, was offset by the decrease in the fixed minimum revenue commitment with our third party logistics provider, FMI. (See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding our relationship with FMI.)

SG&A EXPENSES

SG&A expenses decreased $1.1 million, or 2.9%, to $37.0 million in 2007 compared with $38.1 million in 2006 due to lower home office administrative costs. The overall SG&A rate as a percentage of sales increased to 25.0% in 2007 versus 24.8% in 2006.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization remained flat in 2007 compared with 2006.

OPERATING PROFIT

Operating profit decreased $0.5 million to $5.2 million in 2007 compared with $5.7 million in 2006 primarily for the reasons described above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 29, 2007 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2006

The following is a discussion of the results of operations for the nine months ended September 29, 2007 compared with the nine months ended September 30, 2006 (in millions):

FIRST NINE MONTHS 2007 VERSUS FIRST NINE MONTHS 2006

                             2007     2006    % OF SALES - 2007   % OF SALES - 2006
                            ------   ------   -----------------   -----------------
Net Sales                   $455.3   $478.1         100.0               100.0
                            ------   ------         -----               -----
Gross Profit                 145.8    150.1          32.0                31.4
SG&A Expenses                112.9    119.3          24.8                25.0
Depreciation/Amortization      6.2      6.5           1.4                 1.4
                            ------   ------         -----               -----
Operating Profit            $ 26.7   $ 24.3           5.9                 5.1
                            ------   ------         -----               -----

NET SALES

Net sales decreased $22.8 million, or 4.8%, to $455.3 million in 2007 compared with $478.1 million in 2006. Shoemart sales were approximately $437.4 million in 2007 and $456.0 million in 2006 for a 4.1% decrease during the first nine months of 2007. Shoemart comparable store sales were down 3.5% and average store counts were down 0.7% during the first nine months of 2007. The balance of the sales decrease was due to a 5.5% comparable store sales decline at Rite Aid and lower wholesale shipments to Wal-Mart.

GROSS PROFIT

Gross profit decreased $4.3 million to $145.8 million in 2007 compared with $150.1 million in 2006. The 2.9% decrease in gross profit dollars was the result of decreased sales partially offset by gross margin rates that increased to 32.0% in 2007 from 31.4% in 2006. The higher gross margin rates are primarily due to the decrease in the fixed minimum revenue commitment with our third party logistics provider, FMI, of $4.6 million for the first nine months of 2007.

SG&A EXPENSES

SG&A expenses decreased $6.4 million, or 5.4%, to $112.9 million in 2007 compared with $119.3 million in 2006. The overall SG&A rate as a percentage of sales decreased to 24.8% in 2007 versus 25.0% in 2006. The decrease in SG&A expenses was due to lower store selling costs, lower costs as a result of not being in bankruptcy in 2007 and lower home office compensation and administrative costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $0.3 million to $6.2 million in 2007 compared with $6.5 million in 2006.

OPERATING PROFIT

Operating profit increased $2.4 million to $26.7 million in 2007 compared with $24.3 million in 2006 primarily due to the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity used in funding short-term operations are our current balances in cash and cash equivalents, operating cash flows and borrowings available under our revolving credit facility (the "Credit Facility"). The Credit Facility is structured to support general corporate borrowing requirements.

Subsequent to our emergence from Chapter 11 through September 29, 2007, we made payments to creditors totaling $127.5 million, including interest where applicable. These payments exclude claims for approximately $0.5 million which we currently expect will be paid, with interest where applicable, upon final resolution.

Net cash provided by operating activities (from continuing and discontinued operations) for the first nine months of 2007 was $20.3 million compared to cash used in operating activities (from continuing and discontinued operations) of $125.5 million for the first nine months of 2006. Cash provided by operating activities for the first nine months of 2007 consisted of net income of $26.4 million, an increase in accounts payable of $7.6 million, depreciation and amortization of $6.2 million and other miscellaneous items totaling $2.7 million, partially offset by an increase in inventories of $14.8 million and a decrease in accrued expenses of $7.8 million. In the first nine months of 2006, the Company used $123.8 million in cash from operating activities of continuing and discontinued operations to pay pre-petition claims and related interest upon our emergence from bankruptcy. In light of the scheduled expiration of the Amended Master Agreement at the end of December 2008, we plan on providing more current payment terms to various suppliers beginning in the middle of the first quarter of fiscal 2008, which we do not expect to impair or have an adverse material impact on our liquidity or results of operations.

Cash used in investing activities was $0.3 million and cash used in financing activities was $105.6 million in the first nine months of 2007 compared to using $1.6 million in cash in investing activities and $0.8 million in cash in financing activities in the first nine months of 2006. Cash used in financing activities in 2007 reflect the Company's special cash distribution of $5.00 per common share totaling $104.8 million paid in April 2007. All conditions within our Credit Facility with respect to such distribution were satisfied.

Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the payment of further dividends or distributions, the impact of subsequent financial results and the timing of the wind-down and ultimate liquidation of our Kmart business, many of which are beyond our control. If the Company does not identify, develop and implement viable business alternatives (which we have not to date) to offset the termination of its Kmart business, it is expected that the Company will be required to liquidate its business by no later than the end of 2008. Although we cannot reasonably assess the impact of these or other uncertainties, we believe that our cash generated from operations and borrowings available under our Credit Facility will be sufficient to fund our currently expected operating expenses, operating business plan and expected capital expenditures and working capital needs during the next 12 to 15 months.

We maintain a $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit). The amount we may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate ("LIBOR") plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 or thirty days prior to the termination of the Amended Master Agreement.

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

As of October 27, 2007 we had no loans outstanding, standby letters of credit totaling $8.1 million and $56.6 million available for additional borrowings under the Credit Facility.

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

The accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 are those that depend most heavily on these judgments and estimates. As of September 29, 2007, there have been no material changes to any of the critical accounting estimates contained in our 2006 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

As of September 29, 2007, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. We do not hold derivative financial investments for trading or speculative purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company's management, with the participation of our President and Chief Executive Officer and Chief Financial Officer - Senior Vice President, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer - Senior Vice President concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

No changes in the Company's internal control over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the caption "Litigation Matters" in Note 12 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

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

This special cash distribution reduced cash available for future operations, and for future cash needs and liquidity, by a total of $104.8 million. The Company may be required to periodically borrow under its Credit Facility to support normal operating needs. If our future operating results or cash needs or obligations differ in any material respect from our expectations, or other changes occur in our business or operations, which we have not anticipated, our cash needs could be greater than our cash generated from operations and funds available under our Credit Facility, which would have a material adverse impact on our financial condition. There can be no assurance that we will have sufficient available cash and available cash resources (including funds available under our Credit Facility and credit available from our vendors) to satisfy all of our future cash needs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                       TOTAL NUMBER OF SHARES   AVERAGE PRICE PAID
               PERIOD                      PURCHASED (1)             PER SHARE
------------------------------------   ----------------------   ------------------
July 1, 2007 - July 28, 2007                     --                      --
July 29, 2007 - August 25, 2007                  18                    $4.30
August 26, 2007 - September 29, 2007             34                    $4.17
                                                ---                    -----
   Total                                         52                    $4.22
                                                ===                    =====

(1) Represents common shares repurchased from Company employees for required tax withholdings in connection with the distribution of shares issued to management and employees upon the settlement of deferred stock granted under the Company's stock compensation plans.

ITEM 6. EXHIBITS

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

                                        Footstar, Inc.


Date: November  7, 2007                 By: /s/ Jeffrey A. Shepard
                                            ------------------------------------
                                        Jeffrey A. Shepard
                                        President and Chief Executive Officer


Date: November  7, 2007                 By: /s/ Michael J. Lynch
                                            ------------------------------------
                                        Michael J. Lynch
                                        Chief Financial Officer -
                                        Senior Vice President


Date:  November 7, 2007                 By: /s/ Craig M. Haines
                                            ------------------------------------
                                        Craig M. Haines
                                        Vice President, Controller,
                                        Principal Accounting Officer