Form 10-K
period 2007-12-29
FOOTSTAR INC
filed 2008-03-13
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
Commission File Number 1-11681
FOOTSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3439443

(State of incorporation)	(IRS Employer Identification No.)
933 MacArthur Blvd., Mahwah, New Jersey 07430
(Address of principal executive offices)
Registrant’s telephone number, including area code: (201) 934-2000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
          Common Stock (par value $.01 per share)
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.)
Yes ☑   No ☐
For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant have been excluded. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $81.5 million based on the closing price on June 29, 2007 of $4.20 per share.
Number of shares outstanding of common stock, par value $.01 per share, as of March 1, 2008: 21,126,647.
Documents Incorporated by Reference
Portions of Footstar, Inc.’s Proxy Statement for the 2008 Annual Meeting of Shareholders, the information from which is expected to be filed within 120 days after the end of the Company’s fiscal year, are incorporated by reference into Part III.

FOOTSTAR, INC.
ANNUAL REPORT ON FORM 10-K
Footstar, the Footstar logo, Just For Feet, Thom McAn, Cobbie Cuddlers, Texas Steer and Cara Mia are, or were as of December 29, 2007, trademarks and/or service marks of Footstar, Inc.’s subsidiaries or affiliates. All other trademarks mentioned in this report are the property of their respective owners.

PART I
INTRODUCTORY NOTE
Footstar, Inc., which may be referred to as “Footstar”, the “Company”, “we”, “us” or “our”, is today filing this Annual Report on Form 10-K for its fiscal year ended December 29, 2007.
On February 7, 2006, Footstar emerged from bankruptcy and have since made payments to creditors totaling $127.5 million, including applicable interest, pursuant to our Plan of Reorganization (the “Plan”). These payments exclude approximately $0.5 million in claims which we expect will be paid upon final resolution. Creditors were or will be paid in full, plus interest where applicable, from existing cash balances.
Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company’s assets was greater than its post petition liabilities and allowed claims.
The Company has operated licensed footwear departments in discount chains since 1961, and is the only major operator of licensed footwear departments in the United States today. As of December 29, 2007, the Company operated licensed footwear departments in 1,388 Kmart Corporation (“Kmart”) stores and in 859 Rite Aid Corporation (“Rite Aid”) stores located on the West Coast. The Company also supplies certain retail stores, including Rite Aid, with family footwear on a wholesale basis.
The business relationship between the Company and Kmart is extremely important to us. The licensed footwear departments in Kmart comprise substantially all of our sales and profits. On August 24, 2005, the Company and Kmart entered into an agreement (the “Kmart Settlement” or “Kmart Agreement”) with respect to the assumption, interpretation and amendment of the Master Agreement, which formerly governed our arrangement with Kmart.
The Kmart Agreement, pursuant to which we operate these footwear departments, is currently scheduled to expire at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement), at which time Kmart has agreed to purchase the inventory in our Kmart footwear departments (excluding worn, damaged and seasonal inventory, as defined). Because we have not to date identified, and we do not believe we will identify, a course of action to offset this Kmart business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders.
See Item 7, “Management’s Discussion and Analysis — Factors to Consider”, beginning at page 30, concerning:

•	Our Board’s continued review and consideration of courses of action to resolve the Company’s future, including a liquidation and dissolution of our business following the termination of our Kmart business;

•	The terms of the existing Kmart Agreement which unless the parties agree otherwise will govern the rights and obligations of Footstar and Kmart on the termination of the Kmart Agreement at the scheduled December 31, 2008 expiration date; and

•	Certain other matters in connection with future events, circumstances and uncertainties impacting the Company.
ITEM 1. BUSINESS
GENERAL
The Company sells family footwear through licensed footwear departments and wholesale arrangements.
The Company has operated licensed footwear departments since 1961 and is the only major operator of licensed footwear departments in the United States today.
The following chart represents a summary of stores in which the Company operated licensed footwear departments for fiscal 2007, 2006 and 2005:

	Beginning of Year	Opened	Closed	End of Year
Fiscal 2007
Kmart	1,392	—	(4)	1,388
Rite Aid	854	16	(11)	859

Fiscal 2006
Kmart	1,421	—	(29)	1,392
Rite Aid	859	9	(14)	854

Fiscal 2005
Kmart	1,482	—	(61)	1,421
Rite Aid	858	8	(7)	859
The Company’s licensed footwear operation sells family footwear and lower-priced basic and seasonal footwear in Kmart and Rite Aid stores. Our net sales from Kmart and Rite-Aid for fiscal 2007 were $614.2 million and $15.8 million, respectively. In its licensed footwear departments, the Company generally sells a wide variety of family footwear, including men’s, women’s and children’s dress, casual, athletic and seasonal footwear, work shoes and slippers. As of December 31, 2005, we had been supplying Thom McAn family footwear on a wholesale basis to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Beginning in January 2006, Wal-Mart stopped purchasing Thom McAn product for its stores in the United States. Beginning in April 2007, Wal-Mart no longer sourced footwear from us for Wal-Mart stores under Wal-Mart’s proprietary brands, and, beginning August 2007, Wal-Mart no longer purchased Thom McAn footwear for Wal-Mart stores in Puerto Rico. Our total sales to Wal-Mart were approximately $2.0 million in fiscal 2007, approximately $8.9 million in fiscal 2006 and approximately $29.6 million in fiscal 2005.

COMPETITIVE ENVIRONMENT
The family footwear business, where the majority of the Company’s business is generated, is highly competitive.
Competition is concentrated among a limited number of value-priced retailers and discount department stores, including Kmart, Wal-Mart, Payless ShoeSource, Kohl’s, Target and Sears, with a number of traditional off-price and value retailers such as Shoe Carnival, Famous Footwear, DSW and Shoe Show also selling lower-priced footwear.
MERCHANDISING
The Company’s merchandising strategy historically has been to continue to build upon its position in family footwear. The essence of this strategy has been to satisfy the Company’s customers with high in-stock availability of its footwear products and by offering a wide selection of well-known national brands such as Thom McAn and Cobbie Cuddlers (which are Company-owned). We offer a wide range of quality, value-priced footwear. Key strengths have included style development, sourcing, quality control, competitive pricing, planning and inventory management.
In its licensed footwear operations, the Company seeks to attract non-footwear shoppers into the footwear departments from other areas of the stores. Its branded products are also intended to differentiate the Company’s merchandise from that of its competitors. Brands currently available at the Company’s operations include Thom McAn, Cobbie Cuddlers and Texas Steer (which are Company-owned) and Route 66 and Basic Editions.
The Company’s traditional strength has been in quality leather footwear which it currently offers under the Thom McAn brand, as well as seasonal, work, value-priced athletic, women’s casual and children’s shoes. The Company has traditionally built on its strength in these areas by focusing on customer satisfaction. The Company’s “narrow and deep” merchandising strategy and its merchandise planning systems have been designed to ensure that each store is well stocked in product lines that are particularly popular with the Company’s core customers. The Company’s demand-driven merchandise replenishment system has been designed to permit inventory management at the store, style and size levels. In addition, in order to ensure sufficient quantities of footwear in the desired size, style and color for each season, we are required to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory levels. We must provide consumers with seasonally appropriate merchandise, making our sales highly dependent on seasonal weather conditions.
MARKETING
The Company believes that the typical footwear customer in its licensed footwear departments in Kmart generally resembles the average Kmart softlines shopper, which consists of shoppers from three distinct segments: families with moderate income, mature shoppers with average income and younger/middle-aged Hispanic and African-American families. The Company’s marketing initiatives have been designed to support its overall business strategy of increasing purchases among traditional footwear shoppers, as well as appealing to the growing customer segments that include African Americans and Hispanics.

The Company’s marketing strategy in its Kmart footwear departments has been designed to convey to prospective customers that Kmart carries the right value combination of brands, product selection, quality, comfort and price to make Kmart footwear departments their footwear destination of choice. This message is communicated primarily through weekly advertising in newspaper inserts and in-store presentations. Kmart’s weekly newspaper inserts had a weekly circulation of approximately 43 million as of December 29, 2007.
TRADEMARKS AND SERVICE MARKS
Footstar or its subsidiaries own all rights in the United States to the marks Thom McAn, Cobbie Cuddlers and Cara Mia for use in connection with footwear and/or related products and services. The Company or its subsidiaries have registered or have common law rights in the United States to over 100 trademarks and/or service marks under which we have marketed merchandise or services. Where it has been deemed important, the Company has registered its trademarks and service marks in foreign countries. We protect our trademarks and service marks. We do not believe, however, that any material portion of our business is substantially dependent on any of our trademarks.
In connection with the wind-down of our current business we will consider the sale or other transfer of our trademarks, tradenames and brands, including Thom McAn. We would anticipate that the terms of any such sale or transfer would continue to allow us to utilize our trademarks, tradenames and brands through the scheduled termination of the Kmart Agreement.
EMPLOYEES
As of December 29, 2007, we had 3,948 employees, of which 1,084 were full-time and 2,864 were part-time employees. Approximately 3,617 of the total employees are located in our licensed footwear departments.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following information sets forth the name, age and business experience during the past five years of the current executive officers of the Company:
Jeffrey A. Shepard, age 57, was appointed Chief Executive Officer and President of Footstar on February 6, 2006. He has been a member of the Board of Directors since January 2005. He formerly served as the Executive Vice President of Footstar and President and Chief Executive Officer of Meldisco. Mr. Shepard was an executive officer of Footstar at the time it filed for reorganization under Chapter 11 in March 2004.
William Lenich, age 59, has been Executive Vice President of Footstar since February 7, 2006. Prior to that, he was the Executive Vice President of Meldisco since joining Meldisco in 2002.
Dennis M. Lee, age 58, has been Senior Vice President, Human Resources of Footstar since February 7, 2006. Prior to that, he served as Senior Vice President, Human Resources of Meldisco since joining Meldisco in July 2004. Prior to joining Footstar, he served as an Assistant Professor in Residence for Human Resource Management, College of Continuing Studies and School of Business at the University of Connecticut and was Senior Vice President Human Resources and Logistics for the Venator Group.
Michael J. Lynch, age 41, has been the Chief Financial Officer — Senior Vice President of Footstar since February 7, 2006. Prior to that, he served as Senior Vice President of Finance of Meldisco. Since joining the Company in August 1995, he also served as the Division Vice President — Finance at both Footstar’s former Athletic and Meldisco divisions.

Randall Proffitt, age 62, has been Senior Vice President, Store Operations of Footstar since February 7, 2006 and prior thereto he held such position at Meldisco.
Maureen Richards, age 51, has been the Senior Vice President, General Counsel and Corporate Secretary of Footstar since March 2001 and was an executive officer of Footstar at the time it filed for reorganization under Chapter 11 in March 2004 and prior to March 2001, was Vice President, General Counsel and Corporate Secretary of Footstar.
Craig M. Haines, age 35, has been Vice President and Controller, and Principal Accounting Officer of Footstar since March 31, 2006 and prior thereto he was the Company’s Vice President and Controller since he joined the Company in June 2005. From November 2002 through May 2005, Mr. Haines served as Executive Vice President, Finance and Administration for National Vision Administrators, LLC.
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
You may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site, www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.
A copy of Footstar’s Corporate Governance Guidelines and its Code of Conduct and Compliance Program are posted on the Corporate Governance section of the Company’s website, www.footstar.com, and are available in print to any shareholder who requests copies by contacting Maureen Richards, Senior Vice President, General Counsel and Corporate Secretary, at the Company’s principal executive office set forth above.
ITEM 1A. RISK FACTORS
The matters discussed in this Annual Report on Form 10-K include forward-looking statements that involve significant risks and uncertainties. These statements are neither promises nor guarantees. A number of important risks and uncertainties, including those identified below and those factors included in this Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis — Factors to Consider”, beginning at page 30, each of which is a risk factor and is incorporated into this Item 1A by reference and “Recent Events”, beginning on page 18, each of which is a risk factor and is incorporated into this Item 1A by reference, as well as risks and uncertainties discussed elsewhere in this Form 10-K, could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. In addition to the above-referenced statements and factors which are set forth elsewhere in our Annual Report on

Form 10-K and incorporated herein by reference, we set forth the following risks and uncertainties related to our business.
Anticipated wind-down of our current footwear business by not later than the end of 2008
Our operation of the footwear departments in Kmart stores accounts for substantially all of our net sales and net profits. Our agreement with Kmart provides for the termination of this business by no later than December 31, 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement) at which time Kmart is obligated to purchase our inventory, as defined in that agreement. There can be no assurance that we will not have issues and disputes with Kmart in winding up our business with Kmart.
If we do not operate these footwear departments through the end of 2008 or receive timely payments from Kmart for our inventory after the Kmart Agreement terminates, it could have a material adverse effect on our operations and financial condition. In addition, because the Company has not to date identified, and we do not believe we will identify, a course of action to offset this business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company's business, including proposing a plan of dissolution to our shareholders. Such liquidation could cause the Company to incur significant costs. See Item 7, “Management’s Discussion and Analysis — Factors to Consider”, beginning at page 30, concerning our Board’s review of courses of action to resolve the Company’s future, including a liquidation and dissolution following the termination of our Kmart business.
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
This special cash distribution reduced cash available for future operations, and for future cash needs and liquidity, by a total of $104.8 million. The Company may be required to periodically borrow under its Credit Facility to support normal operating needs. This Credit Facility expires the earlier of on November 30, 2008 or thirty days prior to the termination of the Kmart Agreement. If our future operating results or cash needs or obligations differ in any material respect from our expectations, or other changes occur in our business or operations, which we have not anticipated, our cash needs could be greater than our cash generated from operations and funds available under our Credit Facility, which would have a material adverse impact on our financial condition. There can be no assurance that we will have sufficient available cash and available cash resources (including funds available under our Credit Facility and credit available from our vendors) to satisfy all of our future cash needs.
We may be unable to retain talented personnel.
Our success is dependent upon our ability to retain qualified individuals. We have instituted several retention programs designed to retain key executives and employees and may seek to implement additional programs to retain key executives and employees if and when necessary. However, if we are unable to retain key executives and employees, including senior management, and qualified accounting and finance, marketing, and merchandising personnel, or put in place additional retention programs, it could adversely affect our businesses. This risk potentially is more acute given the anticipated wind-down of our current business.
We rely on key vendors and third parties to manufacture, warehouse and distribute our products.
Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Because of the anticipated expiration of the Kmart Agreement by no later than the end of 2008, beginning in the first quarter of 2008 we provided our vendors with more current payment terms. If the terms under which these vendors deal with us, including payment terms, change adversely, there could be a material adverse impact on our operations and financial condition. Also, if these foreign manufacturers are unable to secure sufficient supplies of raw materials or maintain adequate manufacturing capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if manufacturing costs increase, our cost of acquiring merchandise could increase. Although we pay for finished goods in U.S. dollars, it is possible that higher costs could be passed on to us through higher product costs. If we cannot recover these cost increases with increased pricing to our customers, it could have a material adverse effect on our operations and financial condition. These risks become potentially more acute given the anticipated wind-down of our current business.
The Company manages against possible product cost increases by shifting manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments from these new factories which could unfavorably impact the Company’s financial results.
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
A significant portion of our operating expenses are fixed costs that are not dependent on our sales performance, as opposed to variable costs, which vary proportionately with sales performance. These fixed costs include, among other things, the costs associated with operating as a public company and a substantial portion of our labor expenses. If our sales decline we may not be able to reduce our operating expenses proportionately. If our sales fall below certain minimums set forth in our agreement with Kmart, our right to operate in Kmart stores, which accounts for substantially all of our business, could potentially be terminated prior to the scheduled termination of the Kmart Agreement.
We operate in the highly competitive footwear retailing industry.
The family footwear industry, where our business is concentrated, is highly competitive. Competition is concentrated among a limited number of retailers and discount department stores, including Payless ShoeSource, Kmart, Wal-Mart, Kohl’s, Sears and Target, with a number of traditional mid-tier and value-priced retailers such as Shoe Carnival, Famous Footwear and Rack Room also selling lower-priced footwear. The events that caused us to seek bankruptcy put us at a disadvantage with respect to our competitors. In addition, our agreement with Kmart which provides that we will no longer operate the footwear departments in Kmart stores beyond December 31, 2008 at the latest, puts us at a disadvantage with respect to our competitors, many of which are growing rapidly and have substantial financial and marketing resources which are unavailable to us. If we are unable to overcome these disadvantages and our sales fall below certain minimums set forth in our agreement with Kmart, our right to operate in Kmart stores, which accounts for substantially all of our business, could potentially be terminated prior to the scheduled termination of the Kmart Agreement.
There are risks associated with our importation of products.
Approximately 97% of the Company’s products are directly imported by us and manufactured in China. Substantially all of this imported merchandise is subject to customs duties and tariffs imposed by the United States. Penalties may be imposed for violations of labor and wage standards by foreign contractors.
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
See “Forward-Looking Statements” in Item 7 for additional risk factors to consider.
ITEM 1 B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 29, 2007, we operated licensed footwear departments in 2,247 stores. The licensed footwear departments are located in 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. Of the licensed departments operated as of December 29, 2007, 1,388 were located in Kmart discount stores and 859 were in Rite Aid drugstores on the West Coast.
Kmart and Rite Aid provide us with store space to sell footwear in exchange for certain payments. The footwear departments we operate in Kmart stores range from 1,200 to 4,400 square feet.
Our corporate headquarters is located in 129,000 square feet of owned office space in Mahwah, New Jersey.

In connection with the wind-down of our current business, we are actively pursuing the sale of our corporate headquarters. We currently anticipate that the terms of any such sale will allow us to continue to utilize our corporate headquarters for our required needs through December 2008. If we are successful in the sale of our corporate headquarters, we anticipate that after December 2008 we will have limited operating space and the Company currently would intend to lease operating space, if necessary, suitable at a minimum for our wind-down activities.
We also lease approximately 20,000 square feet of space in Mahwah, New Jersey for use by our footwear testing lab and for storage. Our corporate tax department is located in 3,500 square feet of leased office space in Worcester, Massachusetts. We also lease approximately 7,800 square feet in Hong Kong. The leases for these properties expire approximately at the end of 2008 and no renewals, other than for a short time as we wind-down the current businesses, are currently anticipated.
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
LITIGATION MATTERS
On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas —Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint and subsequent amendments, seek injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. While it is not possible to predict the outcome of the litigation, we believe that we have meritorious defenses which we have asserted in the pleadings filed in the Oregon proceedings and in our bankruptcy proceedings. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible. Based on the information presently available and the availability of insurance, the Company does not expect that the outcome of such claim will have a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for this matter. It is currently anticipated that a trial in this matter will take place in July 2008.
We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
After the delisting of our common stock from the NYSE on December 30, 2003, our common stock was traded on the over-the-counter bulletin board (“OTCBB”) under the symbol “FTSTQ.PK.” Effective March 13, 2006 our symbol changed to FTAR.OB. Our common stock is quoted on the OTCBB and on the Pink Sheets LLC. Prices shown below reflect the quarterly high and low bid quotations for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, may not necessarily reflect actual transactions and have not been adjusted for dividends. As of February 29, 2008, the closing bid quotation of our common stock was $4.25 and there were 1,535 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various banks and brokerage firms). Information concerning the high and low closing bid quotations of our common stock is set forth below:

	HIGH	LOW
2006

First Quarter	$4.75	$3.35
Second Quarter	$5.95	$4.25
Third Quarter	$5.45	$4.15
Fourth Quarter	$6.60	$4.75
2007

First Quarter	$8.50	$6.10
Second Quarter	$9.12	$4.10
Third Quarter	$4.72	$4.00
Fourth Quarter	$4.92	$4.20
On March 27, 2007, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $5.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors.

The Company has no plans to pay regular cash distribution(s) or dividends. However, the Company’s Board of Directors has considered, and could determine in the future, in its discretion, to approve and declare further distribution(s) or dividend(s) to shareholders. There can be no assurance that any such distribution(s) or dividend(s) will be approved or, if paid, in what amount or amounts or the timing thereof.
Please refer to “Introductory Note” and Item 1A, Risk Factors, above, in connection with the anticipated wind-down of the Company’s businesses in connection with the Kmart Agreement.
Stock Performance Graph
The graph set forth below shows the cumulative total return to stockholders over the five-year fiscal period ended December 29,2007, assuming an investment of $100 on December 27, 2002 in each of Footstar’s common stock, the NASDAQ Composite Index and the S&P Footwear Index. The graph assumes all dividends have been reinvested. The stock price performance included in the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Footstar, Inc., The NASDAQ Composite Index
And The S&P Footwear Index
The Performance Graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions except per share data)	2007	2006	2005	2004	2003

Statement of Operations Data
Net sales	$637.0	$666.7	$715.4	$800.2	$962.4
Cost of sales	427.4	452.1	490.4	535.8	650.3

Gross profit	209.6	214.6	225.0	264.4	312.1

Store operating, selling, general and administrative expenses	148.6	160.6	183.1	236.1	250.7
Depreciation and amortization	8.1	8.8	7.7	21.7	19.0
Restructuring, asset impairment and other charges, net	—	—	—	—	2.5
Loss on Kmart Settlement (1)	—	—	—	6.3	—
Other income	(0.6)	—	—	(9.2)	(5.4)
Interest expense	1.2	1.6	4.6	11.0	23.4
Interest income	(2.6)	(3.8)	—	—	(1.1)

Income (loss) before reorganization items, income taxes, minority interests and discontinued operations	54.9	47.4	29.6	(1.5)	23.0
Reorganization items (2)	—	—	(14.6)	(37.1)	—

Income (loss) before income taxes, minority interests and discontinued operations	54.9	47.4	15.0	(38.6)	23.0
(Provision) benefit for income taxes (3)	(2.1)	(1.4)	(4.2)	2.9	(10.0)

Income (loss) before minority interests and discontinued operations	52.8	46.0	10.8	(35.7)	13.0
Minority interests in net loss (income)	—	—	—	11.0	(17.3)

Income (loss) from continuing operations	52.8	46.0	10.8	(24.7)	(4.3)
(Loss) income from discontinued operations, net of tax (4)	(0.8)	(0.8)	4.7	(66.7)	(50.1)
Gain from disposal of discontinued operations, net of tax	—	0.1	8.9	21.4	—

Net income (loss)	$52.0	$45.3	$24.4	$(70.0)	$(54.4)

Basic income (loss) per share from continuing operations	$2.56	$2.23	$0.53	$(1.20)	$(0.21)

Diluted income (loss) per share from continuing operations	$2.52	$2.21	$0.53	$(1.20)	$(0.21)

ITEM 6. SELECTED FINANCIAL DATA, cont.
FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)	2007	2006	2005	2004	2003

Balance Sheet Data
Current assets:
Cash and cash equivalents	$53.8	$101.3	$196.1	$189.6	$1.1
Inventories	86.7	92.0	89.2	98.9	179.7
Other	15.8	18.5	30.3	50.5	39.7
Assets related to discontinued operations	—	—	0.1	6.2	284.5

Total current assets	156.3	211.8	315.7	345.2	505.0
Property and equipment, net	20.7	25.2	28.9	35.4	147.2
Other assets	4.6	8.3	12.1	13.5	12.5

Total assets	$181.6	$245.3	$356.7	$394.1	$664.7

Notes payable	$—	$—	$—	$—	$198.0
Amount due under Kmart Settlement (1)	5.1	—	—	45.0	—
Other current liabilities	69.9	78.5	107.8	98.0	133.2
Liabilities related to discontinued operations	0.9	2.3	7.4	3.5	110.5
Liabilities subject to compromise	0.5	1.2	125.5	152.3	—

Total current liabilities	76.4	82.0	240.7	298.8	441.7
Other long term liabilities	26.1	26.6	35.0	38.5	58.9
Amount due under Kmart Settlement (1)	—	5.2	5.5	5.5	—
Minority interests in subsidiaries (1)	—	—	—	—	42.2

Total liabilities	102.5	113.8	281.2	342.8	542.8

Shareholders’ equity	79.1	131.5	75.5	51.3	121.9

Total liabilities and shareholders equity	$181.6	$245.3	$356.7	$394.1	$664.7

(1)	Represents additional charge incurred on Kmart Settlement and the elimination of the minority interests as part of the cure payment and amount due relating to future store closings.

(2)	Represents income and expenses associated with our bankruptcy. See Note 17 “Reorganization Items” of Notes to Consolidated Financial Statements.

(3)	We reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and anticipated liquidation of our Kmart business in connection with the termination of the Kmart Agreement no later than the end of 2008. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded a (reduction) increase of the valuation allowance of $(20.3) million in fiscal 2007, $(22.1) million in fiscal 2006, $(6.4) million in fiscal 2005, $21.4 million in fiscal 2004 and $24.7 million in fiscal 2003.

(4)	Loss from discontinued operations includes the losses from the operations of our discontinued Athletic Segment and the losses from the operations of our discontinued Meldisco operations including Shoe Zone stores and the footwear departments of Gordmans and Federated (“Meldisco”). We discontinued the Athletic Segment in 2003 and Meldisco in 2004. Additionally, during 2007, the Company increased its liability for an environmental remediation project which relates to a landfill used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. As such, the accounting for the additional obligation has been recorded in Discontinued Operations. The (loss) income from discontinued operations includes the following (in millions):

	2007	2006	2005	2004	2003

Athletic Segment	$—	$(0.9)	$5.1	$(38.9)	$(39.9)
Meldisco Businesses	—	0.1	(0.4)	(27.8)	(10.2)
Closed Manufacturing Facility	$(0.8)	—	—	—	—

Total	$(0.8)	$(0.8)	$4.7	$(66.7)	$(50.1)

See Note 3 “Discontinued Operations” of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:
•	the Company’s ability to manage the anticipated wind-down of its current businesses in connection with the termination of our Kmart business by the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement);

•	whether the Company continues to operate the footwear departments in Kmart stores through December 2008;

•	the impact of the payment of the $5.00 per share special distribution on April 30, 2007 on our future cash requirements and liquidity needs, both for our operating plans and any contingencies and obligations;

•	the Company’s ability to obtain and maintain adequate terms and service with vendors and service providers and to ensure timely delivery of goods through December 2008;

•	the effect of making more current certain vendor payable terms effective February 2008;

•	the ability to maintain contracts that are critical to the Company’s operations;

•	the Company’s ability to successfully implement and maintain internal control and procedures that ensure timely, effective and accurate financial reporting;

•	the Company’s ability to reduce overhead costs commensurate with any decline in sales and in connection with the winding down of our business;

•	any adverse developments in existing commercial disputes or legal proceedings;

•	the Company’s ability to manage and plan for the disposal of, closing or conversion of Kmart stores;

•	intense competition in the markets in which the Company competes; and

•	retention of employees.
The Company’s operation of the footwear departments in Kmart stores accounts for substantially all of the Company’s net sales and net profits. The Kmart Agreement, pursuant to which we operate these footwear departments, is scheduled to expire at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement) at which time Kmart has agreed to purchase the inventory in our Kmart footwear departments (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined in the agreement), at book value, as defined in the agreement.

Because the Company has not to date identified, and we do not believe we will identify, a course of action to offset this Kmart business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders.
Because the information in this Annual Report on Form 10-K is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future performance. Actual results, performance, events, plans and expectations may differ from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Annual Report on Form 10-K, other than as included in our future required SEC filings, or as may otherwise be legally required.
RECENT EVENTS
Our Board has continued to review and consider courses of action to resolve the Company’s future in the best interest of all shareholders, including liquidation and dissolution following the termination of our Kmart business.
We have been marketing our corporate headquarters in Mahwah, New Jersey for possible sale and we will consider the sale or other transfer of our trademarks, tradenames and brands, including Thom McAn. See Item 2 — “Properties” and Item 1 — “Business — Trademarks and Service Marks” above.
OVERVIEW
The following points highlight the Company’s operations, cash flows and financial position for the year ended December 29, 2007:
•	As of December 29, 2007, we operated in 1,388 Kmart stores compared with 1,392 stores on December 30, 2006 and we operated in 859 Rite Aid stores on December 29, 2007 in the western region of the United States, compared with 854 stores on December 30, 2006;
•	Operating profit increased by $7.7 million to $52.9 million in fiscal 2007 as compared to $45.2 million in fiscal 2006, primarily due to an increase in the gross margin rate and a reduction in selling, general and administrative expenses offset by a decrease in sales.
•	The Company provided $60.4 million in cash (from operating activities of its continuing operations) during fiscal 2007, as compared to cash provided by operating activities (from continuing operations) of $5.4 million during fiscal 2006.
•	As of December 29, 2007, the Company had $53.8 million of cash and cash equivalents with no loans outstanding under the Credit Facility. Outstanding standby letters of credit as of December 29, 2007 were $8.1 million. The Company had $60.4 million available for additional borrowings under the Credit Facility as of December 29, 2007.
•	On April 30, 2007, the Company paid a special cash distribution of $5.00 per common share totaling $104.8 million.

KMART AGREEMENT
Our business relationship between the Company and Kmart is extremely important to us. The licensed footwear departments in Kmart provide substantially all of our net sales and net profits and operated pursuant to the terms of the Kmart Agreement entered into on August 24, 2005.
The Kmart Agreement, which governs the structure of our existing relationship with Kmart, extinguished Kmart’s 49% equity interests in the Shoemart Corporations and fixed the cure amount with respect to our assumption of the Master Agreement at $45 million.
We are required to pay Kmart 14.625% of the gross sales of the footwear departments along with a miscellaneous expense fee of $23,500 per open store per year. The Kmart Agreement is scheduled to expire at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement) at which time Kmart is obligated to purchase our inventory (but not our brands) related to the Kmart footwear departments at book value, as defined in the agreement.
We and Kmart each have the right to terminate the Kmart Agreement early if the gross sales of the footwear departments are less than $529.6 million during the remaining term of the Kmart Agreement, provided that this gross sales minimum will be reduced by $0.4 million for each additional store that is closed or converted during 2008 (subject to limitation as described below). The Company also has the unilateral right to terminate the Kmart Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined in the agreement) at book value, as defined in the agreement.
Pursuant to the Kmart Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate footwear departments in up to 456 Kmart stores during the remaining term of the Kmart Agreement by disposing of, closing or converting those stores. As of December 29, 2007, Kmart could dispose of, close or convert 456 stores during 2008 without paying us a stipulated loss value. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined) at book value, as defined in the agreement. In addition, to the extent Kmart exceeds the 456 store aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $20,000. If the entire Kmart Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.
The Kmart Agreement sets forth the parties’ obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined in the agreement, for the stores and we must schedule the staffing in each store at a minimum of 40 hours per week. In addition, Kmart is required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.
Kmart has a claim against us in the amount of $11,000 for each store that was an existing store, as defined in the agreement, on August 25, 2005, which is disposed of, closed or converted to another retail format in accordance with the 550 store limitation described above, such claim generally payable by us to Kmart at the time of store closing, disposal or conversion. However, upon the expiration of the Kmart Agreement or upon early termination of that agreement other than as a result of our breach, all such claims not yet due and payable will be waived for any remaining stores. If the Kmart Agreement is terminated as a result of our breach, such claims for remaining stores will not be waived and will become immediately due and payable.
See Item 7, “Management’s Discussion and Analysis — Factors to Consider — Termination of Kmart Agreement”, beginning at page 31, for additional information concerning the rights and obligations of the Company and Kmart at the termination of the Kmart Agreement at its scheduled December 31, 2008 expiration date.
BUSINESS RELATIONSHIP WITH WAL-MART STORES
Until December 31, 2005, we were supplying Thom McAn family footwear to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Beginning in January 2006, Wal-Mart stopped purchasing Thom McAn product for its stores in the United States. Beginning in April 2007, Wal-Mart no longer sourced footwear from us for Wal-Mart stores under Wal-Mart’s proprietary brands, and, beginning August 2007, Wal-Mart no longer purchased Thom McAn footwear for Wal-Mart stores in Puerto Rico. Our total sales to Wal-Mart were approximately $2.0 million in fiscal 2007, approximately $8.9 million in fiscal 2006 and approximately $29.6 million in fiscal 2005.
PRODUCT SOURCING
Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Approximately 97% of our products are imported by us and manufactured in China where the cost of labor has increased. A portion of our footwear product is comprised of petrochemical products where prices have fluctuated dramatically over the past year. Furthermore, higher product prices could result from China’s July 2005 currency revaluation which allows the value of the Yuan to link to a trade-weighted basket of currencies rather than being pegged to the U.S. dollar at a fixed rate. Although we pay for finished goods in U.S. dollars, it is possible that these costs could be passed on to us through higher product costs. As a result of these issues, the Company has shifted certain manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company’s financial results.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.
FISCAL 2007 VERSUS FISCAL 2006

(in millions)	2007	2006	% of Sales — 2007	% of Sales — 2006
Net Sales	$637.0	$666.7	100.0	100.0

Gross Profit	209.6	214.6	32.9	32.2
SG&A Expenses	148.6	160.6	23.3	24.0
Depreciation/Amortization	8.1	8.8	1.3	1.3

Operating Profit	$52.9	$45.2	8.3	6.8

NET SALES
Net sales decreased $29.7 million, or 4.5%, to $637.0 million in 2007 compared with $666.7 million in 2006. Sales within the footwear departments in Kmart stores (“Shoemart”) were approximately $614.2 million in 2007 and $636.6 million in 2006 for a 3.5% decrease during 2007. The Shoemart sales decrease was the result of a decrease in comparable store sales of 3.1% and average store counts that were 0.6% lower than last year. There were 1,388 Kmart stores open at the end of fiscal 2007 versus 1,392 at the end of fiscal 2006. The balance of the sales decline was due to a 4.6% comparable store sales decline at Rite Aid and lower wholesale shipments to Wal-Mart.
GROSS PROFIT
Gross profit decreased $5.0 million or 2.3% to $209.6 million in 2007 compared with $214.6 million in 2006. The gross margin decline is due to the lower sales volumes in 2007, offset by the gross margin rate improvement to 32.9% in 2007 from 32.2% in 2006. The improvement in gross margin rate is predominantly due to the decrease in the fixed minimum revenue commitment with our third party logistics provider, FMI. (See Note 22 of our Notes to Consolidated Financial Statements for additional information regarding our relationship with FMI.)
SG&A EXPENSES
SG&A expenses decreased $12.0 million, or 7.5%, to $148.6 million in 2007 compared with $160.6 million in 2006. The overall SG&A rate as a percentage of sales decreased to 23.3% in 2007 versus 24.0% in 2006. The decrease in SG&A expenses was due to lower compensation and benefit costs ($7.6 million) and administrative costs ($4.4 million).
DEPRECIATION/AMORTIZATION
Depreciation and amortization decreased $0.7 million to $8.1 million in 2007 compared with $8.8 million in 2006.
OPERATING PROFIT
Operating profit increased $7.7 million to $52.9 million in 2007 compared with $45.2 million in 2006 primarily due to the increase in the gross margin rate, which partially offset the effect of reduced sales, and decrease in expenses noted above.
FISCAL 2006 VERSUS FISCAL 2005

			% of Sales —	% of Sales —
(in millions)	2006	2005	2006	2005
Net Sales	$666.7	$715.4	100.0	100.0

Gross Profit	214.6	225.0	32.2	31.5
SG&A Expenses	160.6	183.1	24.0	25.6
Depreciation/Amortization	8.8	7.7	1.3	1.1

Operating Profit	$45.2	$34.2	6.8	4.8

NET SALES
Net sales decreased $48.7 million, or 6.8%, to $666.7 million in 2006 compared with $715.4 million in 2005. Sales within the footwear departments in Kmart stores (“Shoemart”) were approximately $636.6 million in 2006 and $667.8 million in 2005 for a 4.7% decrease during 2006. The Shoemart sales decrease was the result of a decrease in comparable store sales of 1.9% and average store counts that were 3.8% lower than last year. There were 1,392 Kmart stores open at the end of fiscal 2006 versus 1,421 at the end of fiscal 2005. Rite Aid sales were essentially flat during fiscal 2006. The balance of the sales decrease in 2006 versus 2005 was the result of no longer selling Thom McAn product within Wal-Mart domestic stores effective at the beginning of 2006.
GROSS PROFIT
Gross profit decreased $10.4 million or 4.6% to $214.6 million in 2006 compared with $225.0 million in 2005. The gross margin decline was due to the lower sales volumes in 2006; however, the gross margin rate improved to 32.2% in 2006 from 31.5% in 2005. The improvement in gross margin rate was predominantly due to higher average selling prices realized in the Shoemart business.
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
REORGANIZATION ITEMS
Reorganization items, which consisted of income and expenses that were related to our bankruptcy, were comprised of the following for 2006 and 2005 (in millions):

	2006	2005
Store and distribution center closing and related asset impairment costs	$—	$0.1
Professional fees	1.5	18.5
Trustee fees	0.1	3.1

	2006	2005
Gain on disposition of bankruptcy claims	(0.9)	(1.5)
Interest income	(0.7)	(5.6)

Total	$—	$14.6

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
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity used in funding short-term operations are our current balances in cash and cash equivalents, operating cash flows and borrowings available under our revolving credit facility (the “Credit Facility”) which expires the earlier of November 30, 2008, or 30 days prior to the termination of the Kmart Agreement. The Credit Facility is structured to support general corporate borrowing requirements.
Subsequent to our emergence from Chapter 11 on February 7, 2006 through December 29, 2007, we made payments to creditors totaling $127.5 million, including interest where applicable. These payments exclude claims for approximately $0.5 million which we currently expect will be paid, with interest where applicable, upon final resolution.
Net cash provided by operating activities of continuing operations in 2007 was $60.4 million, primarily consisting of income from continuing operations of $52.8 million, depreciation and amortization of $8.1 million and decreases in inventory, prepaids and other assets of $9.1 million offset by a decrease of accounts payable and accrued expenses of $8.9 million and miscellaneous items of $0.7 million. Net cash provided by operating activities of continuing operations in 2006 was $5.4 million, primarily related to income from continuing operations of $46.0 million, depreciation and amortization of $8.8 million, and a decrease in prepaid expenses, deferred charges and other assets of $14.0 million (primarily related to the collection of income tax refunds) and miscellaneous items totaling $5.1 million offset by payments of pre-petition claims and interest of $30.2 million, an increase in inventory of $2.9 million and a reduction of accounts payable and accrued expenses of $25.9 million, primarily related to the payment of bankruptcy and emergence related expenses.
In light of the anticipated termination of the Kmart Agreement by the end of December 2008, we began providing more current payment terms (shifting from 60 days to 30 days) to various suppliers in the first quarter of fiscal 2008, which we do not expect to impair or have an adverse material impact on our liquidity or results of operations.
Cash used in investing activities was $0.3 million and cash used in financing activities was $105.9 million in 2007 compared to using $1.9 million in cash in investing activities and using $1.0 million in cash in financing activities in 2006. During 2007, the Company paid a special cash distribution to shareholders totaling $104.8 million.
Cash used in operating activities of discontinued operations was $1.7 million in 2007 compared with cash used in operating activities of discontinued operations of $97.3 million in 2006. Cash used in operating activities of discontinued operations for 2007 and 2006 consisted primarily of payments of pre-petition claims and interest.
Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the payment of further dividends or distributions, the impact of subsequent financial results and the timing of the wind-down of our current businesses, many of which are beyond our control. Because the Company to date has not identified, and we do not believe we will identify, a course of action to replace its current business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders. Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash balances, cash generated from operations and borrowings available under our Credit Facility will be sufficient to fund our currently expected operating expenses, current business plan and expected capital expenditures and working capital needs during the next twelve to eighteen months. See “Factors to Consider” below concerning matters in connection with future events, circumstances and uncertainties impacting the Company.
The Company currently does not expect to begin paying regular cash distribution(s) or dividends. However, the Company’s Board of Directors has considered, and could determine in the future, in its discretion, to approve and declare further distribution(s) or dividend(s) to shareholders. There can be no assurance that any such distribution(s) or dividend(s) will be paid or, if to be approved, in what amount or amounts or the timing thereof.
CREDIT FACILITY
We currently maintain a $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit). The amount we may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 or thirty days prior to the termination of the Kmart Agreement.
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

The Credit Facility also includes representations and warranties, that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition and that the Kmart Agreement is in full force and effect and not in default. A failure by us to satisfy any of the covenants, representations or warranties would result in default or other adverse impact under the Credit Facility.
As of December 29, 2007, the Company had no loans outstanding under the Credit Facility, standby letters of credit totaling $8.1 million and $60.4 million available for additional borrowings under the Credit Facility.
CONTRACTUAL OBLIGATIONS
The following is a summary of our significant contractual obligations, excluding interest, as of December 29, 2007 (in millions):

	Payments Due By Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Mortgage payable	$3.2	$1.2	$2.0	$—	$—
Operating leases	1.5	1.2	0.3	—	—
Purchase obligations	135.8	135.8	—	—	—
Compensation obligations	12.7	5.7	7.0	—	—
Third party service provider	7.4	7.4	—	—	—
Postretirement benefit obligations	14.7	0.9	2.0	2.2	9.6
Workers’ compensation obligations	2.4	0.7	1.5	0.2	—
Environment remediation	1.6	—	—	—	1.6

Total	$179.3	$152.9	$12.8	$2.4	$11.2

The above table does not include the Kmart license fees, as defined in the Kmart Agreement, as such fees are based on sales. The Kmart Agreement also requires the payment of a miscellaneous expense fee equal to $23,500 per open store per year, which also is not included in the table above.
Also not included in the above table is the claim Kmart has against us for $11,000 for each existing store as of August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format in accordance with the store limitation as described in the Kmart Agreement.
The above table also does not include any unrecognized tax positions as of December 29, 2007 as the Company has no unrecognized tax benefits.
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
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
Valuation and Aging of Inventory and Shrink Reserve
Merchandise inventory is a significant portion of our consolidated balance sheets, representing approximately 47.7% of total assets at December 29, 2007.
Inventories are valued using the lower of cost or market value, determined by the reverse mark-up or retail inventory method (“RIM”). Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.
The methodologies we utilize in our application of RIM are consistent for all periods presented. Such methodologies include the development of cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. RIM calculations require management to make estimates, such as merchandise mark-on, mark-ups, markdowns and shrinkage, which can significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, may not, in all circumstances, reflect actual historical experience, and could result in significant differences to amounts recorded. Future events, such as store closings and liquidations (including the anticipated wind-down of our business), could result in an increase in the level of estimated markdowns which could result in lower inventory values and increases to cost of sales in future periods. In addition, failure to take markdowns currently can result in an overstatement of inventory value under the lower of cost or market principle.
As a supplement to the inventory values established under the RIM, we establish reserves for additional markdowns associated with shrink and aged product. The shrink expense reserve represents a reserve for the unidentified loss of inventory. Management uses historical percentages to accrue shrink expense. Physical inventory counts are performed at each store and distribution center throughout the year. At the completion of the inventory count, actual shrink expense is quantified and compared to the shrink reserve. Any difference between actual shrink expense and the reserve is recorded as a reduction or addition to inventory on the consolidated balance sheet and as a reduction or addition to cost of sales in the consolidated statements of operations.
The aged inventory reserve represents an estimate of the markdown required to liquidate aged inventory, which is generally defined as inventory that is aged 12 months or more. In addition, the Company estimates the portion of current inventory that will be on hand and considered aged or seasonal on the currently scheduled expiration date, which is December 31, 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement), and reserves for that amount as Kmart will not be obligated to purchase aged inventory upon expiration of our contract. Management calculates a reserve for aged inventory by comparing the cost of the inventory to the estimated realizable value of the inventory. In order to accomplish this, we analyze the quantity and quality of all inventory in seasonal aging brackets (i.e., aged one season, two seasons, etc.). The expected markdowns necessary to liquidate each aging bracket are thus analyzed to determine if the related cost exceeds the net realizable value and a reserve, if necessary, is established.
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
We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. The ability to accurately predict future cash flows may impact the determination of fair value. Management’s assessments of cash flows represent its best estimate as of the time of the impairment review and are based upon expected future results of operations. Management believes that its estimates of applicable cash flows in the current period are reasonable; however, if different cash flows had been estimated in the current period, the long-lived asset balances could have been materially impacted. Furthermore, estimates may change from period to period as new information is generated and as trends are identified, and this could materially impact results in future periods.
Factors that management must estimate when performing impairment tests include, among other items, possible liquidation of our business, sales volume, the related cost of product, markdowns, shrink and estimated flow through or operating profit percentages. Actual results may differ materially from these estimates and, as a result, the fair values may be adjusted in the future.
During fiscal 2005 the useful lives of all long-lived assets except for land and building and improvement were revised so that long-lived assets will be fully depreciated as of December 2008 to coincide with the currently scheduled expiration of the Kmart Agreement, which is December 31, 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement).
Insurance and Self-Insurance Liabilities
Prior to 2008 we were primarily self-insured for medical costs, as our deductible under third party coverage was $250,000 per claim. We establish accruals for our insurance programs based on available claims data and historical trends and experience, as well as loss development factors prepared by third party actuaries. Loss development factors are estimates based on our actual historical data and other retail industry data. Commencing in 2008, the Company is no longer self-insured for medical costs (the Company was self-insured for workers’ compensation insurance in fiscal 2004 and prior).
We evaluate the accrual and the underlying assumptions for workers’ compensation claims and for medical costs quarterly and make adjustments as needed based on third party actuarial assessments. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimating process. In the event we determine the accruals should be increased or reduced, we record such adjustments in the period in which such determination is made.
The accrued obligation for these self-insurance programs was approximately $3.3 million at the end of fiscal year 2007 and $4.2 million at the end of fiscal year 2006. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.
Deferred Tax Assets
We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which is available to reduce taxable income in future periods subject to many conditions and contingencies (although use against taxable income after 2008 will not be possible if the Company has no operating income or if the Company liquidates and dissolves).
As of December 29, 2007 we have recorded a net deferred tax asset of $67.4 million and a related valuation allowance of $67.4 million. In connection with the preparation of our fiscal years 2007, 2006 and 2005 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and anticipated liquidation of our business no later than the end of 2008. For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.
In June, 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The Company adopted the provisions of FIN 48 effective December 31, 2006. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate resolution. In implementing FIN 48, the Company evaluated individual tax benefits using these evaluation methods and made judgments on how to disaggregate its various tax positions and then analyzed the tax positions. At the adoption date of December 31, 2006 and also as of December 29, 2007, the Company did not have any unrecognized tax benefits.

Retiree Medical Benefits
The costs and obligations of our retiree medical plans (for current retirees and a “closed” group of active associates who meet certain eligibility requirements) are calculated by third party actuarial assessments using many assumptions to estimate the benefit that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease.
The most significant assumptions, as presented in Note 20 “Post Retirement Benefits” of Notes to the Consolidated Financial Statements, include discount rate and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Future health care costs may differ substantially from these assumptions. These differences may significantly impact future retiree medical expenses.
During 2006, the Company adopted the recognition and related disclosure provisions of FASB Statement Number 158, “Employees’ Accounting for Defined Benefit Pension and other Postretirement Plans” (“Statement No. 158”). Statement No. 158 requires companies to recognize the funded status of their defined benefit post retirement plans in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company had unrecognized actuarial gains related to the retiree medical plans. Upon adoption of FASB Statement No. 158 the unrecognized gains in the amount of $9.6 million were recognized as accumulated other comprehensive income and a reduction of the retiree obligation.
During 2007, the Company adopted the measurement date and related disclosure provisions of FASB Statement Number 158. Statement Number 158 requires companies to measure plan assets and benefit obligations as of the balance sheet date. See Note 21 “Supplemental Executive Retirement Plan” of Notes to the Consolidated Financial Statements.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States (“GAAP”), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In November, 2007 the FASB agreed to defer for one year the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.
In February 2006, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115,” which allows companies to elect to measure many financial instruments and certain other items at fair value. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

FACTORS TO CONSIDER
Continuing review of strategic course of action
To date, we have not identified a course of action under which we would continue to operate following the termination of our Kmart Agreement, which accounts for substantially all of our net sales and net profits. Absent a strategic course of action under which we would continue to operate, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders.
In connection with the termination of our Kmart Agreement, our Board has continued to review our strategic courses of action to resolve the Company’s future in the best interest of all shareholders.
Because we have not to date identified, and we do not believe that we will identify, a course of action under which we would continue to operate a business following termination of the Kmart Agreement, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders.
In connection with the likely wind-down of our current business, we continue to evaluate all assets that would be available for sale, including our corporate headquarters and our trademarks and brands. See Item 2 — “Properties” and Item 1 — “Business — Trademarks and Service Marks” above. We cannot assure you that we will be successful in the sale of our corporate headquarters or any other saleable assets on the terms or at the time we may expect or plan for.
In connection with a plan of liquidation and dissolution, there can be no assurance as to the amount, if any, of cash or other property that could be distributed to our shareholders or the timing of any such future distribution.
Our Board has no fixed timetable for when a decision concerning a proposed plan of liquidation and dissolution would be made, or when any distribution to our shareholders may occur due to the many contingencies and uncertainties inherent in winding up and liquidating a business.
A proposed plan of liquidation and dissolution would be subject to approval and adoption by the Company’s shareholders.
Under a plan of liquidation and dissolution the Company’s assets would be sold or otherwise disposed of, known liabilities would be paid or provided for, reserves would be established for contingent liabilities and any remaining assets would ultimately be distributed to shareholders.
If a plan of liquidation and dissolution were to be approved and adopted by our Board and our shareholders, it is expected that the Company would have limited or no new revenue generation sources or activities and that it would not engage in further business activities following the adoption of a liquidation plan except for winding up the business of the Company, selling or disposing of any of its remaining saleable assets and satisfying and providing for its liabilities and claims. The amount and timing of any distributions to shareholders would be determined by our Board (or the trustee of a liquidating trust if our assets and liabilities are transferred to a liquidating trust pursuant to a plan of liquidation and dissolution), in its sole discretion, and would depend, in part, on our ability to settle or otherwise resolve and provide for all of our remaining liabilities and contingencies and convert any remaining assets into cash.
If we pursue liquidation and dissolution, uncertainties as to the amount of our liabilities and the disposition value, if any, of our remaining assets make it impractical to predict the net value which might ultimately be distributable to our shareholders. No assurance can be given that available cash and any amounts received on any sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. We also cannot assure you that any distribution in liquidation would equal the price or prices at which our common stock has recently traded or may trade in the future.
Termination of Kmart Agreement
There can be no assurance that issues will not arise in connection with any of the obligations, adjustments and payments to occur on the termination of our Kmart Agreement.
Upon the termination of the Kmart Agreement at its scheduled December 31, 2008 expiration date, each of Footstar and Kmart has significant obligations to be satisfied to the other party. These include:
•	Final adjustments of all fees and amounts owed by Footstar to Kmart, and all receipts and amounts owed by Kmart to Footstar, must be computed and finally settled through the expiration date.

•	During the term of the agreement, Footstar pays license fees to Kmart equal to 14.625% of gross sales of covered products of all licensed footwear departments. These license fees are payable through the termination date.

•	Kmart provides weekly sales amounts to Footstar (called “weekly sales remittances”) under the agreement covering licensed footwear sales department receipts, less license fees, miscellaneous expense deductions, sales and gross receipts taxes, employee compensation and costs, and other amounts owed by Footstar to Kmart. Kmart has a right to offset any amounts owed by Footstar from weekly sales remittances.

•	On and as of the December 31, 2008 termination date, under the agreement Kmart is required to purchase from Footstar the inventory in all remaining licensed footwear departments (including inventory that is on order pursuant to Kmart’s written request but excluding inventory that is damaged or unsaleable and excluding seasonal inventory) for an amount equal to the “book value” of such inventory plus $1,500,000. Footstar must deliver the inventory to be purchased by Kmart free and clear of all liens, security interests and encumbrances. The inventory is currently subject to liens and security interests under Footstar’s Credit Facility, and Footstar may need to obtain the release of such liens and security interests upon purchase of the inventory by Kmart. Footstar is required to vacate all licensed footwear departments within seven days after the termination date.

•	Under the agreement, “book value” means, with respect to any inventory owned by Footstar in a licensed footwear department, the book value of such inventory calculated in accordance with generally accepted accounting principles (GAAP) applied on a consistent basis, but excluding (i) distribution and delivery costs incurred by Footstar after receipt of such merchandise from suppliers at a Footstar distribution center, and (ii) any intercompany royalty or other intercompany charges between and among Footstar and its affiliates (other than charges that reflect an out-of-pocket cost incurred by Footstar or an affiliate and that do not result in a book value with respect to the applicable inventory greater than the book value of such inventory that would have existed had Footstar and its affiliates been consolidated into a single entity).

•	“Seasonal inventory” under the agreement means inventory that is more than four months post-season. Kmart has no obligation to purchase inventory that was purchased for a selling season that was completed at least four calendar months prior to the buy-out date set forth in the agreement. For inventory purchased for a former selling season, Footstar has four months after the end of such season to sell such inventory. If the buy-out date occurs during that four month period Kmart has an obligation to purchase such inventory. If the buy-out date occurs after that four month period such inventory will be “seasonal inventory” and Kmart will not have an obligation to purchase it.

•	Footstar is required to provide to Kmart all necessary documentation to support the determination of book value for the six-month period prior to the termination date, which reflects all permanent markdowns of the inventory. Footstar is not to have (i) at any time prior to the termination date, purchased or transferred any goods into inventory outside of the ordinary course in contemplation of the termination date, (ii) purchased inventory for or otherwise stocked in any licensed footwear department at a level disproportionately greater than the average level of such licensed footwear department at the same time of year for the prior three years, unless gross sales at such licensed footwear department during the prior six months support such increased stocking, or (iii) prior to the termination date, marked up any inventory. The inventory mix at each licensed footwear department as of the termination date must be reasonably comparable to the average mix at such licensed footwear department during the same time period for the prior three years and shall reflect ordinary course practice; and all inventory markdowns shall have been taken in the ordinary course and the documentation provided to Kmart is to reflect all permanent markdowns.

•	No later than seven days following the termination date, Footstar must remove from the remaining licensed footwear department all fixtures, furnishings, equipment and other property belonging to Footstar and surrender possession of all footwear departments premises in the same condition as received, ordinary wear and tear excepted.

•	With respect to any purchase of inventory by Kmart under the agreement, Kmart and Footstar each have the right to require an actual third party physical count and determination of the quantity and quality (i.e., damaged, unsaleable or seasonal inventory) of such inventory for purchase.

•	Under the agreement, Footstar is required to spend, in the aggregate and on an annual basis during the term of the agreement, a minimum of 10% of gross sales from the licensed footwear departments on salaries, payroll taxes, moving and travel expenses, worker’s compensation, incentives and other employee costs (“staffing costs”).

•	Under the agreement, Footstar is also obligated to pay a claim amount to Kmart equal to $11,000 per licensed footwear department for the 1,430 licensed footwear departments existing at the inception of the agreement (totaling $15,730,000). This claim obligation is waived upon certain conditions provided in the agreement, including the termination and expiration of the agreement at the scheduled termination date of December 31, 2008.

•	Footstar is required to keep accurate books and records necessary for computation of (i) the book value of any inventory purchased by Footstar for sale in the licensed footwear departments and for any inventory to be purchased by Kmart upon termination of the agreement, and (ii) the total amount expended by Footstar on staffing costs. These books and records are to be available for inspection by Kmart or its designated agent upon reasonable notice during the term of the agreement and for six months following the termination of the agreement.
•	Pursuant to the terms of the agreement, Footstar is obligated to indemnify Kmart with respect to, among other things, any failure by Footstar to pay when due taxes owed to any taxing authority or to file all necessary tax reports and documents. Kmart withholds from weekly sales remittances certain sales taxes and gross receipts taxes paid on Footstar’s behalf directly to the taxing authorities. Kmart also advances payroll costs for footwear department employees of Footstar, subject to reimbursement by Footstar, which may be set off against weekly sales remittances. Footstar’s and Kmart’s indemnification obligations under the agreement continue and survive following the termination date.
The above summary does not purport to be complete and is subject in its entirety to the terms of the Kmart Agreement (Exhibit 10.1 referenced in this Form 10-K) and to any modifications and adjustments as may be agreed to by the parties.
In connection with and as part of Footstar’s reorganization proceeding under the Bankruptcy Code, Kmart and Footstar had various significant disputes in connection with amounts owed and payable between the parties under the terms of the prior Kmart Agreement. In light of the significant adjustments and amounts payable in connection with the termination of the Kmart Agreement, including determinations as to purchase price to be paid by Kmart for inventory, there is no assurance that the parties will in all instances be able to resolve all remaining obligations to be satisfied and all amounts payable between them upon and in connection with the termination of this business.
Certain issues in winding-down our business
As our Kmart business winds down during 2008, we may encounter problems and other issues which may adversely impact our Kmart Agreement and our other business operations and our financial results.
We have been operating our business with Kmart for over forty years. The Kmart business currently accounts for substantially all of our net sales and net profits and is expected to terminate by no later than December 31, 2008. We could potentially encounter numerous problems and issues in winding down and terminating this business and all of our other operations, many of which may be beyond our control.
•	We could potentially have issues with our suppliers and other vendors which may be concerned with the pending termination of our business, and we could potentially encounter problems with merchandise production, shipments or quality;

•	We may encounter difficulty retaining or replacing our store personnel or administrative or management personnel;

•	In connection with scaling back and winding down our business in anticipation of the termination of the Kmart Agreement, we may likely incur cash and non-cash special charges in connection with exit activities, severance charges, and potential other charges or matters.
Our Rite-Aid business is currently expected to end at or about the end of 2008.
We currently anticipate that our business with Rite-Aid will not continue in any material respect following the end of 2008.
As we scale back our business operations we anticipate reducing our workforce.
As we wind-down our current business in connection with the termination of the Kmart business, we anticipate reducing our workforce at such times and to the level necessary to fulfill our Kmart Agreement and other obligations.
We do not currently expect to generate any material revenues or operating income as an independent company following the termination of our current business.
Following the termination of our Kmart Agreement, which we expect to occur by no later than December 31, 2008, we currently do not expect to own or manage any material revenue-producing assets and we will not generate any meaningful revenues. We will endeavor to operate the Company on a scaled back basis. However, we will continue to incur significant costs to maintain our ongoing administrative operations and continued corporate existence as well as costs to wind-down our business, without corresponding revenues.
If we are deemed to be an investment company after we wind-down our current businesses, we could be required to institute burdensome compliance requirements and our activities could be restricted, which could make it difficult to implement any future business opportunities.
In the period following termination of our Kmart business, in order not to be regulated as an investment company under the Investment Company Act of 1940, the Company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading investment securities, unless the Company can qualify for an exclusion.
We would seek to manage our activities in such a manner so as to avoid being subject to the Investment Company Act of 1940.
We likely will be unable to realize the benefits of our net operating loss carryforwards.
As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Deferred Tax Assets,” we currently have significant deferred tax assets resulting from net operating loss carryforwards. Our ability to use these tax benefits in future years depends upon the amount of our otherwise taxable income, among many other factors and conditions. We would lose the benefit of these net operating loss carryforwards in a plan of liquidation and dissolution as well as under many other circumstances.
Also, if we underwent an ownership change, we or a successor might be unable to use all or a significant portion of our net operating loss to offset taxable income. In order to avoid an adverse impact on our ability to utilize our net operating losses for federal income tax purposes, we had earlier amended our certificate of incorporation in February 2006 to include certain restrictions on the transfer of our stock when we emerged from bankruptcy. These restrictions were intended to prevent an ownership change within the meaning of Section 382 of the Internal Revenue Code from occurring. However, under our certificate of incorporation, these restrictions will expire no later than December 31, 2008. We can provide no assurances that an ownership change will not occur either before or after this expiration date, which may eliminate our ability to utilize our net operating losses.
For accounting purposes, we cannot currently conclude that it is more likely than not that certain deferred tax assets, including our net operating losses, will be realized and, as a result, we have recorded a non-cash valuation allowance equal to our net deferred tax asset.
Our executive officers may have interests that are different from the interests of other shareholders.
As our Board determines the best course to resolve our future in the interest of all shareholders, including a plan to liquidate and dissolve, our executive officers may have interests that are different from or in addition to those of our other shareholders. Each of our executive officers is subject to an employment agreement with the Company, the original term of which ends on December 31, 2008. Although the employment agreements may be automatically renewed for successive one-year terms, either the executive or the Company may elect to terminate employment at the expiration of the then current term of employment. Each of our executive officers would be entitled to significant severance compensation and other benefits upon any termination or constructive termination of employment without cause (including a termination in connection with any election by the Company not to renew the term of the employment agreement at the expiration of its original term or any renewal term or in connection with an acquisition or transfer of the business of the Company or certain other transfers of assets or stock or other transactions).
It is likely that at some point our executives may be terminated without cause or constructively terminated without cause due to the termination of the Kmart business. The employment of these officers would ultimately terminate as a part of any potential liquidation and dissolution.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
DERIVATIVES
As of December 29, 2007, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.
INTEREST RATES
Revolving loans under our Credit Facility bear interest at rates that are tied to the LIBOR and the prime rate and therefore our condensed consolidated financial statements could be exposed to changes in interest rates. Although we did incur short term borrowings under the Credit Facility as a result of our special cash distribution in the second quarter of fiscal 2007, which was repaid prior to June 30, 2007, the Company has not considered this exposure to be material. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. To the extent that we may borrow pursuant to our Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.
FOREIGN EXCHANGE
A significant percentage of the Company’s products are sourced or manufactured offshore, with China accounting for approximately 97% of all sources. Our offshore product sourcing and purchasing activities are currently, and have been historically, denominated in U.S. dollars, and, therefore, we do not currently have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.
Historically, China’s national currency, the Yuan, was pegged to the U.S. dollar at a fixed rate. However, in July 2005, the Chinese government revalued the Yuan allowing its value to now link to a trade-weighted basket of currencies. If the exchange rate of the Chinese Yuan were to continue increasing versus the U.S. dollar, the Company may experience higher product costs with regards to inventory purchased from China.

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
INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-3

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Selected Quarterly Data (See Note 27 to the Consolidated Financial Statements)	F-32

Schedule II — Valuation and Qualifying Accounts for the Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005	45

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our Chief Executive Officer and President and Chief Financial Officer — Senior Vice President, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and President and Chief Financial Officer — Senior Vice President concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of the Company’s Chief Executive Officer and President- (Principal Executive Officer) and Chief Financial Officer — Senior Vice President (Principal Financial Officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer and President and our Chief Financial Officer — Senior Vice President (Principal Financial Officer)) has concluded that, as of December 29, 2007, our internal control over financial reporting was effective at a reasonable assurance level.
The Company’s internal control over financial reporting as of December 29, 2007 has been audited by Amper Politziner & Mattia, PC, the independent registered public accounting firm which audited the financial statements in this Annual Report, as stated in their report which appears herein.
(c) Changes in Internal Control Over Financial Reporting
No changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Footstar, Inc.
We have audited Footstar, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 4, 2008 expressed an unqualified opinion.
/s/ Amper, Politziner & Mattia P.C.
March 4, 2008
Edison, New Jersey

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

BOARD OF DIRECTORS
The information required by this item with respect to our directors is incorporated herein by reference from the information under the caption “Election of Directors” which will be contained in the Company’s Proxy Statement in connection with the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).
EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information required by this item concerning executive officers is set forth in Item 1 of this Report under the caption “Executive Officers of the Registrant.”
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
CODE OF ETHICS
The information required by this item with respect to the Company’s code of ethics will be contained under the heading “Code of Business Conduct and Ethics” in the Proxy Statement and is incorporated herein by reference.
AUDIT COMMITTEE
The information regarding the Company’s audit committee and designated audit committee financial expert is set forth under the caption “Audit Committee” in the Proxy Statement and such information is incorporated by reference herein.
STOCKHOLDER RECOMMENDATIONS FOR DIRECTOR NOMINEES
The Company has adopted, as part of its Shareholder Communication Process, a procedure by which its stockholders may recommend director nominees. The information concerning this process is set forth under “Nominating and Governance Committee” in the Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION
The information relating to executive and director compensation is set forth under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report and not deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934 except only as many be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement and such information is incorporated by reference herein.
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	931,830	$13	1,579,413 (3)
Equity compensation plans not approved by security holders (2)	242,075	$26	1,649,169 (4)

Total	1,173,905	$15	3,228,582

(1)	1996 Non-Employee Director Stock Plan, 1996 Incentive Compensation Plan and 2006 Non-Employee Director Stock Plan

(2)	2000 Equity Incentive Plan.

(3)	The 1996 Incentive Compensation Plan includes 1,443,157 shares available for issuance other than upon the exercise of an option or other right. The 2006 Non-Executive Director Stock Plan includes 136,256 shares available for issuance other than upon the exercise of an option or other right.

(4)	The 2000 Equity Incentive Plan includes 1,649,169 shares available for issuance other than upon the exercise of an option or other right.
Our 2000 Equity Incentive Plan was adopted by the Board and became effective on March 10, 2000. The plan provides for grants of stock options and other stock based awards to our full-time employees other than to any individual who would be a named executive officer in the proxy statement to be filed with the SEC in connection with the annual meeting for the applicable year. Participants in the plan may be granted stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, or other stock based awards, performance awards or annual incentive awards. All stock option grants have an exercise price per share no less than the fair market value per share of common stock on the grant date and may have a term of no longer than ten years from grant date. For further information concerning the plan, see Note 18 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related party transactions is set forth under the caption “Transactions with Related Persons” in the Proxy Statement and such information is incorporated by reference herein.

The information regarding director independence is set forth under the captions “Board Independence and Composition,” “Audit Committee,” “Compensation Committee,” and “Nominating and Governance Committee” in the Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding the accounting fees and services provided by the Company’s independent registered public accounting firm (“independent accountant”) and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the independent accountant are set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements

The following financial statements are included within this report:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-3

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Selected Quarterly Data (see Note 27 to the Consolidated Financial Statements)	F-32
(a)(2) Schedule

The following schedule is included in Part IV of this report:	Page

Schedule II — Valuation and Qualifying Accounts for the Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005	45
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

Signature	Title	Date

/s/ JONATHAN M. COUCHMAN Jonathan M. Couchman	Chairman of the Board	March 12, 2008

/s/ JEFFREY A. SHEPARD Jeffrey A. Shepard	Chief Executive Officer and President	March 12, 2008

/s/ MICHAEL J. LYNCH Michael J. Lynch	Chief Financial Officer- Senior Vice President	March 12, 2008

/s/ CRAIG M. HAINES Craig M. Haines	Vice President-Controller and Principal Accounting Officer	March 12, 2008

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 12, 2008

/s/ ADAM W. FINERMAN Adam W. Finerman	Director	March 12, 2008

/s/ MICHAEL A. O’HARA Michael O’Hara	Director	March 12, 2008

/s/ ALAN I. WEINSTEIN Alan I. Weinstein	Director	March 12, 2008

/s/ ALAN KELLY Alan Kelly	Director	March 12, 2008

/s/ GERALD F. KELLY, JR. Gerald F. Kelly, Jr.	Director	March 12, 2008

/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 12, 2008

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts for the Fiscal Years ended
December 29, 2007, December 30, 2006 and December 31, 2005
(in millions)
Schedule II

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Fiscal Year	Expenses	Deductions(1)(2)	Fiscal Year

Fiscal Year Ended December 29, 2007
Allowance for Doubtful Accounts	$0.1	$—	$(0.1)	$—
Aged Inventory Reserve	$0.1	$1.0	$(0.2)	$0.9
Allowance for Sales Returns	$0.9	$0.3	$(0.3)	$0.9

Fiscal Year Ended December 30, 2006
Allowance for Doubtful Accounts	$1.0	$0.2	$(1.1)	$0.1
Aged Inventory Reserve	$0.1	$0.5	$(0.5)	$0.1
Allowance for Sales Returns	$0.8	$0.2	$(0.1)	$0.9

Fiscal Year Ended December 31, 2005
Allowance for Doubtful Accounts	$0.4	$1.0	$(0.4)	$1.0
Aged Inventory Reserve	$0.1	$0.3	$(0.3)	$0.1
Allowance for Sales Returns	$1.2	$0.5	$(0.9)	$0.8
This Schedule II reflects continuing operations only.

(1)	Deductions of allowance for doubtful accounts include write-offs, net of recoveries.

(2)	We determine the aged inventory reserve and allowance for sales returns as of the end of each reporting period. Accordingly, the above schedule reflects net additions (deductions) for each period, as applicable.

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
2.1	Joint Plan of Reorganization and related Disclosure Statement as filed with the United States Bankruptcy Court for the Southern District of New York (Case No. 04-22350(ASH)) on November 12, 2004 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 to Footstar, Inc.’s Form 8-K filed on November 15, 2004 and to Exhibit 2.1 to Footstar, Inc.’s Form 8-K filed on November 23, 2004).

2.2	First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code as filed with the Bankruptcy Court for the Southern District of New York (Case No. 04-22350 (ASH)) on November 30, 2005 and related Disclosure Statement (incorporated by reference to Exhibits 2.1 and 2.2 to Footstar, Inc.’s Current Report on Form 8-K filed on December 2, 2005 and to Exhibit 2.1 to Footstar, Inc.’s Current Report on Form 8-K filed on February 2, 2006).

3.1	Second Amended and Restated Certificate of Incorporation of Footstar, Inc. and Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibits 3.1 and 3.2 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).

3.2	Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.3 to Footstar Inc.’s Current Report on Form 8-K filed on February 7, 2006).

4.1	Rights Agreement, dated as of March 8, 1999, between Footstar, Inc. and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, which includes, as Exhibit A, the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.’s Form 8-A filed on March 9, 1999) and Amendment No. 1 to the Rights Agreement dated as of May 31, 2002, which includes as Exhibit C, the modified and amended Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to Footstar, Inc.’s Form 8-A/A filed on June 4, 2002).

10.1	Amended and Restated Master Agreement (the “Kmart Agreement”) dated as of August 24, 2005 by and between Kmart Corporation, Sears Holding Corporation as guarantor of payments to be made by Kmart Corporation and Footstar, Inc. (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on August 26, 2005).

10.2	1996 Incentive Compensation Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.3 to Footstar, Inc.’s Form 10/A Information Statement filed on September 13, 1996).*

10.2(a)	Form of Restricted Stock Agreement with Executive Officers (incorporated by

Exhibit
Number	DESCRIPTION
reference to Exhibit 10.2(a) to Footstar, Inc.’s Form 10-K/A filed on March 16, 2006).*

10.3(a)	Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).*

10.3(b)	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.3(b) to Footstar, Inc.’s Form 10-K/A filed on March 16, 2006).*

10.3(c)	1996 Non-Employee Director Stock Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.4 to Footstar, Inc.’s Form 10/A Information Statement filed on September 13, 1996).*

10.4(a)	Employment Agreement with Jeffrey Shepard dated as of October 28, 2005 (incorporated by reference to Exhibit 10.1 of Footstar Inc.’s Current Report on Form 8-K filed on November 3, 2005).*

10.4(b)	Confidentiality and Non-Competition Agreement with Jeffrey Shepard (incorporated by reference to Exhibit 10.5(h) of Footstar, Inc.’s 2003 Annual Report on Form 10-K filed on April 8, 2005).*

10.4(c)	Employment Agreement with William Lenich dated as of December 16, 2005 (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.4(d)	Employment Agreement with Dennis M. Lee dated as of December 16, 2005 (incorporated by reference to Exhibit 10.2 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.4(e)	Employment Agreement with Michael J. Lynch dated as of December 16, 2005 (incorporated by reference to Exhibit 10.3 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.4(f)	Employment Agreement with Randall Proffitt dated as of December 16, 2005 (incorporated by reference to Exhibit 10.4 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.4(g)	Employment Agreement with Maureen Richards dated as of December 16, 2005 (incorporated by reference to Exhibit 10.5 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.4(h)	Footstar, Inc. Senior Executive Base Salary Review (incorporated by reference to Item 1.01 of Footstar, Inc.’s Current Report on Form 8-K filed on March 24, 2006).*

Exhibit
Number	DESCRIPTION
10.4(i)	Employment Agreement, by and between Craig Haines and Footstar, Inc., dated as of December 30, 2005 (incorporated by reference to Footstar, Inc.’s Current Report on Form 8-K filed on March 24, 2006).*

10.4(j)	Compensatory arrangement between Mr. George A. Sywassink and Footstar, Inc., in connection with Mr. Sywassink’s resignation effective March 26, 2007 (incorporated by reference to Item 5.02 of Footstar, Inc.’s Current Report on Form 8-K filed on March 29, 2007).*

10.5	Footstar, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Footstar, Inc.’s 1996 Annual Report on Form 10-K filed on March 28, 1997, Reg. No. 001-11681).*

10.6(a)	Supplemental Retirement Plan for Footstar, Inc., as Amended and Restated effective on June 19, 2002 (incorporated by reference to Exhibit 10.9(a) to Footstar, Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2002, Reg. No. 001-11681).*

10.7(a)	2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Footstar, Inc.’s 1999 Annual Report on Form 10-K filed on March 31, 2000, Reg. No. 001-11681). *

10.7(b)	Performance Criteria under the Company’s Annual Incentive Plan (incorporated by reference to Footstar, Inc.’s Current Report on From 8-K filed on March 8, 2006).*

10.8	Amended and Restated Exit Credit Agreement dated as of February 7, 2006 among Footstar, Inc., as Lead Borrower for Footstar, Inc., and Footstar Corporation, the Lenders party thereto; Bank of America, N.A., as Administrative Agent, Swingline Lender and Collateral Agent; and General Electric Capital Corporation as Syndication Agent (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on February 13, 2006).

10.9	Third Amendment dated as of June 25, 2007 to the Receiving, Warehousing and Physical Distribution Services Agreement dated as of July 8, 2004, as amended by First Amendment to Warehousing and Physical Distribution Services Agreement dated as of July 19, 2004 and a letter agreement dated January 7, 2005 by and between Footstar Corporation and FMI International LLC. (incorporated by reference to Exhibit 10.2 to Footstar, Inc.’s Quarterly Report on Form 10-Q filed on August 09, 2007).

10.10	Receiving, Warehousing and Physical Distribution Services Agreement dated as of July 8, 2004 by and between Footstar Corporation and FMI International LLC, as amended by First Amendment to Warehousing and Physical Distribution Services Agreement dated as of July 19, 2004 (incorporated by reference to Exhibits 99.2 and 99.3 to Footstar, Inc.’s Current Report on Form 8-K filed on August 5, 2004).

21.1	Subsidiaries of Footstar, Inc.

Exhibit
Number	DESCRIPTION
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer — Senior Vice President (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-3

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II — Valuation and Qualifying Accounts for the Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005	45 (Part IV, Item 15(a)(2))

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Footstar, Inc.:
We have audited the consolidated balance sheets of Footstar, Inc. and its subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the accompanying consolidated financial statements, the Company’s Kmart Agreement is scheduled to expire by its terms on December 31, 2008 and all operations with respect to the Kmart business, which represents substantially all the Company’s net sales and income, will cease.
As discussed in Note 16 to the consolidated financial statements, in 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of the internal control over financial reporting of Footstar, Inc. and Subsidiaries as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2008 expressed an unqualified opinion.
We have also audited the consolidated financial statement schedule listed in the index at Item 15(a), Schedule II for each of the three years in the period ended December 29, 2007. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects information set forth therein.
Amper, Politziner and Mattia, P.C.
Edison, New Jersey
March 4, 2008

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	For the Fiscal Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005

Net sales	$637.0	$666.7	$715.4
Cost of sales	427.4	452.1	490.4

Gross profit	209.6	214.6	225.0
Store operating, selling, general and administrative expenses	148.6	160.6	183.1
Depreciation and amortization	8.1	8.8	7.7
Other income	(0.6)	—	—
Interest expense	1.2	1.6	4.6
Interest income	(2.6)	(3.8)	—

Income before reorganization items, income taxes and discontinued operations	54.9	47.4	29.6

Reorganization items	—	—	(14.6)

Income before income taxes and discontinued operations	54.9	47.4	15.0
Provision for income taxes	(2.1)	(1.4)	(4.2)

Income before discontinued operations	52.8	46.0	10.8

Income from continuing operations	52.8	46.0	10.8
(Loss) income from discontinued operations, net of tax	(0.8)	(0.8)	4.7
Gain from disposal of discontinued operations, net of tax	—	0.1	8.9

Net income	$52.0	$45.3	$24.4

Average common shares outstanding
Basic	20.7	20.6	20.5
Diluted	21.0	20.8	20.5

Income (loss) per share:
Basic:
Income from continuing operations	$2.56	$2.23	$0.53
(Loss) income from discontinued operations	(0.04)	(0.03)	0.66

Net income	$2.52	$2.20	$1.19
Diluted:
Income from continuing operations	$2.52	$2.21	$0.53
(Loss) income from discontinued operations	(0.04)	(0.03)	0.66

Net income	$2.48	$2.18	$1.19

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(in millions, except share amounts)

	December 29, 2007	December 30, 2006

Assets

Current assets:
Cash and cash equivalents	$53.8	$101.3
Accounts receivable, net	11.4	10.6
Inventories	86.7	92.0
Prepaid expenses and other current assets	4.4	7.9

Total current assets	156.3	211.8
Property and equipment, net	20.7	25.2
Intangible assets, net	3.3	6.7
Deferred charges and other noncurrent assets	1.3	1.6

Total assets	$181.6	$245.3

Liabilities and Shareholders’ Equity

Current liabilities:
Liabilities not subject to compromise
Accounts payable	$48.0	$50.0
Accrued expenses	20.7	27.6
Amount due under Kmart Settlement	5.1	—
Income taxes payable	1.2	0.9
Liabilities related to discontinued operations	0.9	2.3
Liabilities subject to compromise	0.5	1.2

Total current liabilities	76.4	82.0
Other long-term liabilities	26.1	26.6
Amount due under Kmart Settlement	—	5.2

Total liabilities	102.5	113.8

Shareholders’ equity:
Common stock $.01 par value: 100,000,000 shares Authorized 31,836,762 and 31,634,242 shares issued	0.3	0.3
Additional paid-in capital	328.9	343.7
Treasury stock: 10,711,569 shares, at cost	(310.6)	(310.6)
Retained earnings	51.7	88.6
Accumulated other comprehensive income	8.8	9.5

Total shareholders’ equity	79.1	131.5

Total liabilities and shareholders’ equity	$181.6	$245.3

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in millions, except share amounts)

								Accum.
								Other
					Add’l	Unearned		Compre-
	Common Stock		Treasury Stock		Paid-in	Compen-	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	sation	Earnings	Income(Loss)	Total

Balance as of January 1, 2005	31,018,065	$0.3	10,711,569	$(310.6)	$343.1.	$(0.4)	$18.9	$—	$51.3
Comprehensive income:
Net income	—	—	—	—	—	—	24.4	—	24.4
Total comprehensive income									24.4

Common stock incentive plans	66,582	—	—	—	(0.5)	0.3	—	—	(0.2)

Balance as of December 31, 2005	31,084,647	$0.3	10,711,569	$(310.6)	$342.6	$(0.1)	$43.3	$—	$75.5
Comprehensive income:
Net income	—	—	—	—	—	—	45.3	—	45.3

Total comprehensive income									45.3
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	9.5	9.5
Common stock incentive plans	549,595	—	—	—	1.1	0.1	—	—	1.2

Balance as of December 31, 2006	31,634,242	$0.3	10,711,569	$(310.6)	$343.7	$—	$88.6	$9.5	$131.5
Comprehensive income:
Net income							52.0		52.0
Defined benefit plans, net of tax (see notes 20 and 21):
Amortization of prior service credit	—	—	—	—	—	—	—	(1.4)	(1.4)
Net gain								0.7	0.7

Total comprehensive income									51.3
Effect of changing the SERP measurement date pursuant to FASB Statement No. 158:
Service and interest cost for December 1- December 29, 2007, net of tax	—	—	—	—	—	—	(0.1)	—	(0.1)
Special cash distribution	—	—	—	—	(16.0)	—	(88.8)	—	(104.8)
Common stock incentive plans	202,520	—	—	—	1.2	—	—	—	1.2

Balance as of December 29, 2007	31,836,762	$0.3	10,711,569	$(310.6)	$328.9	$—	$51.7	$8.8	$79.1

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(in millions)

	December 29,	December 30,	December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$52.0	$45.3	$24.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	0.8	0.7	(13.6)
Depreciation and amortization	8.1	8.8	7.7
Deferred income taxes	—	—	2.9
Stock incentive plans	1.2	1.3	(0.2)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(0.8)	(1.8)	13.3
Decrease (increase) in inventories	5.4	(2.9)	9.8
Decrease in prepaid expenses and other assets	3.8	14.0	9.8
Decrease in accounts payable, accrued expenses and amount due under Kmart Settlement	(9.4)	(56.1)	(38.4)
Increase (decrease) in income taxes payable and other long-term liabilities	(0.7)	(3.9)	(5.5)

Net cash provided by operating activities	60.4	5.4	10.2

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(0.3)	(1.9)	(1.4)
Proceeds from the sale of assets included in reorganization items	—	—	0.6
Proceeds from sale of the Athletic Segment	—	—	6.3

Net cash (used in) provided by investing activities	(0.3)	(1.9)	5.5

Cash flows used in financing activities:
Special cash distribution paid	(104.8)	—	—
Payments on mortgage note	(1.1)	(1.0)	(1.8)

Net cash used in financing activities	(105.9)	(1.0)	(1.8)

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued activities	(1.7)	(97.3)	(7.4)

Net decrease in cash — discontinued operations	(1.7)	(97.3)	(7.4)

Net (decrease) increase in cash and cash equivalents	(47.5)	(94.8)	6.5

Cash and cash equivalents, beginning of year	101.3	196.1	189.6
Cash and cash equivalents, end of year	$53.8	$101.3	$196.1

     See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
1. Nature of Company
Footstar, Inc., (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operates its businesses through its subsidiaries. We are principally a retailer selling family footwear through licensed footwear departments and wholesale arrangements.
The business relationship between the Company and Kmart is extremely important to us. The licensed footwear departments in Kmart comprise substantially all of our sales and profits. On August 24, 2005, the Company and Kmart entered into an agreement (the “Kmart Settlement”, or “Kmart Agreement”) with respect to the assumption, interpretation and amendment of the Master Agreement, which formerly governed our arrangement with Kmart.
The Kmart Agreement, pursuant to which we operate these footwear departments, is scheduled to expire by its terms at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement), at which time Kmart has agreed to purchase the inventory in our Kmart footwear departments. Because we have not identified, and we do not believe we will identify, a course of action to offset this Kmart business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders. See Note 5, “Relationship with Kmart” for further discussion on our relationship with Kmart and Kmart’s obligation to purchase our inventory (excluding worn, damaged and seasonal inventory, as defined in the agreement).
Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court (“Court”).
On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company’s assets was greater than its post petition liabilities and allowed claims.
2. Summary of Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of all subsidiary companies. Intercompany balances and transactions between the entities have been eliminated.
For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.
Basis of Presentation
Our financial statements have been prepared in accordance with the provisions of SOP 90-7. Pursuant

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
to SOP 90-7, our pre-petition liabilities that were subject to compromise are reported separately in the accompanying balance sheet as an estimate of the amount that will ultimately be allowed by the Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items (see Note 12 “Liabilities Subject to Compromise” and Note 17 “Reorganization Items”).
Fiscal Years
The accompanying financial statements include our consolidated results of operations, assets and liabilities for the 52-week fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.
Use of Estimates in Preparation of Financial Statements
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates, which may be impacted by management’s estimates and assumptions, are discussed in these notes and include the valuation and aging of inventory and shrink reserve, the impairment of long-lived assets, insurance liabilities, the valuation of deferred taxes and the valuation of retiree medical benefits.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value.
Merchandise Inventories and Cost of Sales
Inventories are finished goods, consisting of merchandise purchased from domestic and foreign vendors, and are carried at the lower of cost or market value, determined by the retail inventory method on a first-in, first-out (“FIFO”) basis. The retail inventory method is commonly used by retail companies to value inventories at cost by applying a cost-to-retail percentage to the retail value of inventories. The retail inventory method is a system of averages that requires management’s estimates and assumptions regarding initial mark-ons, mark-ups, markdowns and shrink, among others and, as such, could result in distortions of inventory amounts. The cost of inventories includes the cost of merchandise, freight-in, duties, royalties and related fees and the cost of our merchandise sourcing operations. Cost of sales is comprised of the cost of merchandise, warehousing and delivery costs, inventory shrinkage, rent and buying/merchandising costs.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed on a straight-line basis, generally over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Capitalized software costs are amortized on a straight-line basis over their estimated useful lives. During fiscal 2005, the useful lives of all fixed assets, except for land and building and improvements, were revised so that the fixed assets will be fully depreciated as of December 2008 to coincide with the scheduled expiration of our contract with

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
Kmart (see Note 5 “Relationship with Kmart”).
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
Other Intangible Assets
Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”) requires that intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if impairment indicators arise in accordance with the provisions of Statement No. 142 (see Note 10 “Other Intangible Assets”). Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with definite useful lives are reviewed for impairment in accordance with Statement No. 144. The costs of these intangibles are amortized on a straight-line basis over their estimated useful lives and will be fully amortized as of December 2008 to coincide with the scheduled expiration of our contract with Kmart (see Note 5 “ Relationship with Kmart”).
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
Advertising Costs
Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs are recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and were $2.8 million, $3.0 million and $3.0 million in 2007, 2006, and 2005, respectively.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
Income Taxes
Effective December 31, 2006 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the adoption date of December 31, 2006 and also as of December 29, 2007, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Condensed Consolidated Statements of Operations. The amount of interest and penalties for the year ended December 29, 2007 was insignificant. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
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
As of December 29, 2007 we have recorded a net deferred tax asset of $67.4 million and a related valuation allowance of $67.4 million. In connection with the preparation of our fiscal years 2007, 2006 and 2005 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and anticipated liquidation of our Kmart business (which accounts for substantially all of our net sales and net profits) by no later than the end of 2008. For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset (see Note 16 “Income Taxes”).
Postretirement Benefits
We provide a defined benefit health care plan for substantially all retirees who meet certain eligibility requirements, including current active full-time associates who had a minimum of 10 years of service as of December 31, 1992 and work up to age 60. As of December 29, 2007, the Company had $0.9 million, $13.8 million and $8.4 million included in accrued expense, other long-term liabilities and accumulated other comprehensive income, respectively, relating to the postretirement benefits on our consolidated balance sheet. As of December 30, 2006, the Company had $0.9 million, $14.1 million and $9.6 million included in accrued expenses, other long-term liabilities and accumulated other comprehensive income, respectively, relating to postretirement benefits on our consolidated balance sheet. The annual cost of postretirement benefits is funded as it arises and the cost is recognized over an employee’s term of service to us (see Note 20 “Postretirement Benefits”).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
Insurance Liabilities
We are primarily self-insured for health care costs. We were self-insured for workers’ compensation insurance for fiscal 2004 and prior. Our health care and workers’ compensation (fiscal 2004 and prior) have a deductible of $250,000, property insurance with deductibles ranging between $25,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, including medical, postretirement benefits and workers’ compensation, provisions are made for our actuarially determined estimates of discounted future claim costs for such risks. Commencing in 2005, the Company is no longer self-insured for workers’ compensation insurance and we maintained workers’ compensation insurance with no deductible. Commencing January 1, 2008, the Company entered into premium based health care programs and therefore is no longer self-insured for health care costs.
Stock-Based Compensation Plans
Prior to January 1, 2006, the Company accounted for share-based employee compensation under the provisions of Statement 123 using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB No. 25”), Accounting for Stock Issued to Employees and related interpretations. Under the intrinsic value method, no compensation expense was recognized for stock options, as the exercise price of the employee stock options equaled the market value of the Company’s stock on the date of grant.
The following table illustrates the effect on net income and income per share amounts if we had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation during fiscal year 2005 (in millions, except per share amounts):

2005
Net income:
Reported	$24.4
Add: Non-cash employee compensation, as reported	(0.1)
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1.1)

Pro forma net income	$23.2

Earnings per share:
Basic and Diluted:
Reported	$1.19
Pro forma	$1.13
Total compensation cost for share-based payment arrangements recognized in income was $1.2 million, $1.3 million and $(0.1) million for fiscal 2007, 2006 and 2005, respectively. There were no options granted during fiscal years 2007, 2006 and 2005. The fair value of each option outstanding was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Expected volatility	46.4%
Expected life in years	6.0
Risk-free interest rate	5.3%
Assumed forfeiture rate	—

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
On January 1, 2006, we adopted the provisions of Statement No. 123 (R) “Share-Based Payment” and began recognizing stock-option based compensation expense in our consolidated statement of income using the fair value based method. Because we adopted Statement No. 123 (R) on a modified-prospective basis, financial statements for 2005 have not been restated. Under the modified-prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006. Prior amounts have not been restated.
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

	2007	2006	2005

Average shares outstanding	20.6	20.5	20.3
Average contingently issuable shares (1)	0.1	0.1	0.2

Average shares outstanding — basic	20.7	20.6	20.5

Average shares outstanding — diluted (2)	21.0	20.8	20.5

(1)	Represents shares earned under our stock incentive plans.

(2)	The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been antidilutive, totaled 472,435 at December 29, 2007, 513,275 at December 30, 2006 and 972,065 at January 1, 2005.
Fair Value of Financial Instruments
Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The carrying value of the mortgage, which approximated fair value, was $3.2 million and $4.3 million as of December 29, 2007 and December 30, 2006, respectively.
3. Discontinued Operations
During 2007, the Company received notification that its potential obligations with respect to an environmental remediation project has increased by $0.8 million, net of taxes. The environmental remediation project relates to a landfill that has been designated as a superfund site which was used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. As such, the accounting for the additional obligation has been recorded in Discontinued Operations in the current

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
period. The total potential obligation accrued as of December 29, 2007 was $1.6 million and is included in other long term liabilities.
Net sales, operating income (loss), interest expense and gain (loss) from discontinued operations for the year ended December 29, 2007 were as follows (in millions):

2007
Net sales	$—

Operating loss from discontinued operations	(0.8)

Interest expense	—
Provision for income taxes	—

Loss from discontinued operations	$(0.8)

In 2004, the sale of certain Footaction stores to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, which comprised the Athletic Segment, has been accounted for as discontinued operations. Our financial statements reflect the Athletic Segment as discontinued operations for all periods presented.
Net sales, operating (loss) income, interest expense, provision for income taxes and (loss) income from our Athletic Segment for 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Net sales	$—	$—	$—
Operating (loss) income from discontinued operations	—	(0.2)	10.9
Interest expense	—	(0.7)	(5.8)
Provision for income taxes	—	—	—
(Loss) income from discontinued operations	$—	$(0.9)	$5.1
During 2005, we reconciled our pre-petition liabilities (see Note 12 “Liabilities Subject to Compromise”) to our actual claims payments along with estimated future claim payments and recorded a reduction of pre-petition liabilities resulting in a gain from disposal of the Athletic Segment of $8.0 million before taxes and income from operations of discontinued operations of $9.2 before taxes. Approximately $5.3 million before taxes of the gain from disposal of the Athletic Segment related to Athletic leases which were assigned to third parties who assumed all rights and obligations relating to such leases. Approximately $2.4 million before taxes related to Athletic segment landlords mitigating the damages incurred by the initial rejection of the lease. The balance related to reductions to amounts claimed resulting from negotiations between the Company and its creditors. The Company recorded interest expense before taxes related to pre-petition liabilities of discontinued operations of $0 million, $0.7 million and $5.8 million in fiscal years 2007, 2006 and 2005, respectively, which represents interest on liabilities subject to compromise in which the Company paid upon emergence from bankruptcy on February 7, 2006.
In the initial stages of the Chapter 11 cases in 2004, we decided to streamline our Meldisco business by selling or exiting selected stores. As a result, we sold or liquidated all of our Shoe Zone stores. We also exited the footwear departments in 44 Gordmans stores and the footwear departments in 87 stores operated by Federated. As we determined that the disposition of these stores met the requirements of

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for these stores have been accounted for as discontinued operations.
Net sales, operating income (loss), interest expense, provision for income taxes and loss from Shoe Zone, Gordmans and Federated for 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005
Net sales	$—	$—	$—
Operating income (loss) from discontinued operations	—	0.1	(0.2)
Interest expense	—	—	(0.1)
Provision for income taxes	—	—	(0.1)
Income (loss) from discontinued operations	$—	$0.1	$(0.4)
In addition, we applied the provisions of SFAS No. 144 to the stores closed by Kmart during 2007, 2006 and 2005 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.
4. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States (“GAAP”), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In November, 2007 the FASB agreed to defer for one year the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.
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
5. Relationship with Kmart
We operated the footwear departments in 1,388 Kmart stores (the “Shoemart Corporations”) as of December 29, 2007. The business relationship with Kmart is extremely important to us. The loss of this operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us.
On August 24, 2005, the Company and Kmart entered into the Kmart Settlement which governs the structure of our existing relationship with Kmart. The Kmart Agreement extinguished Kmart’s 49% equity interests in the Shoemart Corporations and fixed the cure amount with respect to our assumption of the Master Agreement at $45 million.
The Kmart licensed footwear departments account for approximately 96%, 95% and 93% of our sales

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
in fiscal 2007, 2006 and 2005, respectively.
As set forth in the Kmart Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Agreement. Such fees were $122.4 million, $125.9 million and $131.3 million for fiscal 2007, 2006 and 2005, respectively. As of December 29, 2007 and December 30, 2006, we had outstanding accounts receivable due from Kmart of $9.0 million and $7.9 million respectively, which were subsequently collected in January 2008 and January 2007, respectively.
The Kmart Agreement governs our relationship with Kmart and is scheduled to expire at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement) at which time Kmart is obligated to purchase all our inventory relating to the footwear departments at Kmart (but not our brands) at book value, as defined by the parties. Because we have not identified, and we do not believe we will identify, a course of action to offset this business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissoluiton to our shareholders. The Kmart Agreement provides that we pay Kmart 14.625% of the gross sales of the footwear departments and a miscellaneous expense fee of $23,500 each year per open store.
We and Kmart each have the right to terminate the Kmart Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Fifty-five stores have been closed or converted from August 25, 2005 through February 23, 2008. We also have the unilateral right to terminate the Kmart Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since August 2005, the gross sales of the footwear departments in any four consecutive fiscal quarters have ranged from $614.2 million to $650.7 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.
Pursuant to the Kmart Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate footwear departments in up to 456 Kmart stores during the remaining term of the Kmart Agreement by disposing of, closing or converting those stores. As of December 29, 2007, Kmart could dispose of, close or convert 456 stores during 2008 without paying us a stipulated loss value. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined by the parties) at book value, as defined by the parties. In addition, to the extent Kmart exceeds the 456 store aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $20,000 for terminations occurring in 2008. If the entire Kmart Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.
The Kmart Agreement sets forth the parties’ obligations with respect to staffing and advertising. Specifically, we must spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, for the stores and we must schedule the staffing in each store at a minimum of 40 hours per

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
week. In addition, Kmart is required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.
Kmart has a claim against us in the amount of $11,000 for each store that was an existing store on August 25, 2005, which is generally payable by us to Kmart at the time a store is disposed of, closed or converted to another retail format in accordance with the store limitation described above. However, upon the expiration of the Kmart Agreement or upon early termination of that agreement other than as a result of our breach, all such claims not yet due and payable will be waived for any remaining stores. If the Kmart Agreement is terminated as a result of our breach, such claims for remaining stores will not be waived and will become immediately due and payable.
6.	Accounts Receivable
      Accounts receivable consisted of the following (in millions):

	2007	2006

Due from Kmart	$9.0	$7.9
Other — primarily trade	2.4	2.8

	11.4	10.7
Less: Allowance for doubtful accounts	—	0.1

Total	$11.4	$10.6

7.	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets consisted of the following (in millions):

	2007	2006

Income tax refund receivable and other prepaid taxes	$0.5	$4.7
Other	3.9	3.2

Total	$4.4	$7.9

8.	Liabilities Related to Discontinued Operations
Liabilities related to discontinued operations as of December 29, 2007 and December 30, 2006 consisted of the following (in millions). See Note 3 “Discontinued Operations” and Note 12 “Liabilities Subject to Compromise” for a further discussion of Athletic Segment liabilities.

	2007	2006
Liabilities
Accrued expenses	$0.9	$2.3

	$0.9	$2.3

9.	Property and Equipment
      Property and equipment consisted of the following (in millions):

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements

	Original useful lives (in yrs.)	2007	2006

Land		$3.2	$3.2
Buildings and improvements	10-40	20.3	20.3
Computer hardware and software, equipment and furniture	3-10	38.4	56.3
Leasehold improvements	6	0.1	0.1
Other		—	0.2

		62.0	80.1

Less: Accumulated depreciation		41.3	54.9

Total		$20.7	$25.2

As a result of the scheduled expiration of the Kmart Agreement on December 31, 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement), the useful lives of all fixed assets, except for land and building and improvements, have been reduced so that our fixed assets will be fully depreciated as of December 2008. The effect of this change in estimate in 2005 resulted in a decrease to net income from continuing operations of $0.5 million and a decrease to basic and diluted earnings per share of $0.02.
Depreciation expense was $4.8 million, $5.4 million and $7.3 million in 2007, 2006 and 2005, respectively.
10.	Other Intangible Assets
FASB Statement No. 142 requires that intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment annually or more frequently if impairment indicators arise. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.
During fiscal year 2005, we evaluated the fair value of our intangible assets and determined that as a result of the expected termination of the Kmart agreement on December 31, 2008, the useful life of a trade name with a net book value of $9.9 million that had been determined in prior years to have an indefinite useful life, be reduced so that the trade name will be fully amortized as of December 31, 2008.
As of December 29, 2007 and December 30, 2006, the Company had trade names with a gross carrying amount of $11.3 million. The accumulated amortization associated with these trade names was $8.0 million and $4.7 million at December 29, 2007 and December 30, 2006, respectively. Amortization expense for fiscal 2007, 2006 and 2005 was $3.3 million, $3.3 million and $0.3 million, respectively. The projected amortization expense relating to intangible assets for the next fiscal year is $3.3 million.
11.	Accrued Expenses
Accrued expenses consisted of the following (in millions):

	2007	2006

Taxes other than federal income taxes	$0.6	$3.9
Salaries and bonus	7.7	7.7
Other — individually not in excess of 5%	12.4	16.0

Total	$20.7	$27.6

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
12.	Liabilities Subject to Compromise
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
Liabilities subject to compromise as of December 29, 2007 and December 30, 2006 consisted of the following (in millions):

	2007		2006
Accrued expenses	$0.5		$1.2

Total	$0.5	(a)	$1.2	(a)

(a)	Includes approximately $0 million and $0.3 million of discontinued operations liabilities subject to compromise at December 29, 2007 and December 30, 2006, respectively.
13.	Credit Facility
We maintain a $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit). The amount we may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the prime rate plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 or thirty days prior to the termination of the Kmart Agreement.
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
The Credit Facility also includes representations and warranties, that, on an ongoing basis, there are no material adverse events affecting our business, operations, property, assets, or condition and that the Kmart Agreement is in full force and effect and not in default. A failure by us to satisfy any of the covenants, representations or warranties would result in default or other adverse impact under the Credit Facility.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
As of December 29, 2007, the Company had no loans outstanding under the Credit Facility, standby letters of credit totaling $8.1 million and $60.4 million available for additional borrowings under the Credit Facility.
14.	Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in millions):

	2007	2006

Employee benefit costs	$20.8	$20.4
Other	5.3	6.2

Total	$26.1	$26.6

Our postretirement benefits plan and supplemental executive retirement plan are included in employee benefit costs. See Note 20 “Postretirement Benefits” and Note 21 “Supplemental Executive Retirement Plan”.
In connection with our purchase of the Meldisco headquarters building in Mahwah, New Jersey, in September 2000, we assumed a 10-year term mortgage, of which $3.2 million and $4.3 million were outstanding as of December 29, 2007 and December 30, 2006, respectively. As of December 29, 2007, $2.0 million of the mortgage is included in long term liabilities and $1.2 million is included in accrued expenses. Under the terms of the mortgage agreement, we are required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be repaid.
The mortgage bears a fixed annual rate of interest of 8.08%. As of December 29, 2007, the future principal payments under the mortgage are as follows:

2008	$1.2
2009	1.3
2010	0.7
15.	Leases
We lease office facilities through operating leases with remaining lease terms ranging from approximately one to three years. We also lease automobiles, computer hardware and various equipment for shorter periods. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended December 29, 2007 was as follows (in millions):

	2007	2006	2005

Minimum rentals	$1.2	$1.6	$3.2
Percentage rentals	92.3	95.8	100.1

Total	$93.5	$97.4	$103.3

Percentage rentals represent rent paid to licensors.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
As of December 29, 2007, the future minimum rental payments under operating leases were as follows (in millions):

2008	$1.2
2009	0.3
16.	Income Taxes
The provision for income taxes was comprised of the following (in millions):

	2007	2006	2005

Federal	$1.1	$0.1	$3.3
State	1.0	1.3	0.9

Total	$2.1	$1.4	$4.2

Included in the consolidated provision for income taxes are net deferred tax provision of $0 million, $0 million and $2.7 million for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. There was no provision for income taxes relating to discontinued operations in 2007, 2006 and 2005, due to the elimination of the valuation allowance for the reversal of temporary differences and the utilization of net operating loss carryforwards.
Income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

	2007	2006	2005

Computed “expected” income tax expense (benefit)	$19.3	$16.6	$5.3
Increases (decreases) in income taxes resulting from:
State income taxes, net of federal tax benefit	0.7	0.8	0.6
51% owned subsidiaries	—	—	2.6
Other	2.4	1.0	0.3
Valuation allowance	(20.3)	(17.0)	(4.6)

Net income tax expense	$2.1	$1.4	$4.2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax asset and liabilities for the 2007 and 2006 fiscal years were as follows (in millions):

	2007	2006

Deferred tax assets:
Kmart Settlement Agreement	$1.7	$3.5
Restructuring reserves	0.6	0.3
Inventories	5.9	5.9
Postretirement benefits	6.2	5.8
Employee benefits	4.9	4.3
NOL carryforward	40.3	62.6
Intangible assets	6.0	5.6
Tax credit carryforward	1.1	—
Other	0.7	0.8

Total gross deferred tax assets	67.4	88.8
Less valuation allowance	(67.4)	(87.7)

Total deferred tax assets	—	1.1

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements

	2007	2006
Deferred tax liabilities:
Property and equipment	—	(1.1)

Net deferred tax assets	$—	$—

As of December 29, 2007, we had $1.1 million of Federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and we have net operating loss carry forwards for federal income tax purposes of approximately $104.6 million which, if not utilized, will begin expiring for federal purposes in 2025 and began expiring in 2006 for state income tax purposes. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.
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
As of December 29, 2007 we have recorded a net deferred tax asset of $67.4 million and a related valuation allowance of $67.4 million. In connection with the preparation of our fiscal years 2007, 2006 and 2005 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and anticipated liquidation of our Kmart business no later than the end of 2008. For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.
During fiscal years 2007, 2006 and 2005, the Company recorded a reduction of the valuation allowance of $20.3 million, $22.1 million and $6.4 million, respectively. Due to the Kmart Settlement, all Shoemart Corporations are included in our consolidated income tax returns and, therefore, a full valuation was provided against the related net deferred tax asset.
17.	Reorganization Items
Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Store and distribution center closing and related asset impairment costs	$—	$—	$0.1
Professional fees	—	1.5	18.5
Trustee fees	—	0.1	3.1
Gain on disposition of bankruptcy claims	—	(0.9)	(1.5)
Interest income	—	(0.7)	(5.6)

Total	$—	$—	$14.6

The disposition of bankruptcy claims (see Note 12 “Liabilities Subject to Compromise”) resulted in $0.9 million and $1.5 million in income from continuing operations in fiscal 2006 and 2005, respectively.
SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
included as a reorganization item. During fiscal 2006 and 2005, interest income of $0.7 million and $5.6 million, respectively, was earned on cash that would otherwise have been used to pay such pre-petition liabilities.
18.	Share-Based Compensation Plans
On January 1, 2006, we adopted Statement No. 123(R) (“FAS 123R”), “Share-Based Payment,” using the modified-prospective transition method described in the statement, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, we are required to recognize compensation expense for (i) all awards granted after the adoption date, and (ii) the unvested portion of previously granted options that remain outstanding as of the adoption date.
Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB No. 25 and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.
Our stock incentive plans include the shareholder-approved 1996 Incentive Compensation Plan (the “1996 Plan”) and the shareholder-approved 1996 Non-Employee Director Stock Plan (the “Director Plan”) and the non-shareholder-approved 2000 Equity Incentive Plan (the “2000 Plan”), which is to be used exclusively for non-executive officers of the Company and the non-shareholder-approved 2006 Non-Employee Director Stock Plan (the “2006 Director Stock Plan”). Under the 1996 Plan, a maximum of 3,100,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. Under the 2000 Plan, a maximum of 2,000,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards. A total of 200,000 shares of our common stock were reserved for issuance under the Director Plan. The total number of shares of common stock reserved and available for delivery under the 2006 Director Stock Plan is 458,044 shares. The number of shares of common stock available under such plans is subject to adjustment for recapitalization, merger, and other similar events.
Under both the 1996 Plan and the 2000 Plan, employee stock options may not be awarded with an exercise price less than fair market value on the date of grant. Generally, options are exercisable in installments of 20 percent beginning one year from date of grant and expire ten years after the grant date, provided the optionee continues to be employed by us.
We may grant deferred restricted stock units under both the 1996 Plan and the 2000 Plan. Deferred restricted stock units were granted to certain officers and key employees. Deferred restricted stock units vest generally five years from date of grant, provided the executive continues to be employed by us. Certain restricted stock units provide for vesting upon termination of employment with the Company under certain conditions.
We may also grant performance-based stock awards under both the 1996 Plan and the 2000 Plan. Performance-based stock awards include the granting of deferred stock units, representing rights to receive cash and/or common stock of the Company, at our discretion, based upon certain performance criteria generally over a three-year performance period.
These performance-based stock awards vest over a period of time ranging from a minimum of three years to a maximum of the employee’s attainment of retirement age. Compensation expense related to grants under these provisions is based on the current market price of our common stock at the date of grant and the extent to which performance criteria are being met. The 1996 Plan and 2000 Plan also

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
offered incentive opportunities based upon performance results against pre-established earnings targets and other selected measures for each fiscal year. We may also make cash award payments which employees may elect to defer up to 75% of such payment in deferred shares and receive a matching Company grant. The elective deferrals and matched amounts are deferred for a five year vesting period. The amount deferred will be paid in shares.
The following table provides information relating to the potential dilutive effect and shares available for grant under each of our stock compensation plans.

	Number of Shares			Number of Shares	Number of Shares
	to be Issued upon		Number of Shares	Remaining Available	Remaining Available
	Exercise of	Weighted Average	Issued,	for Future	for Future
	Outstanding	Exercise Price of	Inception to Date	Issuance, as of	Issuance, as of
Plan Category	Options/Awards	Outstanding Options	as of 12/29/2007	12/29/2007	12/30/2006

1996 Incentive Compensation Plan	725,110	$15	931,733	1,443,157	1,482,477

2000 Equity Incentive Plan	242,075	$26	108,756	1,649,169	1,658,735

1996 Non-Employee Director Stock Plan	4,000	$41	126,516	—	—

2006 Non-Employee Director Stock Plan	202,720	$5	119,068	136,256	336,514

Total	1,173,905	$15	1,286,073	3,228,582	3,477,726

The table below provides information relating to employee stock options:

	Employee Stock Options
	Employee	Weighted Average	Aggregate Intrinsic	Weighted Average
	Stock	Exercise	Value	Remaining
	Options	Price	($000)	Contractual Term

Outstanding, December 30, 2006	507,275	$31
Canceled or expired	(38,840)	$29

Outstanding, December 29, 2007	468,435	$31	$7.2	2.6
Exercisable, December 29, 2007	468,435	$31	$7.2	2.6
Net income for 2007 and 2006 includes a charge for stock option-based compensation expense of $0 million and $0.4 million, respectively. The recognition of stock option-based compensation expense in 2006 reduced both our basic and diluted earnings per share by approximately $0.02. As of December 29, 2007 and December 30, 2006 there was $0 total unrecognized compensation costs related to stock options. In recognizing 2006 stock option-based compensation expense, we used the fair value of each option outstanding estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006
Expected volatility	47.1%
Expected life in years	6
Risk-free interest rate	4.6%
Assumed forfeiture rate	—

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
The table below provides information relating to deferred restricted stock units and performance-based stock awards:

		Weighted Average
Deferred Restricted Stock Units and Shares and	Deferred	Grant Date Fair
Performance-Based Stock Awards	Shares and Units	Value

Non-vested, December 30, 2006	363,936	$5
Granted	37,680	$4
Canceled	(778)	$25
Shares vested	(1,930)	$25

Non-vested, December 29, 2007	398,908	$5
As of December 29, 2007 there was $0.5 million of unrecognized compensation costs related to restricted stock and performance-based awards. These costs are expected to be recognized over a weighted average period of 12 months. The total fair value of shares vested during 2007, 2006 and 2005 was $0 million, $0 million and $0.1 million, respectively.
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
The 1996 Director Plan also provided for automatic grants of 4,000 stock units (“Stock Units”) to each non-employee director on the date of the annual meeting of our shareholders. Each Stock Unit represented the right to receive one share of our common stock at the end of a specified period and vests six months and a day after the grant date. Fifty percent of such Stock Units were payable upon vesting, provided the non-employee director had not ceased to serve as a director for any reason other than death, disability or retirement. The remaining fifty percent of such Stock Units were payable upon the latter of ceasing to be a director or attaining age 65, provided that settlement of such Stock Units were accelerated in the event of death, disability or a change in control. On our emergence from bankruptcy on February 7, 2006, the 1996 Directors Stock Plan was frozen so that no further grants may be made under the plan. Additionally, on February 7, 2006 all stock granted under the plan was immediately vested and issued.
The following table provides information relating to the status of, and changes in, options granted under the 1996 Director Plan:

		Director Plan Stock Options
				Weighted Average
		Weighted Average	Aggregate Intrinsic	Remaining
	Stock Options	Exercise Price	Value ($000)	Contractual Term

Outstanding, December 30, 2006	6,000	$35
Expired	(2,000)	$22

Outstanding, December 29, 2007	4,000	$41	$0.1	1.8

Options exercisable, December 29, 2007	4,000	$41	$0.1	1.8

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
2006 Non-Employee Director Stock Plan
On our emergence from bankruptcy on February 7, 2006, the 2006 Director Stock Plan became effective. The 2006 Director Stock Plan allows for the grant of common stock of the Company.
The 2006 Director Stock Plan provides for an automatic initial grant of 10,000 shares of restricted common stock to each eligible director. Beginning with the 2007 annual meeting of the Company, the Company shall make additional, annual grants to each eligible director of 10,000 shares of restricted common stock, or such other amount determined by the Board of Directors of the Company (the “Board”), subject to the provisions of the 2006 Director Stock Plan. In connection with the annual grant in 2007, the Board of Directors determined that for equitable reasons 20,965 shares of restricted stock should be granted to each eligible director instead of the 10,000 shares that would otherwise have been automatically granted under the terms of the plan.
Unless the Board shall determine otherwise at the time of grant, each award of restricted common stock shall vest with respect to 50% of the shares on the first anniversary of the date of grant, an additional 25% of the shares on the second anniversary of the date of grant, and with respect to the remaining 25% of the shares on the third anniversary of the date of grant. In the event of a participant’s retirement, all unvested shares of restricted common stock shall become vested as of the effective date of such retirement. In the event of a change in control (as specified in the 2006 Director Stock Plan and which includes, among other things, shareholder approval of a complete liquidation or dissolution of the Company or a sale or disposition of all or substantially all of its assets), all unvested shares of restricted common stock shall become vested as of the effective date of such change in control.
Each eligible director who so elects at least one business day prior to the last day of the first fiscal quarter of the Company for the applicable year, in the form established by the Board, to receive his or her cash director fees for such year in shares of common stock, shall receive a number of shares of common stock with a fair market value equal to the amount of such cash director fees. Such shares will be granted to the eligible director on the date the first cash payment for such year would have been made. All common stock granted under this provision shall be fully vested. For this purpose, “fair market value” for an applicable date shall mean (i) if the common stock is traded on the over-the-counter bulletin board and is not traded on a national stock exchange, the average of the high and low price for common stock on the date the Common stock is granted and (ii) if the common stock is traded on a national stock exchange, the closing price of the common stock on such national stock exchange on the date the common stock is granted.
A participant’s termination of service as a director of the Company for any reason other than retirement shall result in the immediate forfeiture of all shares of restricted common stock that have not yet vested as of the date of such termination of service. To effect such forfeiture, the participant shall transfer such shares of common stock to the Company promptly following such termination of service in accordance with procedures established by the Board from time to time and the Company shall reimburse such participant for the shares of common stock in an amount equal to the lesser of (i) the fair market value of the shares of common stock transferred on the date service terminated, and (ii) the cash price, if any, paid by the participant for such shares of common stock. In addition, the participant shall forfeit all dividends paid on the shares of restricted common stock, which forfeiture shall be effected by termination of any escrow arrangement under which such dividends are held, or, if paid directly to the participant by the participant’s repayment of dividends received directly, or by such other method established by the Board from time to time.
In addition to the grants eligible directors receive under the 2006 Director Stock Plan, each non-employee director of the Company shall receive $50,000 annually, which shall be paid quarterly in

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
cash in equal installments, unless any such director elects to receive common stock in lieu of cash as described above. The Chairman of the Board shall receive an additional $40,000 annually, which shall be paid semi-annually in cash in equal installments, and the Chairman of the Company’s Audit Committee shall receive an additional $10,000 annually, which shall be paid semi-annually in cash in equal installments. These additional cash retainers may also be received in common stock in lieu of cash as described above.
The following table provides information relating to the status of, and changes in, stock units granted under the 2006 Director Stock Plan:

Director Stock Plan Units
		Weighted Average
	Stock Units	Grant Date Fair Value

Non-vested, December 30, 2006	80,000	$5
Granted	200,258	$5
Shares Vested	(77,538)	$6

Non-vested, December 29, 2007	202,720	$5
As of December 29, 2007 and December 30, 2006 there was $0.6 million and $0.2 million, respectively, of unrecognized compensation costs related to Director Stock units. These costs are expected to be recognized over a weighted average period of 13 months. The total fair value of shares vested during 2007, 2006, and 2005 was $0.5 million, $0.2 million, and $0 million, respectively.
Associate Stock Purchase Plan
An Associate Stock Purchase Plan (“ASPP”) provided substantially all employees who had completed service requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation to a maximum of $25,000 (in fair market value of common stock purchased) annually. Quarterly, participant account balances were used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan, with 949,768 available as of December 29, 2007. There were no shares purchased under this plan in fiscal years 2007, 2006 and 2005, respectively.
On December 29, 2003, the New York Stock Exchange (“NYSE”) suspended trading in our common stock and, at a later date, our common stock was delisted. As a result of the NYSE action, we suspended purchases of our common stock through the ASPP effective December 29, 2003.
19. 401(k) Profit Sharing Plan
We have a tax qualified 401(k) Profit Sharing Plan available to full-time employees who meet the plan’s eligibility requirements. This plan, which is also a defined contribution plan, contains a profit sharing component, with tax-deferred contributions to each employee based on certain performance criteria, and also permits employees to make contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k).
Under the 401(k) profit sharing component, we match a portion of the employee’s contribution under a

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
pre-determined formula based on the level of contribution and years of vesting service. Our contributions to the plan are made in cash. Our stock is not used to fund the plan, nor is it an investment option for employees under the plan.
Contributions to the plan by us for both profit sharing and matching of employee contributions were approximately $2.0 million, $2.7 million and $2.5 million for fiscal years 2007, 2006 and 2005, respectively.
20. Postretirement Benefits
We provide postretirement health benefits for current retirees and a “closed” group of active employees who meet certain eligibility requirements. For an active employee to be eligible for future retiree medical benefits, they must meet all of the following criteria:
•	have a minimum of 10 years of full time active service as of December 31, 1992, and have been enrolled in the medical plan on that date,

•	have continuously participated in the medical plan since that date, and

•	continue employment with us until at least age 60, or have been terminated by us involuntarily due to job elimination and had a minimum of 30 years of continuous service and be at least 50 years of age on the actual termination date.
During 2006, the Company adopted FASB Statement Number 158, “Employees’ Accounting for Defined Benefit Pension and other Postretirement Plans” (“Statement No. 158”). Statement No. 158 requires companies to recognize the funded status of their defined benefit post retirement plans in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
The following table represents our change in benefit obligations and a reconciliation of our plan’s funded status with amounts recognized in the consolidated balance sheet (in millions):

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$15.0	$14.2
Service cost	0.2	0.2
Interest cost	0.9	0.8
Actuarial (gain) loss	(0.5)	0.4
Benefits paid	(1.3)	(1.1)
Participant contributions	0.3	0.3
Retiree drug subsidy receipt	0.1	0.2

Benefit obligation at end of year	14.7	15.0
Reconciliation of funded status
Funded status	14.7	15.0

Accrued benefit cost (unfunded)	$14.7	$15.0

The following was included in Accumulated Other Comprehensive Income (“AOCI”) (in millions):

	2007	2006

Net gain	$4.3	$4.1
Prior service credit	4.1	5.5

Total amount included in AOCI	$8.4	$9.6
The estimated net gain and prior service credit for postretirement benefits that will be amortized from

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
AOCI into net periodic benefit cost over the next fiscal year are $(0.4) million and $(1.3) million, respectively.
The following table shows the sources of change in other comprehensive income related to postretirement benefits (in millions):

2007
Amortization of net gain included in net income	$(0.3)
Net gain arising during period	0.5
Amortization of prior service credit included in net income	(1.4)

Total other comprehensive loss during period attributable to postretirement benefits	$(1.2)

	2007	2006

Weighted-average assumptions as of December 31
Discount rate	6.3%	5.8%

For measurement purposes, a 9.0%, 7.0% and 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for pre-65 medical, post-65 medical and prescription drugs, respectively for fiscal year 2007. All rates were assumed to decrease gradually to 5.0% for fiscal year 2014 and remain at that level thereafter. The components of our net periodic benefit gain were as follows (in millions):

	2007	2006	2005

Service cost	$0.2	$0.1	$0.1
Interest cost	0.9	0.8	0.8
Amortization of prior service cost	(1.5)	(1.4)	(1.3)
Amortization of net actuarial gain	(0.3)	(0.2)	(0.4)

Net periodic benefit gain	$(0.7)	$(0.7)	$(0.8)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1- Percentage
	point increase	point decrease

Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.7	$(1.5)
Our estimate of our future postretirement health benefit payments, net of participant contributions and estimated medical drug subsidies of approximately $2.4 million for 2008 through 2017, is as follows (in millions):

2008	$0.9
2009	1.0
2010	1.1
2011	1.1
2012	1.1
2013-2017	5.9

$11.1

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
21. Supplemental Executive Retirement Plan
We have an unfunded Supplemental Executive Retirement Plan (“SERP”). The SERP is designed to provide competitive retirement benefits to selected executives with at least ten years of credited service.
The major provisions and assumptions of the SERP are:
•	The normal retirement benefit commencing at age 60 is equal to 2% of the average of the three highest salary amounts received by the executive in the preceding ten years, plus the target annual incentive, as defined, for each full year of service with the Company. In the case of retirement before age 60, a reduced benefit is provided.

•	All participants will be terminated on December 31, 2008 and a lump sum benefit will be paid as if a change in control had occurred the day prior to the date of termination. Such amount is estimated to be $8.1 million.

•	The maximum annual benefit available under the plan is 50% of compensation, as defined in the plan.

•	The benefits will be paid based on the actuarial equivalent lump sum of annual installments for the life of the executive.

•	The assumed discount rate was 4.8% and 5.0% in fiscal 2007 and 2006, respectively.

•	The assumed salary rate of increase was 0% and 3.0% in fiscal 2007 and 2006, respectively.

•	For purposes of determining eligible compensation, bonus targets will be frozen at the 2004 level.
Expense related to the SERP was $1.1 million, $1.0 million and $0.7 million in fiscal years 2007, 2006 and 2005, respectively. The SERP liability was approximately $7.0 million and $6.3 million as of December 29, 2007 and December 30, 2006, respectively, and is included in other long-term liabilities.
The following was included in AOCI related to SERP (in millions):

	2007	2006
Net gain (loss)	$0.4	$(0.1)

Total amount included in AOCI (loss)	$0.4	$(0.1)
The Company estimates that $0 million will be amortized from AOCI into net periodic benefit cost during 2008. In 2007, the Company recorded a $0.5 million net gain arising during the period in AOCI. To initially adopt the measurement date provisions of Statement No. 158, the Company recorded a charge of $0.1 million and $0 million to retained earnings and AOCI, respectively during 2007.
22. Commitments and Contingencies
Kmart Relationship
The Kmart Agreement is scheduled to expire at the end of December 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement). Because the Company has not to date identified, and we do not believe we will identify, a course of action to offset this business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
In addition, should we fail to meet the minimum sales tests, staffing requirements or other provisions provided in the Kmart Agreement, after the expiration of applicable cure periods, termination of our business could occur prior to December 31, 2008.
Litigation Matters
On or about March 3, 2005, a first amended complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas —Salomon AG v. Kmart Corporation and Footstar, Inc. The first amended complaint and subsequent amendments, seek injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. While it is not possible to predict the outcome of the litigation, we believe that we have meritorious defenses which we have asserted in the pleadings filed in the Oregon proceedings and in our bankruptcy proceedings. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of this claim, as well as its potential insurance coverage for such claim with due consideration given to potentially applicable deductibles and reservations of rights under its insurance policies. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to such claim and does not believe that an amount of loss in excess of recorded amounts is reasonably possible. Based on the information presently available and the availability of insurance, the Company does not expect that the outcome of such claim will have a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for this matter. It is currently anticipated that a trial in this matter will take place in July 2008.
We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.
FMI Agreement
FMI International LLC (“FMI”), a logistics provider, is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement, as amended. In 2006, we were obligated to pay FMI a minimum of $15.1 million. Commencing with calendar year 2007, we are obligated to pay FMI a minimum of $17.8 million for the two-year period of 2007 and 2008 payable $10.4 million in 2007 and $7.4 million in 2008. Commencing with calendar year 2009, there are no specified minimum payments due under the FMI Agreement. Payments to FMI in 2009, and subsequent years, if any, are based on transactional pricing. The Company’s obligation with respect to each calendar year commencing with 2009 through the end of the term of the FMI Agreement is to provide FMI with an estimated total unit volume, if any, prior to the start of such year. Such estimated until volume, if any, will be the Company’s basis for any minimum quantity commitment for such year.
23. Shareholder Rights Plan
On March 9, 1999, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan which expires on March 8, 2009. Under this plan, Preferred Stock Purchase “Rights” have been distributed as a dividend to

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
shareholders at the rate of one Right for each share of common stock outstanding. Initially, the Rights are not exercisable. Upon a “trigger event,” each Right entitles its holder (other than the holder who caused the trigger event) to purchase at an “Exercise Price” of $100 the equivalent of that number of shares of common stock of the Company worth twice the Exercise Price.
The Rights are exercisable only if a person or group that is not currently a 15 percent shareholder acquires beneficial ownership of 15 percent or more of the Company’s common stock. The Rights will not be triggered by a “Qualifying Offer” that provides that all shareholders will receive the same “fair” consideration and is for all outstanding shares not owned by the offerer, among other things. In addition, stock repurchases by the Company do not constitute a trigger event under any circumstances. Shareholders who owned more than 15 percent of the stock at the time the plan was implemented or increase their ownership percentage as a result of the Company’s share repurchases are “grandfathered” under this plan as long as they do not purchase additional shares.
The Company is entitled, but not required, to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger or expiration of the Rights.
24. Supplemental Cash Flow Information
Cash payments for income taxes and interest from continuing operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 were as follows (in millions):

	2007	2006	2005

Income taxes (received) paid	$(1.2)	$(11.1)	$0.4
Interest received	$2.9	$4.6	$5.3
Interest paid	$1.1	$1.8	$3.3

25. Vendor Concentration
In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in our business. In fiscal 2007, approximately 97% of the Company’s products were directly imported by us and manufactured in China.
26. Special Cash Distribution
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
27. Summary of Quarterly Results — Unaudited

(in millions, except per share data)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales
2007	$134.1	$173.4	$147.8	$181.7
2006	$133.9	$190.6	$153.6	$188.6
Gross profit
2007	$40.9	$60.7	$44.2	$63.8
2006	$39.1	$65.2	$45.8	$64.5
Income (loss) from continuing operations
2007	$0.8	$21.5	$4.9	$25.6
2006	$(2.6)	$21.4	$6.1	$21.1
(Loss) income from discontinued operations(1)(2)
2007	$—	$—	$(0.8)	$—
2006	$(0.8)	$(0.1)	$0.2	$—
Net income (loss)
2007	$0.8	$21.5	$4.1	$25.6
2006	$(3.4)	$21.4	$6.3	$21.0
Earnings (loss) per share(3)
2007 Basic
Continuing operations	$0.04	$1.04	$0.24	$1.24
Discontinued operations	—	—	(0.04)	—

Net income	$0.04	$1.04	$0.20	$1.24
2007 Diluted
Continuing Operations	$0.04	$1.02	$0.24	$1.22
Discontinued Operations	—	—	(0.04)	—

Net income	$0.04	$1.02	$0.20	$1.22
2006 Basic
Continuing operations	$(0.12)	$1.04	$0.30	$1.02
Discontinued operations	(0.04)	—	0.01	—

Net (loss) income	$(0.16)	$1.04	$0.31	$1.02
2006 Diluted
Continuing Operations	$(0.12)	$1.03	$0.29	$1.01
Discontinued Operations	(0.04)	—	0.01	—

Net (loss) income	$(0.16)	$1.03	$0.30	$1.01

(1)	The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, and the exited Meldisco businesses have been accounted for as discontinued operations.

(2)	During the third quarter of 2007, the Company increased its liability for an environmental remediation project which relates to a landfill used by one of the Company’s former manufacturing facilities that was closed over 20 years ago.

(3)	Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price.