Form 10-K/A
period 2007-12-29
FOOTSTAR INC
filed 2008-04-28
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

Commission File Number 1-11681

FOOTSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3439443
(State of Incorporation)	(IRS Employer Identification No.)

933 MacArthur Blvd., Mahwah, New Jersey 07430
(Address of Principal Executive Offices, including Zip Code)

(201) 934-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 Par Value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.)  Yes  ☒  No  ☐

For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant have been excluded. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $81.5 million based on the closing price on June 29, 2007 of $4.20 per share.

Number of shares outstanding of common stock, par value $.01 per share, as of March 1, 2008:  21,126,647.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” “Footstar” and the “Company” refer specifically to Footstar, Inc. and its subsidiaries.

Pursuant to General Instruction G.3 to Form 10-K, this Amendment No. 1 to Form 10-K (“Amended Report”) amends the original Annual Report on Form 10-K of the Company for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission, or the SEC, on March 13, 2008 (“Original Report”).  This Amended Report amends the Original Report solely to incorporate information required by Part III, Items 10, 11, 12, 13 and 14. As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amended Report. Except as set forth in Part III and Part IV below, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers

The information concerning the Company’s executive officers set forth in Part I, Item 1 under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Directors

Our Board of Directors currently consists of nine members divided into three classes with three directors in each class. Directors have been appointed on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively. The term of Class II directors will expire at our 2008 annual meeting; the term of Class III directors will expire at our 2009 annual meeting; and the term of Class I directors will expire at our 2010 annual meeting. Our Second Amended and Restated Certificate of Incorporation provides that the number of directors will be reduced automatically over time in the manner set forth in our Second Amended and Restated Certificate of Incorporation, unless our Board determines otherwise. Accordingly, the size of Class II will be reduced to two directors at the 2008 annual meeting. In 2007, the Board determined not to reduce the size of Class I from three directors to one director. The Board has not made any determinations at this time regarding the size of Class III of the Board, which will be reduced to two directors when the term of the current Class III directors expires at the 2009 meeting, unless the Board determines otherwise, resulting in a seven member Board.

Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Jeffrey A. Shepard, 58, Class III	Director Since 2005

 Mr. Shepard was appointed Chief Executive Officer and President of Footstar on February 7, 2006. He was appointed to Footstar’s Board of Directors in January 2005. He formerly served as President and Chief Executive Officer of our Meldisco division from 1996 to February 2006. Mr. Shepard was an executive officer of Footstar at the time it filed for reorganization under Chapter 11 in March 2004.

Jonathan M. Couchman, 38, Class III	Director Since 2006

  Mr. Couchman was appointed Chairman of the Board of Footstar on February 7, 2006. He is the Managing Member of Couchman GP LLC, the general partner of Couchman Investments LP, a private investment partnership established in 2001 and the Managing Member of Couchman Capital LLC, the co-investment manager of Couchman International Ltd., a private partnership established in 2001. Mr. Couchman is also the Managing Member of Couchman Capital Services LLC, the general partner of Couchman Partners LP, a private investment partnership established in 2001 and the investment manager of Couchman Investments LP and co-investment manager of Couchman International Ltd. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management and advisory company. Mr. Couchman presently serves as a director of Golf Trust of America, Inc. He is a member of the CFA Institute and the New York Society of Security Analysts.

Eugene I. Davis, 53, Class III	Director Since 2006

Presently Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately-held strategic advisory consulting firm he formed in 1997. From May 2005 to October 2007, Mr. Davis served as Chief Executive Officer of Golden Northwest Aluminum, Inc., which was an aluminum manufacturing company. From August 2004 to 2006, Mr. Davis served as Chairman of High Voltage Engineering Corporation, which designed and manufactured high quality applications and engineering products. High Voltage Engineering Corporation filed a voluntary petition for reorganization under Chapter 11 in February 2005. From 2001 to 2004, Mr. Davis served in various executive positions including Chairman, Chief Executive Officer and President of RBX Industries, Inc., a manufacturer and distributor of foam products. RBX Industries, Inc. filed a voluntary petition for reorganization under Chapter 11 in March 2004. From November 2002 until February 2003, Mr. Davis served in the Office of the Chairman as Co-President and Chief Executive Officer for Metals USA, Inc., a metal service center business. Mr. Davis presently serves as Chairman of the Boards of Atlas Air Worldwide Holdings, Inc., Atari, Inc., Foamex International, Inc., and Cadence Innovation, LLC (a designer and manufacturer of molded plastic components for the automotive industry). Mr. Davis also serves as a Director of Delta Air Lines, Inc., American Commercial Lines, Inc., Haights Cross Communication, Knology, Inc., Pliant Corporation, Rural/Metro Corporation, Salton, Inc., SeraCare Life Sciences, Inc., Silicon Graphics, Inc., Terrestar Corporation and Viskase Companies Inc. Prior to forming PIRINATE Consulting Group, LLC , Mr. Davis served as the Chief Operating Officer of Total-Tel USA Communications, Inc. (which was a facilities based provider of voice, data and Internet solutions to commercial and wholesale carrier markets); President, Vice Chairman and Director of Emerson Radio Corporation (a consumer electronics distributor); and Vice Chairman of Sport Supply Group, Inc. (a direct-marketer of sporting goods and recreational equipment).

Adam W. Finerman, 43, Class II	Director Since 2006

 Partner with the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, based in New York City, since 1998. Mr. Finerman practices in the areas of mergers and acquisitions, corporate finance and proxy contests. He also counsels corporate clients on corporate governance practices and related matters, SEC reporting requirements and other public company obligations.

Alan Kelly, 59, Class II	Director Since 2006

 President of Alan Kelly & Associates, a provider of retail strategy and consulting services, since January 2002. From 1988 to 2001, he served as an officer of Bata Ltd., a manufacturer and retailer of footwear, first as the Chief Financial Officer, then as President of the largest Bata operating group. Mr. Kelly is a Fellow of the Institute of Chartered Accountants of England and Wales.

Gerald F. Kelly, 60, Class II	Director Since 2006

 From November 2005 until his retirement in 2007, Mr. Kelly was Senior Vice President, Strategic Sourcing and Continuous Improvement and Chief Information Officer of UAL Corporation, the parent of United Airlines, an air transportation provider. From 2002 to 2005 he was the Chief Information Officer and Senior Vice President for Procurement and Continuous Improvement at Sears, Roebuck & Company, a retailer, and was a member of the Operating, Capital and Contracts, and Political Action Committees. From 2001 to 2002 he was a business advisor. From 1986 to 2001, Mr. Kelly served as an executive officer of Payless Shoesource, Inc. (“Payless”) of Topeka, Kansas, a specialty retailer. Mr. Kelly’s last title at Payless was Senior Vice-President – Logistics, Information Systems and Technology and he served as a member of Payless’ Senior Management, Operating, Capital Expenditure, and Political Action Committees. He is a member of The Alexis de Tocqueville Society of The United Way of America.

Michael O’Hara, 40, Class I	Director Since 2006

 President of Consensus Advisors LLC, an investment banking and financial advisory services firm, since February 2006. From September 2003 to February 2006, he was a Managing Director of Financo, Inc., a financial advisory firm. In May 2002, Mr. O’Hara was appointed the President of the liquidating bankruptcy estates of Casual Male Corp. (and its affiliates), a specialty retailer. From 2000 to 2002, he served as First Senior Vice President of Corporate Affairs and General Counsel for Casual Male Corp, and its predecessor, J. Baker, Inc., a specialty retailer. From April 1996 to January 2000, he served as the head of the real estate and legal departments of Brookstone, Inc., a specialty retailer. Prior to joining Brookstone, Inc. Mr. O’Hara practiced corporate law at the law firm Ropes & Gray in Boston.

Steven D. Scheiwe, 47, Class I	Director Since 2007

 President of Ontrac Advisors, Inc., which provides analysis and management services to private equity groups, privately held companies and funds managing distressed corporate debt, since May 2001. Mr. Scheiwe also serves as a director of FiberTower Corporation (a wireless carrier), Zemex Minerals Group, Inc. (a leading North American supplier of mica and clay products for industrial use), American Restaurant Group, Inc. (an operator of full service restaurants), and Friedman’s Jewelers, Inc., a fine jewelry retailer. Prior to forming Ontrac, he was the Chief Executive Officer and a Director of Teletrac, Inc., a wireless location and telecommunications service provider.

Alan I. Weinstein, 65, Class I	Director Since 2006

 Principal of Alan Weinstein Consultants, a business advisor and provider of retail strategy and consulting services since 2003. Prior to 2003, Mr. Weinstein was Chairman and Chief Executive Officer of Casual Male Corp., and its predecessor, J. Baker, Inc., a specialty retailer. Mr. Weinstein has over 34 years of experience in the retail industry. He is affiliated with AICPA and NYSCPA.

Section 16(A) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s Common Stock with the Securities and Exchange Commission, and to furnish the Company with copies of all such filings. Based on a review of these filings, the Company believes that all filings were timely made in fiscal 2007.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which applies to the Company’s chief executive officer, principal financial officer, principal accounting officer, and to all other directors, officers and employees. The code of business conduct and ethics is available at the Corporate Governance section of the Company’s website at www.footstar.com, under Code of Conduct and Compliance Program. A waiver from any provision of the code of business conduct and ethics in favor of a director or executive officer may only be granted by the Board of Directors and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to and any waivers from the code of business conduct and ethics provided to the principal executive officer, principal financial officer or principal accounting officer or controller (or persons performing similar functions) on the Company’s website at www.footstar.com.

Shareholder Nominations

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Mr. Alan Kelly (Chairperson), Mr. Davis and Mr. Weinstein are the current members of the Audit Committee. The Company is not subject to the listing requirements of any securities exchange or the Nasdaq Stock Market because the Common Stock of the Company is quoted on the over-the-counter bulletin board. However, the Board of Directors has adopted the independence criteria established by the Nasdaq Stock Market (“Nasdaq”) for determining director independence and, for all Audit Committee members, the independence requirements of Nasdaq and the SEC for determining their independence. The Board of Directors has determined that each member of the Audit Committee is independent in accordance with Nasdaq listing requirements (which the Company has adopted as its Independence Standards) and Section 10A-3 of the Securities Exchange Act of 1934. The Board of Directors also has determined that each member qualifies as an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to our Audit Committee members’ experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on our Audit Committee members.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Our Business

The family footwear business, where the majority of our business is generated, is highly competitive. The Company has operated licensed footwear departments in discount chains since 1961, and is the only major operator of licensed footwear departments in the United States today. We offer a wide range of quality, value-priced footwear. The Company’s traditional strength has been in quality leather footwear which it currently offers under the Thom McAn brand, as well as seasonal, work, value-priced athletic, women’s casual and children’s shoes.

We sell family footwear through licensed footwear departments and wholesale arrangements. The licensed footwear operation sells family footwear and lower-priced basic and seasonal footwear in Kmart Corporation (“Kmart”) and Rite Aid Corporation (“Rite Aid”) stores. In our licensed footwear departments, we generally sell a wide variety of family footwear, including men’s, women’s and children’s dress, casual and athletic footwear, work shoes and slippers. As of December 29, 2007, we operated licensed footwear departments in 1,388 Kmart stores, as well as in 859 Rite Aid stores located on the West Coast. The Company also supplies certain retail stores, including stores operated by Wal-Mart Stores, Inc. and Rite Aid, with family footwear on a wholesale basis.

Background – Our Emergence from Bankruptcy and Our Agreements with Kmart and Sears

In March 2004, the Company filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. During the bankruptcy proceeding, we continued to operate our business and manage our properties. On February 7, 2006, the Company’s Plan of Reorganization became effective and we emerged from bankruptcy.

While the Company was in bankruptcy, the Company and Kmart entered into an agreement, which amended the original “master” agreement that governed our arrangement with Kmart. This amended agreement, which we call the “Kmart Agreement,” took effect beginning January 2, 2005 and allows us to continue operating the footwear departments in Kmart stores, but also permits termination of the agreement if the Company fails to meet minimum sales tests, staffing obligations or other provisions of the agreement. The Kmart Agreement is scheduled to expire on December 31, 2008. The licensed footwear departments in Kmart comprise substantially all of our sales and the Company currently anticipates winding down its business at the end of 2008 when the Kmart Agreement expires.

In connection with this anticipated wind-down, in April 2008, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Sears Holdings Corporation (“Sears”) and Sears Brands LLC, a subsidiary of Sears, and a Master Agreement Amendment (the “Master Agreement Amendment”) with Kmart, certain affiliates of Kmart, and Sears, which amends the Kmart Agreement.  Under the terms of the IP Purchase Agreement, the Company sold to Sears Brands LLC substantially all of the Company’s intellectual property, including the intellectual property related to the Company’s Kmart business. Under the IP Purchase Agreement, Sears Brands LLC granted the Company a royalty-free exclusive license to use the intellectual property to operate the Company’s Kmart business until the Kmart Agreement is terminated and a royalty-free, non-exclusive license for a short period following the termination of the amended Kmart Agreement to sell off any remaining inventory.  Pursuant to the terms of the Master Agreement Amendment, Kmart agreed to offer employment (effective at December 31, 2008 in most cases) to substantially all of the Company’s store managers and district manager level employees. The Master Agreement Amendment also amends the provisions of the Kmart Agreement concerning Kmart’s purchase of the inventory associated with the Kmart business at the termination of the Master Agreement.

Overview and Objectives of the Three Year (2006-2008) Compensation Program

Footstar’s Executive Retention Challenges. Our success is dependent upon our ability to retain qualified and talented individuals. As a consequence of the uncertain future of the Company upon the expiration of the Kmart Agreement, we face an acute risk of being unable to retain qualified senior management such as the executives named in the Summary Compensation Table below, whom we refer to as our “named executive officers.” We designed our compensation programs to address this risk.

Prior to our emergence from bankruptcy, the Company retained Mercer Human Resource Consulting (“Mercer”) to develop a compensation program which would motivate and retain management and key associates through the end of the Kmart Agreement. The proposed compensation program targeted Total Direct Compensation, which means base salary plus annual incentive awards plus retention payments (which we equate with equity awards for peer comparisons), at the 50th percentile of a peer group developed by Mercer. This peer group data provided the basis for the development of the compensation program, which has been integrated into our officer’s employment agreements. The companies that comprised this peer group were:

Genesco Inc.	Chico’s FAS, Inc.
Wolverine World Wide, Inc.	Guess?, Inc.
Too, Inc.	Hot Topic, Inc.
Gymboree Corporation	Shoe Carnival Inc.
Hartmarx Corporation	Stride Rite Corporation
Kenneth Cole Productions, Inc.

The compensation program was approved by the Compensation Committee as it was constituted prior to our emergence from bankruptcy. The Board (as it was constituted prior to our emergence from bankruptcy) then agreed upon the final compensation program with the Equity Committee, which was a committee appointed by the U.S. Trustee to represent our stockholders’ interests in the bankruptcy proceedings. The total program was then approved by the bankruptcy court. The final program, which was at somewhat less than the 50th percentile of the peer group for Total Direct Compensation, reflected compromises both in terms of program design and in the total amount of compensation delivered.

The program was comprised of a greater mix of cash and cash incentives and less equity than those of the peer group because of the unique situation facing the Company upon emergence from bankruptcy and the pending expiration of the Kmart Agreement. The Board also believed that by tying compensation to cash flow, there would be a more direct link to the value created for our stockholders over the remaining term of the Kmart Agreement. For this reason, awards under our semi-annual performance-based incentive program are linked to increases in adjusted EBITDA, as described in more detail under “Performance-Based Incentive Compensation” below.

In connection with our emergence from bankruptcy on February 7, 2006, the bankruptcy court approved this three-year compensation program (our “compensation program”), which is intended to extend through the termination of our agreement with Kmart.

The components of this compensation program as it pertains to each active officer, including each of our named executive officers, are contained in employment agreements that were approved by the bankruptcy court. These employment agreements set minimum levels of compensation for each officer for the 2006 through 2008 period. Upward adjustments to this program, the setting of specific incentive target and payout levels for the incentive plan, and the general administration of these agreements are among the responsibilities of the current Compensation Committee.

Compensation Program Objectives. Footstar’s compensation and benefit objectives are driven by our business environment and the unique challenges to executive recruitment and retention described above. The objectives of our compensation program are to:

▪	reward behavior that drives operating cash flow and maximizes the value of our stockholders’ investment in Footstar;

▪	link a significant portion of earned compensation to performance measures that the Compensation Committee believes most correspond to increases in stockholder value;

▪	retain and motivate our executives and other key associates who possess the knowledge and experience most important to the achievement of Footstar’s financial goals; and

▪	maintain organizational stability and retain management through the expiration of the Kmart Agreement.

Compensation Committee

In connection with the Company’s emergence from bankruptcy, Mr. Shepard and Mr. Couchman (who was on the Equity Committee and who is now Chairman of our Board, the Chairperson of our Nominating and Governance Committee, and a member of our Compensation Committee) worked together to select the persons who became our directors upon our emergence from bankruptcy (with the exception of Mr. Shepard, who has been a Company director since 2005 and Mr. Scheiwe, who was appointed by the Board in 2007). Our current Compensation Committee is comprised of Messrs. Couchman, O’Hara and Scheiwe. The Compensation Committee assumed responsibility for establishing the policies that govern the implementation, administration and interpretation of all aspects of our compensation program, including for each of our named executive officers.

Peer Group Benchmarking

In the fall of 2006, the Compensation Committee retained Mercer to conduct a study of the compensation practices of the group of peer companies listed below. Mercer examined the compensation practices of 19 retail companies that range in size from approximately one-half to approximately twice our annual revenues, which Mercer determined to be an appropriate size range for comparison purposes. We call this group our “market peer group.” The market peer group included:

Genesco Inc.	DSW Inc.
Wolverine World Wide, Inc.	Skechers USA, Inc.
The Dress Barn, Inc.	Finlay Enterprises, Inc.
Gymboree Corporation	Hot Topic, Inc.
Hartmarx Corporation	Shoe Carnival Inc.
Bombay Company Inc.	Stride Rite Corporation
Wilsons The Leather Experts Inc.	K-Swiss Inc.
The Wet Seal, Inc.	United Retail Group, Inc.
Kenneth Cole Productions, Inc.	Steven Madden, Ltd.
Tweeter Home Entertainment Group, Inc.

Also, due to the pending expiration of the Kmart Agreement, compensation practices at five “distressed” companies were considered as part of the market peer group (The Wet Seal, Inc.; Bombay Company Inc.; Wilsons The Leather Experts Inc.; Finlay Enterprises Inc.; and Tweeter Home Entertainment Group, Inc.).

The market peer group selected by the Compensation Committee, in conjunction with Mercer, is intended to reflect companies in similar industries with whom the Company competes for executive talent. Based on the review of the benchmarking data provided by Mercer, the Compensation Committee believes that the executives at these companies share the same general scope of management responsibilities and, in the case of the distressed companies, are subject to similar challenges facing our executive officers.

The Compensation Committee determined not to retain an outside compensation consultant to advise the Committee on matters related to executive compensation for 2007 or 2008.  As a result of our dependence on the Kmart business and the scheduled December 2008 expiration of that relationship, the Compensation Committee believes that the target compensation levels and compensation structure developed in the fall of 2006 generally will be sufficient to retain the Company’s executive officers, including our named executive officers, through the currently scheduled termination of the Kmart Agreement. However, the Compensation Committee retains its discretion to increase compensation for one or more of our named executive officers based upon individual performance, position, changes in responsibility, Company profitability or any other factors that it deems appropriate. For example, as discussed below, in the fall of 2006, the Compensation Committee approved increases in certain elements of compensation for our Chief Financial Officer to reflect his new responsibilities.

In making its fall 2006 determinations regarding executive compensation for the remaining terms of the Kmart Agreement, the Compensation Committee considered the results of its analysis of the compensation practices within the market peer group, as well as the unique challenges and uncertainties facing the Company over the remaining term of the Kmart Agreement.  The Compensation Committee identified our Chief Executive Officer as the highest level executive position and established base salary and an annual incentive target for this position (within the targeted positioning levels described directly below), which is intended to recognize this higher level of responsibility.

During the fall of 2006, the Compensation Committee determined to target Total Cash Compensation, which means base salary plus target performance incentive awards, at the 75th percentile of the market peer group. As established in 2006, Total Cash Compensation of each of our named executive officers in no case exceeded the 75th percentile of our market peer group. The Compensation Committee also determined in the fall of 2006 to target Total Direct Compensation, which means base salary plus annual incentive awards plus retention awards (which we equate with equity awards for peer comparisons), at the 50th percentile of the market peer group. As established in 2006, Total Direct Compensation of each of our named executive officers in no case exceeded the 50th percentile of our market peer group.

This positioning reflects the Compensation Committee’s determination, based upon the advice provided by Mercer in late 2006, that a greater reliance on cash, cash performance incentives and cash retention payments than the market peer group was appropriate given the Company’s dual objectives of:

▪	maintaining and increasing stockholder value in the short-term, which is directly impacted by cash flow generation during the remaining term of our Kmart Agreement, and

▪	retaining key employees during the remaining term of our Kmart Agreement.

These dual objectives continue to reflect the overarching goals of our executive compensation program during 2007 and 2008 and the Compensation Committee continues to believe that the positioning established in the fall of 2006 is appropriate.  As a result, except as otherwise noted below, the Compensation Committee did not materially increase compensation levels for 2007 or 2008 for our named executive officers.

Structure and Elements of Executive Compensation

Employment Agreements.

As discussed above, each of our current executive officers has an employment agreement, which establishes base compensation levels for each major component of our compensation program. These agreements are intended to help to retain our executive officers by providing them with an increased level of certainty with respect to compensation arrangements. We considered these agreements to be essential to the stability of our business as we prepared to exit from bankruptcy and continue operations through the remaining term of the Kmart Agreement.

Details regarding the material provisions of the agreements are described under the heading “Employment Agreements or Arrangements” following the Summary Compensation Table below. All of the agreements contain restrictive covenants, including non-competition provisions which, among other things, restrict our executive officers from obtaining employment with a list of our key competitors, including Kmart and Sears, Roebuck and Co. The non-compete provisions recognize that the loss of our key executives to these competitors could potentially negatively impact Footstar’s business.

For each named executive officer, our compensation program consists of all or some of the following elements:

▪	Base salary;
▪	Performance-based incentive compensation;
▪	Semi-annual retention payments;
▪	Severance payments (comprised of cash payments and/or vesting of restricted stock);
▪	Supplemental Executive Retirement Plan benefits (“SERP”);
▪	Benefits; and
▪	Perquisites.

As noted above, although the Compensation Committee retains the authority to exercise its discretion to increase any element of compensation for one or more executive officers, the Committee believes that the target compensation levels and compensation structure developed in late 2006 generally will be sufficient to retain the Company’s executive officers, including our named executive officers, through the currently scheduled termination of the Kmart Agreement. Our Chief Executive Officer was directly involved in making recommendations to the Compensation Committee concerning increases in base salary and other elements of compensation for key management, including our named executive officers, when the Compensation Committee reviewed the general compensation structure in late 2006. The Compensation Committee intends to continue to consider our Chief Executive Officer’s recommendations prior to its approval of compensation for our executive officers (other than his own compensation). Our Chief Executive Officer’s performance also is reviewed by the Compensation Committee, which recommends any salary increases subject to the review of the Board of Directors. Our Chief Executive Officer does not participate in making compensation decisions or setting performance goals for his own compensation.

Base Salary.

When established in the fall of 2006, base salaries for our named executive officers ranged from approximately the 55th to the 75th percentile of the market peer group. The base salary of each of our named executive officers in no case exceeded the 75th percentile of our market peer group.

The Compensation Committee believes that aligning Total Cash Compensation, of which base salary is a key component, is crucial to remaining competitive and retaining our core executive team. Base salary levels directly impact awards under our semi-annual incentive compensation program, which are expressed in part as a percentage of each executive’s base salary. The Compensation Committee reviews base salaries at least annually and, utilizing the benchmarking data provided by the Committee’s compensation consultant in 2006, considers increases based on individual performance, position, increases in responsibility, and Company profitability.

The Compensation Committee last approved base salary increases, ranging from 3% to 4% of base salary, for all named executive officers in 2006. In the fall of 2006, the Committee approved an increase in base salary for Mr. Lynch to reflect his new responsibilities as Chief Financial Officer. In the spring of 2007 and 2008, taking into consideration management’s recommendation, the Compensation Committee did not approve any base salary adjustments for our executive officers. This decision reflected the Committee’s desire to tie increases in compensation for 2007 and 2008 to the achievement of higher levels of performance under our semi-annual incentive plan, which aligns increases in compensation to our executive officers with increases in stockholder value.

Performance-Based Incentive Compensation.

Under our performance-based incentive plan, our named executive officers are eligible to earn semi-annual cash incentive awards based on the Company’s performance against pre-established financial objectives approved by the Compensation Committee.

Company management, including our Chief Executive Officer, submits recommendations on proposed performance metrics for the applicable performance period to the Compensation Committee, which are subject to adjustment and approval by the Committee.

The incentive awards for 2007 were based on adjusted EBITDA, as described below. The Compensation Committee believes this financial measure approximates operating cash flow. We believe this financial measure focuses our executives on achieving critical short-term cash flow objectives, which in turn results in increased value to our stockholders. The Compensation Committee determined to continue to base incentive awards on adjusted EBITDA for the spring 2008 performance cycle, as described below under “Adjusted EBITDA for the Spring 2008 Performance Cycle”. The incentive plan also is designed to encourage management and other key associates to retain employment with the Company through the remaining term of the Kmart Agreement by shortening the period between the beginning of an incentive performance period and actual earned incentive awards. If an executive officer voluntarily terminates employment with the Company (other than in the case of constructive termination), he or she will forfeit the right to receive the next semi-annual cash incentive award under the performance-based incentive plan.

Adjusted EBITDA as a Performance Measure. For 2007, we used earnings before interest, taxes, deprecation & amortization (sometimes referred to as “EBITDA”), after certain adjustments, as our performance target to determine the size of the semi-annual incentive awards. Actual EBITDA results are adjusted:

▪
Downward, if the seasonal final aged inventory exceeds 7% of total inventory as indicated on our financial statements. The aged inventory adjustment is designed as an incentive to keep inventory as current as possible in order to maintain the value of our inventory, which is one of our principal assets.

▪
Upward or downward, in the event that store closing levels are above or below previously estimated planned closings. This insures that our executives are neither advantaged nor disadvantaged by Kmart’s decisions to close more or fewer stores than planned at the beginning of the performance period.

▪	Upward or downward, if unexpected bankruptcy related charges or professional fees are above or below planned levels.

All adjustments are made pursuant to formulas approved by the Compensation Committee.

We believe these stated adjustments help achieve the performance objectives that the plan is designed to encourage.

Incentive Opportunities at Target EBITDA. Incentive opportunities under our performance-based incentive plan are based on the particular adjusted EBITDA targets established by the Compensation Committee. If adjusted EBITDA equals or exceeds established levels, incentive awards are determined based directly on a designated percentage of base salary for each named executive officer. In the fall of 2006, the Compensation Committee established the actual designated percentages of base salary for each named executive officer at levels intended to ensure competitiveness with the market peer group.

The Compensation Committee may increase an incentive percentage above the percentage originally included in that executive’s employment agreement if it deems such increase appropriate. In the fall of 2006, the Compensation Committee determined to increase Mr. Lynch’s incentive opportunity by five percentage points (effective January 1, 2007) in order to reflect his new increased responsibilities as Chief Financial Officer for the Company. Following the Compensation Committee’s review of executive compensation in both 2007 and 2008, the Committee determined not to increase any other named executive officer’s incentive percentage during 2007 or in 2008 based on the Committee’s continued belief that the target levels established in 2006 were sufficiently competitive with the market peer group. For 2007, the annual incentive award opportunities, expressed as a percentage of base salary, for our participating named executive officers, were as follows:

▪	Mr. Shepard – 100%;
▪	Mr. Lynch – 50%;
▪	Mr. Lenich – 50%;
▪	Ms. Richards – 50%; and
▪	Mr. Proffitt – 45%;

Seasonal EBITDA Targets and Payout. Our incentive EBITDA targets are set seasonally, rather than annually. The spring season is January through June and the fall season is July through December. Incentive award payouts are determined by actual adjusted EBITDA results compared against the targets pre-established by the Compensation Committee for each season. Payouts are determined based on where actual adjusted EBITDA results fall in comparison to “Threshold,” “Target,” and “Maximum” performance.

The incentive award paid out for each season is equal to the percentage indicated above multiplied by one-half of the named executive officer’s annual base salary (because each season is one-half of a year) and then multiplying the product by the following scale:

▪	Maximum: 200% payout;
▪	Target: 100% payout (when the “plan” is achieved); and
▪	Threshold: 50% payout.

Threshold performance is required to earn the minimum award available. Performance that falls between Threshold and Target or between Target and Maximum are determined on a straight-line basis to the nearest whole percentage point.

Our independent auditors review the actual calculation of payouts and those results are presented to the Compensation Committee for approval.

2007 Targets and Payouts. Target adjusted EBITDA performance established for 2007 was a planned amount, which corresponded to the financial plan approved by the Board for fiscal 2007. Actual adjustments to EBITDA in both the spring and the fall season included downward adjustments for store closings, since fewer stores were closed than planned, as well as downward adjustments for bankruptcy related fees and claims, which were less than planned.

For the spring 2007 season, Target adjusted EBITDA performance was $23,700,000, Maximum adjusted EBITDA performance was $32,000,000, and Threshold adjusted EBITDA performance was $17,780,000. Actual adjusted EBITDA performance for the spring 2007 season was $26,087,000, which resulted in a 129% payout. For the fall 2007 season, Target adjusted EBITDA performance was $29,100,000, Maximum adjusted EBITDA performance was $39,290,000 and Threshold adjusted EBITDA performance was $21,830,000. Actual adjusted EBITDA performance was $35,578,000, which resulted in a 163% payout.

Incentive awards made to each of the named executive officers for the year ended December 29, 2007 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below. The range of possible payouts which were available for fiscal 2007 under the incentive plan is reflected under the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns of the Fiscal Year 2007 Grants of Plan Based Awards Table below.

Adjusted EBITDA for the Spring 2008 Performance Cycle. As noted above, EBITDA will continue to be utilized as the applicable performance metric for the spring 2008 performance cycle of our incentive plan. For the spring 2008 cycle, the calculation of adjusted EBITDA will continue to exclude the impact of store closing levels that are above or below previously estimated planned closings, as well as unexpected bankruptcy related charges and any professional fees that are above or below planned levels.  In accordance with the Compensation Committee’s determinations, adjusted EBITDA for the spring 2008 cycle will also exclude the financial impact of certain events associated with the currently anticipated wind down of the Company’s business upon the scheduled termination of the Kmart Agreement at the end of December 2008.  The Compensation Committee believes that these adjustments to EBITDA are more likely to result in an incentive award based upon the target adjusted EBITDA performance levels that correspond to the financial plan for 2008, rather then on unique financial occurrences related to the currently anticipated wind down of our business.  As a result, adjusted EBITDA for the spring 2008 cycle will exclude certain events directly related to the Company’s preparations to wind down its business including, gains or losses on sales of the Company’s assets, any gains from the termination of the Company’s retiree medical plan and severance-related charges for planned staff reductions in 2008. In addition, the Compensation Committee has determined that EBITDA will be adjusted downward if aged inventory exceeds 5% of total inventory at the end of December 2008 and will exclude any financial gains or losses recognized as a result of any change to the normal method of calculating aged inventory reserves. These modifications are intended to provide additional incentive to our executive officers to maximize stockholder value upon the expiration of the Kmart Agreement, as Kmart has agreed to purchase the inventory in our Kmart footwear departments, excluding, at our option, aged inventory, upon expiration of that agreement.

Retention Program.

In order to foster the Company’s objective of retaining its key executives throughout the critical three-year period preceding the termination of the Kmart Agreement, the compensation program combines semi-annual retention payments with severance protection. The severance element of the program consists of lump sum cash payments and, for certain executives, restricted stock that vests upon the occurrence of certain termination events. Each of our named executive officers is entitled to receive retention payments and severance protection, which together we call our “retention program.” The amount to be paid to each named executive officer under each component of the retention program is reflected in his or her employment agreement and was approved by the bankruptcy court.

            We established the retention program to provide short-term financial incentives to our key executives, including our named executive officers, while also providing the executives with a sense of greater financial security given their heightened exposure to possible termination upon the expiration of our agreement with Kmart. The cost of the retention program is intended to be essentially equivalent to the change in control severance plan it replaced (see discussion under “Severance Payments” below). Each individual component of the retention program is explained below.

Retention Payments. As part of our retention program, our named executive officers receive a semi-annual retention payment in cash in July and December of each year from 2006 through 2008. As a result of the negotiations with the Equity Committee during our bankruptcy proceedings and as approved as part of our Plan of Reorganization, the amount of the retention payment for each named executive officer was the same amount as the retention payment approved by the bankruptcy court for payment during 2005. However, any retention payments actually made to our named executive officers will be deducted from any lump sum cash severance payment received by the executive upon the occurrence of certain employment termination events, as further discussed below. The Compensation Committee increased the annual retention plan payments for 2007 and 2008 for Mr. Lynch from $87,745 to $100,000 in order to reflect his new increased responsibilities as Chief Financial Officer.

Retention payments are made according to this schedule as long as the named executive officer remains employed through each payment date. However, as mentioned above, upon the occurrence of certain employment termination events, our named executive officers would, in effect, receive a lump sum payment of any unpaid retention payments due in 2007 and 2008 at the time of termination as part of their lump sum cash severance payment. The payments were designed to mitigate the effects of the uncertainties facing Footstar by providing incentives for certain key associates, including our named executive officers, to remain employed with the Company through the expiration of the Kmart Agreement. A description of the triggering events that would cause the Company to pay our named executive officers this amount is included under the heading “Potential Payments Upon Termination or Change in Control” below.

Retention payments made to our named executive officers in 2007 are reflected in the “Bonus” column of the Summary Compensation Table below.

Severance Payments. As part of our retention program, our named executive officers are entitled to receive a lump sum cash severance payment, and in the case of the named executive officers who also participate in our Supplemental Retirement Plan (SERP), the release of restrictions on shares of restricted Common Stock granted at the time of our bankruptcy emergence, upon the occurrence of certain employment termination events. Restricted stock was granted in lieu of a portion of the lump sum cash severance payment due upon the occurrence of certain employment termination events. We believed that it was important to offer these competitive levels of severance protection in order to retain our key executives by providing them with a sense of financial security in light of the uncertainties facing the Company.

            As described below, the lump sum cash severance payment levels and the number of restricted shares granted as part of the retention program were established using a formula based upon a number of factors negotiated with the Equity Committee and approved as part of the Plan of Reorganization.

Prior to filing for bankruptcy, Mr. Shepard, Mr. Lenich, Ms. Richards and Mr. Proffitt were each parties to individual employment or change in control agreements with the Company, which provided severance benefits of two times base salary plus target bonus in the event of an involuntary termination following a change in control.

In May 2004, the bankruptcy court approved fixed dollar basic severance benefits (“Basic Severance”) equivalent to 18 months of base salary plus target bonus for Mr. Shepard and Ms. Richards, 12 months base salary and target bonus for Mr. Lenich and Mr. Proffitt and 6 months base salary and target bonus for Mr. Lynch.

In December 2004, the bankruptcy court ordered that the severance due upon an involuntary termination following a change in control (“Change in Control Severance”) be set at two years base salary plus target bonus for Mr. Shepard and eighteen months base salary plus target bonus for the other named executive officers.

As a result of negotiations with the Equity Committee, and as approved in our Plan of Reorganization, it was agreed that the lump sum severance amount that an executive officer would be entitled to receive under our retention program upon the occurrence of certain termination events would be the value of the Change in Control Severance approved by the bankruptcy court in December 2004 minus the value of all semi-annual retention payments that had been previously made to the executive officer in 2006 through 2008, as described above.

In addition, each SERP participant agreed to receive a portion of this severance payment in the form of restricted stock. The amount of severance converted to restricted stock for each of the four executives was the difference between the amount of the Change in Control Severance approved by the bankruptcy court in December 2004 and the value of their Basic Severance approved by the bankruptcy court in May 2004. The number of restricted shares issued was determined by dividing this difference by $5.00, as agreed upon with the Equity Committee.

The amount of severance due, including restricted stock, was set at a fixed amount for each executive officer in their employment agreement.

Accordingly, effective upon the Company’s emergence from bankruptcy on February 7, 2006, Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards were granted an award of restricted Common Stock, which comprises part of their severance payment. Each of these named executive officers has all of the rights of a stockholder of the Company with respect to the restricted Common Stock, including the right to vote the stock and receive dividends. As a result, each of these named executive officers was entitled to receive the $5.00 per share cash distribution declared by our Board in March 2007 to be paid on an equal basis on April 30, 2007 to all stockholders of record as of the close of business on April 13, 2007.  The value of the cash distribution to each named executive officer that was granted an award of restricted Common Stock is included under the “All Other Compensation” column of the Summary Compensation Table below.

The restrictions on the stock will only lapse upon the occurrence of certain employment termination triggering events. A description of the triggering events which would entitle our named executive officers to severance payments is included under the heading “Potential Payments Upon Termination or Change in Control” below.

Supplemental Executive Retirement Plan.

Our SERP was instituted in 1996 and was originally designed to offer key senior executives a competitive level of retirement income. We also intended the SERP to act as additional incentive to these executives to continue their employment with the Company, thereby assuring orderly management succession. Eligibility for participation in the SERP was limited to executives designated by our Compensation Committee.

While the Company was in bankruptcy, the bankruptcy court authorized the Company to continue to honor its obligations under the SERP, subject to certain modifications. No new participants were to be added to the SERP. Of our named executive officers, Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards were participants in the SERP when the plan was closed to new participants. Under the court-ordered modification, future benefit calculations were to reflect the current salary levels, but annual incentive award levels for benefit calculation purposes were capped at 2004 levels (i.e., 65%, 50%, 45% and 50% for Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards, respectively). In connection with the Company’s emergence from bankruptcy, it was further ordered by the bankruptcy court that no participant could receive “normal retirement benefits” under the SERP until the expiration or earlier termination of the Kmart Agreement. This means that even if a named executive officer reaches age 60 and has ten years of credited service with the Company (which is the “normal retirement” condition under the SERP) his or her right to begin receiving his or her SERP benefits is suspended until our agreement with Kmart terminates. Participating named executive officers who have reached the age of 55 (but have not reached “normal” retirement age) and who have at least ten years of credited service with the Company, however, may be entitled to receive a lump sum cash payment of their accrued SERP benefit if the Compensation Committee approves that person’s early retirement. Of our named executive officers, only Mr. Shepard could currently be eligible for approved early retirement, if he receives approval from our Compensation Committee.

Named executive officers who participate in the SERP are entitled to a lump sum cash payment of their accrued SERP benefit upon the occurrence of certain termination triggering events. The manner of calculating this lump sum payment is described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table below and a description of the triggering events which would cause the Company to pay participating named executive officer’s this amount are described under the heading “Potential Payments Upon Termination or Change in Control” below.

Benefits.

We provide the opportunity for all full-time associates, including our executive officers, to participate in medical, dental, disability, basic, supplemental, and dependent life insurance, business travel accident insurance, and our 401(k) Profit Sharing Plan. Our 401(k) Profit Sharing Plan includes a profit sharing component under which the Company provides an additional match of between .50% to 2.00% of eligible compensation to all participating full-time associates upon the achievement certain pre-established EBITDA goals.  For 2007, the profit sharing allocation was 1.46% of eligible compensation. We also provide short-term and long-term disability coverage, vacation and other paid holidays to eligible associates, including the named executive officers. These benefit programs are designed to provide certain basic quality of life benefits and financial protection to Footstar associates and their eligible dependents. We believe these benefits are both reasonable and generally comparable to benefits offered at other similar-sized retail organizations.

Footstar’s retiree medical plan, which was frozen to new participants in 1992, was terminated by the Board in April 2008 (effective June 2008) in connection with the anticipated wind-down of our current footwear business following the termination of the Kmart Agreement by no later than December 31, 2008.  Mr. Proffitt was the only named executive officer that would have been entitled to benefits under the retiree medical plan, but for its termination.

Perquisites.

We do not provide significant perquisites or personal benefits to our executives. The perquisites we do provide include: excess long-term disability benefits, financial planning services (including tax preparation), and executive physicals. We also provide a tax gross-up to reimburse our executives for any additional tax liability incurred by reason of either excess disability benefits or financial planning services.

The cost of the perquisites for our named executive officers is included in the “All Other Compensation” column of the Summary Compensation Table below.

Key Employee Retention Plan Payments in Fiscal 2006

Early in our bankruptcy proceeding, we identified key employees who we believed were critical to the preservation of the value of the Company. In May 2004, the bankruptcy court approved a Key Employee Retention Plan (“KERP”), which was designed to encourage key employees to remain employed by us throughout the reorganization process. Under the terms of his or her employment agreement, each of our named executive officers was entitled to receive any outstanding KERP payments following our emergence from bankruptcy.  KERP payments were made in 2006 upon the Company’s emergence from bankruptcy and are included as compensation under the “Bonus” column of the Summary Compensation Table for fiscal year 2006 below.

 Long Term Incentives-Stock Options-Stock Grants

We do not currently have a long term stock grant or stock option program in effect for key executives, including our named executive officers. The restricted stock grants, discussed under the “Retention Program” section above, were made to four of the named executive officers when the Company emerged from bankruptcy and are part of the severance package for these named executive officers.

Two earlier stock programs, designed in 1996 to provide eligible associates the opportunity to achieve a financial stake in the Company, the Switch-To-Equity-Plan (“STEP”) and the Career Equity Plan (“CEP”), were discontinued in 2003. Mr. Shepard, Mr. Proffitt and Ms. Richards participated in the STEP and CEP programs.

Under the STEP program, associates could make annual elections to defer for a period of five years, up to 75% of any annual incentive award earned in deferred shares of Company Common Stock. The Company would match 50% of this associate deferral in shares of deferred Common Stock. The associate’s right to receive the Company match required continuous employment until the end of the five year vesting period. The final distribution of STEP shares was made on March 26, 2008. Under the CEP program, selected executives were eligible to receive awards which were based on achieving pre-selected performance metrics in three-year rolling performance cycles. Payouts under the CEP program were paid 50% in cash, 25% in deferred shares that vested in five years and 25% in deferred shares that vested at retirement. As described in more detail under “Potential Payments Upon Termination or Change in Control” below, under the terms of our named executive officer’s employment agreements, had a termination event occurred on the last day fiscal 2007, STEP and CEP shares: (i) would be subject to accelerated vesting in the event that the executive is terminated other than for cause and (ii) would continue to vest as though the executive was still employed by the Company in the event of the executive’s normal or approved early retirement.

Dividend equivalents are paid on STEP and CEP shares, but pursuant to the terms of these programs, any dividend equivalents are mandatorily reinvested into additional deferred shares of Common Stock which are paid out at the same time the underlying shares.  Accordingly, the cash distribution of $5.00 per share, which was made by the Company on April 30, 2007 on an equal basis to all stockholders of record as of April 13, 2007, was paid to STEP and CEP program participants as a dividend equivalent and was mandatorily reinvested into additional shares of Company Common Stock that were credited to the participant’s account.  Additional STEP and CEP shares received as a result of the cash distribution are paid out at the same time as the underlying shares.  The value of the cash distribution to each named executive officer that participated in the STEP and CEP programs is included under the “All Other Compensation” column of the Summary Compensation Table below.

Shares that vested under these programs in 2007 are included in Option Exercises and Stock Vested in Fiscal Year 2007 below and shares subject to vesting are included in Outstanding Equity Awards at Fiscal Year-End 2007 below.

Stock and Option Grant Policy

Any future equity grants will require approval by the Compensation Committee. In setting the grant price, the Compensation Committee intends to use the average of the highest and lowest stock bid price on the date the grant is approved by the Compensation Committee.

With the exception of the shares received in 2007 by certain named executive officers following the mandatory reinvestment of the cash distribution paid by the Company on April 30, 2007 on shares held under the STEP and CEP programs (as described under “Long Term Incentives-Stock Options-Stock Grants” above) and the four equity grants made in 2006 (described under “Retention Program” above), no equity grants have been made to named executive officers or other key associates since 2002.

Tax and Accounting Considerations

The Compensation Committee considers the deductibility of executive compensation under IRC Section 162(m), which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain executives. The Compensation Committee’s general policy is to structure executive compensation to be tax deductible. The Compensation Committee also believes that under some circumstances, such as to attract or retain key executives or to recognize outstanding performance, it may be important to compensate one or more key executives above tax deductible limits.

Stock Ownership Guidelines

The Company has determined not to establish share ownership requirements for its executives given its recent emergence from bankruptcy and the challenges facing the Company through the term of the Kmart Agreement. However, as noted under the “Retention Program” section above, the severance package for several of our named executive officers consists of restricted stock. These restrictions will not lapse while the executive remains employed with the Company.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 29, 2007 and December 30, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($) (4)	Change in Pension Value & Non-qualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)	TOTAL ($)
Jeffrey A. Shepard President & Chief Executive Officer	2007	$676,000	$316,876	$234,425	$17,211	$986,960	$563,853	$831,559 (6)	$3,626,884
	2006	$670,000	$1,068,601	$229,041	$138,379	$1,300,000	$355,349	$103,324	$3,864,694
Michael Lynch Senior Vice President & Chief Financial Officer	2007	$325,000	$93,873	$0	$538	$237,251	$0	$11,035 (7)	$667,697
	2006	$281,646	$124,745	$0	$9,810	$241,020	$0	$11,900	$669,121
William Lenich Executive Vice President Merchandizing	2007	$504,000	$161,666	$196,204	$0	$367,920	$142,676	$638,655(8)	$2,011,121
	2006	$499,616	$280,666	$179,854	$0	$485,000	$105,624	$30,769	$1,581,529
Maureen Richards Senior Vice President, General Counsel & Corporate Secretary	2007	$354,000	$123,750	$9,654	$6,024	$258,420	$193,549	$67,695(9)	$1,013,092
	2006	$350,769	$536,250	$12,766	$48,433	$340,000	$111,246	$27,634	$1,427,098
Randall Proffitt Senior Vice President Store Operations	2007	$321,000	$101,082	$121,972	$3,442	$210,897	$209,744	$404,210 (10)	$1,372,347
	2006	$318,808	$168,582	$114,818	$27,676	$280,350	$153,286	$19,605	$1,083,125

(1)	The amounts in this column for 2007 represent the fixed, semi-annual retention payments each named executive officer receives under the terms of his or her employment agreement with the Company.

(2)
The amounts in this column reflect the dollar amount recognized in the indicated fiscal year for financial statement reporting purposes, calculated in accordance with FAS 123R (excluding the impact of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in calculating these values may be found in Note 18 to our audited financial statements in the Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008.

Certain named executive officers received a restricted stock grant on February 7, 2006 valued at $4.45 per share. The price was determined based upon Footstar’s average of the highest and the lowest stock price on the date of grant.  Such restrictions will be lifted only upon involuntary termination for reasons other than for “cause” or upon approved early or normal retirement after the expiration of the Kmart Agreement or the original term of the executive’s employment agreement, whichever is earlier.  Twelve/ thirty-fifths (12/35ths) of the grant was recognized in fiscal year 2007 for financial statement reporting purposes calculated in accordance with FAS 123R.  The amounts reflected in this column also include the amounts recognized in fiscal year 2007 for financial statement reporting purposes calculated in accordance with FAS 123R for deferred shares granted prior to 2003 under the Career-Equity Plan (“CEP”) and the Switch to Equity Plan (“STEP”).

▪	Mr. Shepard: $210,363 Restricted Stock, $1,990 CEP and $22,072 STEP
▪	Mr. Lenich: $196,204 Restricted Stock
▪	Ms. Richards: $7,282 Restricted Stock, $868 CEP and $1,504 STEP
▪	Mr. Proffitt: $118,455 Restricted Stock, $682 CEP and $2,835 STEP

NOTE:
The amounts reported in this column for 2006 were updated to correct an error in the FAS 123R calculation for the STEP and CEP Plans for that period.  Mr. Shepard’s amount changed from $52,671 which was originally reported to $36,208, Ms. Richards’ amount changed from $8,805 which was originally reported to $6,091 and Mr. Proffitt’s amount changed from $5,093 which was originally reported to $6,234.

(3)
The amounts reflected in this column reflect the dollar amount recognized for financial statement reporting purposes in 2007 (for options granted in 2002) and in 2006 (for options granted in 2001 and 2002), calculated in accordance with FAS 123R (excluding the impact of forfeitures related to service-based vesting conditions). A discussion of the assumptions used in calculating these values may be found in Note 18 of our audited financial statements in the Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008.

(4)
Reflects the amount awarded under the Company’s semi-annual non-equity incentive program.  In 2007, the spring season award was at 129% of the target award and the fall season award was at 163% of the target award.

(5)
Reflects the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the Supplemental Executive Retirement Plan (which, for 2007, represents the change in value between November 30, 2006 and December 31, 2007, the pension plan measurement dates used for the Company’s financial statement reporting purposes).  The Company does not offer any Non-Qualified Deferred Compensation Plans.

(6)
Mr. Shepard’s “All Other Compensation” amount for 2007 includes: $12,285 for participation in the Company’s 401(k) Profit Sharing Plan ($9,000 represents the Company employee contribution match under the plan and $3,285 represents the tax-deferred profit sharing component calculated at 1.46% of eligible compensation); $14,420 for financial planning and tax preparation ($10,500 for services provided and $3,920 for the tax gross-up on the financial planning portion); $2,500 for an executive physical; $59,567 for excess executive long-term disability ($32,756 for premiums and $26,811 in tax gross-ups paid by the Company).  The premium was determined based upon the difference between the maximum covered compensation under the group plan (a maximum of $41,666 of monthly compensation) and Mr. Shepard’s actual monthly compensation calculated using current base salary and target bonus which was $112,666.  The premium of $32,756 covers the $71,000 difference.  The premium was then grossed-up at 35% to cover Mr. Shepard’s tax liability.

This amount also includes the following amounts received as a result of the $5.00 per share cash distribution paid by the Company on April 30, 2007 on an equal basis to all stockholders of record: (1) $650,000 paid on 130,000 shares of restricted stock; (2) $67,580 paid on 13,516 previously granted Company matching STEP shares (which, per the terms of that program, was re-invested into 15,716 additional STEP shares that vested on March 26, 2008); and (3) $25,207 paid on 5,041 previously granted CEP retirement shares (which, per the terms of that program, was re-invested into 5,862 additional CEP shares that will vest at retirement or upon other defined termination events).

(7)
Mr. Lynch’s “All Other Compensation” amount for 2007 includes $11,035 for participation in the Company’s 401(k) Profit Sharing Plan ($7,750 represents the Company employee contribution match under the plan and $3,285 represents the tax-deferred profit sharing component calculated at 1.46% of eligible compensation).

(8)
Mr. Lenich’s “All Other Compensation” amount for 2007 includes: $12,285 for participation in the Company’s 401(k) Profit Sharing Plan ($9,000 represents the Company employee contribution match under the plan and $3,285 represents the tax-deferred profit sharing component calculated at 1.46% of eligible compensation); $14,040 for excess executive long-term disability; and $6,080 for tax preparation.

This amount also includes the following amounts received as a result of the $5.00 per share cash distribution paid by the Company on April 30, 2007 on an equal basis to all stockholders of record: (1) $606,250 paid on 121,250 shares of restricted stock.

(9)
Ms. Richards’ “All Other Compensation” amount for 2007 includes: $12,285 for participation in the Company’s 401(k) Profit Sharing Plan ($9,000 represents the Company employee contribution match under the plan and $3,285 represents the tax-deferred profit sharing component calculated at 1.46% of eligible compensation); $2,211 for excess executive long-term disability;  $11,795 for financial planning and tax preparation ($8,000 for services provided and $3,795 in tax gross-ups paid by the Company on the financial planning portion) and $2,500 for an executive physical.

This amount also includes the following amounts received as a result of the $5.00 per share cash distribution paid by the Company on April 30, 2007 on an equal basis to all stockholders of record: (1) $22,500 paid on 4,500 shares of restricted stock; (2) $4,605 paid on 921 previously granted Company matching STEP shares (which, per the terms of that program, was re-invested into 1,071 additional STEP shares that vested on March 26, 2008); and (3) $11,799 paid on 2,360 previously granted CEP retirement shares (which, per the terms of that program, was re-invested into 2,744 additional CEP shares that will vest at retirement or upon other defined termination events).

(10)
Mr. Proffitt’s “All Other Compensation” amount for 2007 includes: $12,285 for participation in the Company’s 401(k) Profit Sharing Plan ($9,000 represents the Company employee contribution match under the plan and $3,285 represents the tax-deferred profit sharing component calculated at 1.46% of eligible compensation); $5,450 for tax planning; and $2,500 for an executive physical.

This amount also includes the following amounts received as a result of the $5.00 per share cash distribution paid by the Company on April 30, 2007 on an equal basis to all stockholders of record: (1) $366,015 paid on 73,203 shares of restricted stock; (2) $8,680 paid on 1,736 previously granted Company matching STEP shares (which, per the terms of that program, was re-invested into 2,019 additional STEP shares that vested on March 26, 2008); and (3) $9,280 paid on 1,856 previously granted CEP retirement shares (which, per the terms of that program, was re-invested into 2,158 additional CEP shares that will vest at retirement or upon other defined termination events).

Employment Agreements or Arrangements

All of our named executive officers are subject to employment agreements with the Company. Additional details regarding each named executive officer’s rights upon termination and the restrictive covenants contained in each named executive officer’s employment agreement are described under the heading “Potential Payments Upon Termination or Change in Control” below.

Mr. Shepard. Mr. Shepard and the Company entered into an employment agreement on October 28, 2005. The term of Mr. Shepard’s employment under the agreement commenced upon the effective date of the Company’s Plan of Reorganization, which was February 7, 2006. On that date, Mr. Shepard became the Company’s Chief Executive Officer and President of the Company and waived his rights under his former employment agreement with the Company.

Mr. Shepard’s employment agreement is for a term ending on December 31, 2008, and is subject to automatic renewal for successive one year terms unless either the Company or Mr. Shepard notifies the other party in writing at least 90 days prior to expiration that he or it is electing to terminate the agreement at the expiration of the then current term of employment. Mr. Shepard’s employment agreement provides for payment of an annual base salary that will be reviewed at the discretion of the Compensation Committee, but limits any reduction in base salary during the term of the agreement. His current annual base salary is $676,000. Mr. Shepard is entitled to participate in the Company’s semi-annual cash incentive program, under which he may earn at least 100% of his base salary per year if certain targets are achieved. Mr. Shepard may continue to accrue benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”), as modified during the bankruptcy proceedings and as further described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table below. In accordance with the terms of his agreement, Mr. Shepard received retention payments in the amount of $158,437.50 in July and December of 2006 and 2007 and will receive retention payments in at least the same amount and on the same dates in 2008, subject to certain employment continuation conditions. Upon the Company’s emergence from bankruptcy, Mr. Shepard received a Key Employee Retention Plan payment of $751,725, which had been approved, but not yet paid, under an order entered in the bankruptcy court on May 6, 2004 and a restricted stock grant of 130,000 shares of the Company’s Common Stock. The circumstances under which the restrictions will lapse are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” below, where other payments and benefits payable to Mr. Shepard upon the occurrence of certain triggering events are further described.

If payments made to Mr. Shepard under the employment agreement become subject to excise tax, the Company will make an additional “gross up” payment sufficient to ensure that the net after-tax amount retained by Mr. Shepard (taking into account all taxes including those on the gross up payment) is the same as would have been the case had such excise tax not applied.

The agreement obligates the Company to indemnify Mr. Shepard to the fullest extent permitted by law including the advancement of expenses.

Employment Agreements with Messrs. Lynch, Lenich, Proffitt and Ms. Richards. On December 16, 2005, the Company entered into employment agreements with Messrs. Lynch, Lenich, Proffitt and Ms. Richards, our other current named executive officers. Except as noted below, the material terms of the agreements are substantially similar. The term of each of these named executive officers’ employment under the agreements commenced upon the effective date of the Company’s Plan of Reorganization, which was February 7, 2006. On that date, Mr. Lenich, Mr. Proffitt and Ms. Richards each waived their rights under their former employment or change in control agreements with the Company. Mr. Lynch was not previously subject to an employment or change in control agreement with the Company.

The original term of employment under each of the agreements ends on December 31, 2008. The term of employment will be automatically renewed for successive one-year terms unless at least 60 days prior to the expiration of the original term of employment or any renewal term, either the executive or the Company notifies the other party in writing that he or it is electing to terminate at the expiration of the then current term of employment.

The employment agreements provide for payment of an annual base salary that will be reviewed at the discretion of the Compensation Committee, but limit any reduction in base salary during the term of the agreement. The current annual base salaries are: Mr. Lynch – $325,000; Mr. Lenich – $504,000; Ms. Richards – $354,000; and Mr. Proffitt – $321,000. Each executive is entitled to participate in the Company’s semi-annual cash incentive program under which the executive is afforded the opportunity to earn not less then a set percentage of their base salary per year if certain targets are achieved. The minimum percentages of base salary that each executive may earn under the individual terms of the agreements are as follows: Mr. Lenich – 50%; Ms. Richards – 50%; and Mr. Proffitt – 45%. Under the terms of his agreement, Mr. Lynch was entitled to earn not less then 45% of his base salary per year if the targets were achieved, but the Compensation Committee increased this amount to 50% (effective in 2007) to reflect his new responsibilities as the Company’s Chief Financial Officer. Each executive received in July and December of 2006 and 2007 the retention payment indicated in the executive’s individual agreement, except that in 2006 (effective in 2007), the Compensation Committee increased Mr. Lynch’s semi-annual retention bonus from $43,873 to $50,000 to reflect his new responsibilities as the Company’s Chief Financial Officer. The minimum semi-annual retention payments to be paid under the individual terms of the agreements are as follows: Mr. Lenich – $80,833; Ms. Richards – $61,875; and Mr. Proffitt – $50,541. Each executive is entitled to retention payments of at least these minimum amounts upon the same dates in 2008, subject to certain employment continuation conditions.

Under the terms of the agreements each executive was entitled to receive, upon the Company’s emergence from bankruptcy, payment of the Key Employee Retention Plan amounts, which had been approved, but not yet paid, under an order entered in the bankruptcy court on May 6, 2004. In February 2006, upon the Company’s emergence from bankruptcy, the following amounts were paid to each executive in accordance with the order from the bankruptcy court: Mr. Lynch – $37,000; Mr. Lenich – $119,000; Ms. Richards – $412,500; and Mr. Proffitt – $67,500.

Under the terms of their agreements, Messrs. Lenich and Proffitt and Ms. Richards are entitled to continue to accrue benefits under the Company’s Supplemental Executive Retirement Plan, as modified during the Company’s bankruptcy proceedings and as further described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table below. Messrs. Lenich and Proffitt and Ms. Richards received a restricted stock grant on February 7, 2006, which was the date of the Company’s emergence from its bankruptcy proceedings pursuant to the Company’s Plan of Reorganization. The circumstances under which the restrictions will lapse are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” below, where other payments and benefits payable to our named executive officers upon the occurrence of certain triggering events are further described. The restricted stock grant that these executives received under the individual terms of the agreements are: Mr. Lenich – 121,250 shares; Ms. Richards – 4,500 shares; and Mr. Proffitt – 73,203 shares.

The employment agreements provide that if payments made to Mr. Lenich, Mr. Proffitt or Ms. Richards under the employment agreement become subject to excise tax, the Company will make an additional “gross up” payment sufficient to ensure that the net after-tax amount retained by the named executive officer (taking into account all taxes including those on the gross up payment) is the same as would have been the case had such excise tax not applied.

The agreements obligate the Company to indemnify the named executive officers to the fullest extent permitted by law including the advancement of expenses in connection therewith.

Fiscal Year 2007 Grants Of Plan Based Awards Table

The following table provides information concerning the semi-annual performance awards granted in 2007 as well as shares granted in connection with the Career Equity Program (“CEP”) and Company match shares granted in connection with the Switch to Equity Plan (“STEP”) following the mandatory reinvestment of the $5.00 per share cash distribution paid by the Company on April 30, 2007 to all stockholders of record. Additional details regarding these awards are included under “Performance Based Incentive Compensation” and “Long Term Incentives−Stock Options−Stock Grants” in the Compensation Discussion and Analysis above.

Name	Grant Date / Season	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares Of Stock or Units (#) (2)	Grant Date Fair Market Value Of Stock And Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)
Jeffrey A. Shepard	5/1/2007				15,716 (4)	$67,580
	5/1/2007				5,862 (5)	$25,207
	Spring	$169,000	$338,000	$676,000
	Fall	$169,000	$338,000	$676,000
Michael Lynch	Spring	$40,625	$81,250	$162,500
	Fall	$40,625	$81,250	$162,500
William Lenich	Spring	$63,000	$126,000	$252,000
	Fall	$63,000	$126,000	$252,000
Maureen Richards	5/1/2007				1,071 (4)	$4,605
	5/1/2007				2,744 (5)	$11,799
	Spring	$44,250	$88,500	$177,000
	Fall	$44,250	$88,500	$177,000
Randall Proffitt	5/1/2007				2,019 (4)	$8,680
	5/1/2007				2,158 (5)	$9,280
	Spring	$36,113	$72,225	$144,450
	Fall	$36,113	$72,225	$144,450

(1)   These columns show the range of total cash payouts targeted for the performance periods of January through June (the spring performance period) and July through December (the fall performance period) under the Company’s semi-annual performance based incentive plan as described in the section titled “Performance-Based Incentive Compensation” in the Compensation Discussion and Analysis.  Based on the metrics described in that section, performance levels entitling the executives to a 129% of the Target payout was achieved for the spring performance period and 163% of the Target award payout was achieved for the fall performance period.  These amounts are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(2)   All shares reflected in this column were granted under the Company’s 1996 Incentive Compensation Plan, except for 2,019 shares of STEP and 967 shares of CEP for Mr. Proffitt which were granted under the Company’s 2000 Equity Incentive Plan.

(3)   The amounts in this column reflect the full grant date fair value of the deferred shares, computed in accordance with FAS 123R, which was $4.30 per share (based on the average of the highest and the lowest stock bid price on May 1, 2007).

(4)   Before the STEP program was discontinued in 2003, associates could make annual elections to defer for a period of five years up to 75% of any annual cash incentive award earned in deferred shares of Common Stock and the Company would match 50% of this associate deferral in shares of deferred Common Stock. The associate’s right to receive the Company match required continuous employment until the end of the five year vesting period. The last five year vesting period for Company matching shares granted under the STEP program ended on March 26, 2008.  Any dividend equivalents paid on Company matching shares under the STEP program are mandatorily reinvested into shares of deferred Common Stock which vest at the same time the underlying shares are paid.

On April 30, 2007, the Company paid a $5.00 per share cash distribution on an equal basis to all stockholders of record.  The number of deferred shares received by STEP program participants as a result of the mandatory reinvestment of this cash distribution on previously granted STEP program Company match shares is shown in the table above.  STEP program Company match shares held by named executive officers prior to the cash distribution were as follows: Mr. Shepard - 13,516 shares; Ms. Richards - 921 shares; and Mr. Proffitt - 1,736 shares.  All STEP program shares vested on March 26, 2008.

The value of the cash distribution on the STEP program Company match shares is included in the “All Other Compensation” column of the Summary Compensation Table above. Additional details regarding the STEP program are included above in the section titled “Long Term Incentives−Stock Options−Stock Grants” in the Compensation Discussion and Analysis.

(5)   Before the CEP program was discontinued in 2003, selected executives were eligible to receive awards which were based on achieving pre-selected performance metrics in three-year rolling performance cycles. Payouts under the CEP program were paid 50% in cash, 25% in deferred shares that vested in five years and 25% in deferred shares that will vest upon retirement or termination of employment other than for cause.  Any dividend equivalents paid on deferred CEP program shares are mandatorily reinvested into shares of deferred Common Stock which vest at the same time the underlying shares vest.

On April 30, 2007, the Company paid a $5.00 per share cash distribution on an equal basis to all stockholders of record.  The number of shares received by CEP program participants as a result of the mandatory reinvestment of this cash distribution on previously granted CEP program deferred shares is shown in the table above.  CEP program deferred shares held by named executive officers prior to the cash distribution were as follows: Mr. Shepard - 5,041 shares; Ms. Richards - 2,360 shares; and Mr. Proffitt - 1,856 shares.  All unvested CEP program shares will vest upon the participant’s retirement or termination of employment other than for cause.

The value of the cash distribution on the CEP program deferred shares is included in the “All Other Compensation” column of the Summary Compensation Table above. Additional details regarding the CEP program are included above in the section titled “Long Term Incentives−Stock Options−Stock Grants” in the Compensation Discussion and Analysis.

Outstanding Equity Awards At Fiscal Year-End 2007

The table below reflects all outstanding equity awards for named executive officers as of December 29, 2007.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) *		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey A.					130,000	(1)	$611,000
Shepard					29,232	(2)	$137,390
					10,904	(3)	$51,249
	36,169	0	$26.10	2/27/2012
	3,831	0	$26.10	2/27/2012
	37,835	0	$46.18	2/26/2011
	2,165	0	$46.18	2/26/2011
	31,403	0	$21.75	3/10/2010
	4,597	0	$21.75	3/10/2010
	16,800	0	$25.16	3/2/2009
	3,975	0	$25.16	3/2/2009
Michael	1,250	0	$26.10	2/27/2012
Lynch	2,125	0	$33.52	11/21/2011
William Lenich					121,250	(1)	$569,875
Maureen					4,500	(1)	$21,150
Richards					1,992	(2)	$9,362
					5,104	(3)	$23,989
	3,831	0	$26.10	2/27/2012
	10,169	0	$26.10	2/27/2012
	11,835	0	$46.18	2/26/2011
	2,165	0	$46.18	2/26/2011
	13,003	0	$21.75	3/10/2010
	4,597	0	$21.75	3/10/2010
	13,300	0	$25.16	3/2/2009
	3,975	0	$25.16	3/2/2009
Randall					73,203	(1)	$344,054
Proffitt					3,755	(2)	$17,649
					4,014	(3)	$18,866
	8,000	0	$26.10	2/27/2012
	8,000	0	$46.18	2/26/2011
	7,200	0	$21.75	3/10/2010
	5,100	0	$25.16	3/2/2009

*	The closing market price of Footstar stock on 12/28/07 ($4.70) was used to determine the value of unvested stock award grants to be paid after 12/29/07.

(1)	Restricted shares approved pursuant to Footstar's Plan of Reorganization which will vest only upon certain termination events.

(2)	Company match shares held under the STEP program which vested on 3/26/08.

(3)	CEP awards which will vest upon retirement or termination of employment other than for cause.

Option Exercises And Stock Vested Table In Fiscal Year 2007

The stock awards in the table below are from the CEP program, which was discontinued in 2003.  The "Value Realized on Vesting" column reflects payouts from grants that vested in fiscal 2007 in accordance with the terms of the program. For fiscal 2007, no awards under the STEP program vested.  Additional details regarding these programs are available under “Long Term Incentive-Stock Options-Stock Grants” in the Compensation Discussion and Analysis above.

Name	STOCK AWARDS
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jeffrey A. Shepard	1,220	$8,015 (2)
Michael Lynch	0	$0 (3)
William Lenich	0	$0 (3)
Maureen Richards	532	$3,495 (2)
Randall Proffitt	418	$2,746 (2)

(1)	The values realized on vesting reflected in this column were calculated based on the average of the highest and lowest stock bid price on the vesting date of 2/27/07, which was $6.57.

(2)	Represents the CEP distribution of shares which vested on 2/27/07.

(3)	These NEOs were not participants in either the STEP or CEP program.

2007 Pension Benefits Table

The following table shows present value of accumulated benefits that named executive officers are entitled to under the Supplemental Executive Retirement Plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey A. Shepard	Supplemental Executive Retirement Plan	11	$3,693,643	$0
Michael Lynch (1)	N/A	-	-	-
William Lenich	Supplemental Executive Retirement Plan	5	$554,414	$0
Maureen Richards	Supplemental Executive Retirement Plan	11	$1,381,694	$0
Randall Proffitt	Supplemental Executive Retirement Plan	11	$1,409,683	$0

(1) Mr. Lynch is not eligible for any benefits under the SERP.

Supplemental Executive Retirement Plan

The Company’s Supplemental Executive Retirement Plan (“SERP”) was instituted in 1996 and provides supplemental benefits to certain senior executive employees whose compensation exceeds the Internal Revenue Service’s limitations for compensation that can be considered under the Company’s 401(k) Profit Sharing Plan.

During our bankruptcy proceedings, the bankruptcy court authorized the following modifications to the SERP, which remained in effect upon our emergence from bankruptcy:

o	The SERP is closed to new participants. At the time the SERP was closed, four of our current named executive officers participated in the SERP: Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards.

o
Calculations for future benefits under the SERP are to reflect each participant’s current salary levels, but bonus levels for the target annual incentive awards used to calculate future benefits are capped at the levels in place in 2004 (i.e., 65%, 50%, 45% and 50% for Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards respectively).

o
Eligibility for participants to receive SERP benefits upon normal retirement was suspended until the expiration or earlier termination of the Kmart Agreement. Under the original terms of the SERP, a participating executive was entitled to receive unreduced benefits upon his or her normal retirement date, which was when the executive reached the age of 60 and had at least ten years of credited service with the Company. Of our participating named executive officers, only Mr. Proffitt would have been eligible for normal retirement benefits under the terms of the unmodified SERP as of December 29, 2007. Under the modifications to the SERP, however, a participant’s SERP benefits will vest upon approved early retirement, which requires approval from our Compensation Committee and that the participant has reached the age of 55 (but has not reached the “normal” retirement age of 60) and has at least ten years of credited service with the Company. As of December 29, 2007, only Mr. Shepard is eligible for approved early retirement if approved by the Compensation Committee. SERP benefits also vest if the Company terminates a participant without cause or if the Company elects not to renew a participant’s employment agreement. The term of each named executive officer’s employment agreement ends on December 31, 2008. If the participant’s employment termination occurs due to constructive termination, death or disability, the participant is also entitled to their SERP benefits. Upon the occurrence of one of these employment termination events, the SERP participant will receive a lump-sum payment of their accrued SERP benefit as described below. A description of the employment termination events that result in the vesting of a participant’s SERP benefits (as well as a quantification of the lump sum amount the participant would have received if the termination event occurred on the last day of fiscal 2007) is included under the “Potential Payments Upon Termination or Change in Control” section below.

Under the SERP, as modified, the annual benefit that would have been payable for the life of the participating executive upon normal retirement is equal to the lesser of (x) or (y) where:

o
(x) is 50% of the average of the participant’s base salary for the highest three years out of the ten years preceding the date of termination, plus the annual target incentive award, based on the bonus level in effect during 2004, and

o
(y) is 2% of the average of the participant’s base salary for the highest three years out of the ten years ending with the year in which the participant terminates employment, plus the participant’s full target annual incentive award in effect during 2004, multiplied by the number of years of credited service with the Company and reduced by the actuarial equivalent of any other retirement benefits that have already been paid to the executive or are vested on the executive’s termination date. For purposes of determining this offset, other retirement benefits do not include pre-tax contributions made by the executive to the Footstar 401(k) Profit Sharing Plan. Therefore, the executive’s benefit under the SERP is only offset by the actuarial equivalent amount of any matching contributions and/or profit sharing contributions (and earnings thereon) made by the Company on a participant’s behalf under the Footstar 401(k) Profit Sharing Plan. The actuarial equivalent of the other retirement benefits is a hypothetical single life annuity calculated using (i) the 1983 Group Annuity Mortality Table blended 50% male and 50% female, and (ii) the interest rate that the Pension Benefit Guaranty Corporation uses to calculate immediate annuities for the month that benefits will commence, minus .5%.

Generally, the value of the lump sum payment from the SERP that our named executive officers are entitled to receive upon the occurrence of one of the employment termination events listed above is equal to the actuarial equivalent of the lump sum present value of the single life annuity using the factors described above. The lump sum is paid to the named executive officer in lieu of annuity payments.

If the employment termination event occurs prior to 10 years of service, the executive generally would receive a lump sum payment equal to the actuarial equivalent of the benefit determined by a fraction where the numerator is the executive’s actual years of credited service (but not more than 10) multiplied by the executive’s normal retirement benefit and the denominator is 10 (thus reducing the benefit proportionately to the extent the executive’s actual years of credited service are less than 10). As of December 29, 2007, all participating named executive officers had 11 years of credited service, other than Mr. Lenich who had five years.

If a participant dies before payment of his or her SERP benefits has commenced, the participant’s beneficiary or estate generally will receive a lump sum payment equal to one-half of the participant’s normal retirement benefit (as described above). If the participant had not attained his early retirement date, the benefit payable would be actuarially reduced for each year that the participant’s death preceded his normal retirement date. Under the terms of the SERP, a participant’s early retirement date is the date that the participant has reached the age of 55 and has at least 10 years of credited service with the Company.

The terms of the SERP allow the Compensation Committee, in its sole discretion, to credit additional years of service to a participant. However, the Compensation Committee has not credited any additional years of service to any current participants of the SERP.

The values reflected in “Present Value of Accumulated Benefit” (column (d)) of the above table are based on the lump sum present value of a single life annuity using the factors described above (based on FASB measurement dates of November 30, 2006 to December 31, 2007) for the SERP.

Potential Payments upon Termination or Change In Control

As discussed in more detail in the narrative following the Summary Compensation Table above, the Company has entered into employment agreements with each of our current named executive officers. Under the agreements, these executives are entitled to certain payments and benefits upon the occurrence of the triggering events that result in the executive’s termination. The incremental benefits that our current named executive officers are generally entitled to upon the occurrence of certain triggering events are described and quantified below. The amounts are estimates and the actual amounts can only be determined at the time of such executive’s separation from the Company.

The amounts quantified below assume that termination was effective as of December 29, 2007, and generally do not include payments and benefits to which our named executive officers would be entitled regardless of the termination event or which are available on a non-discriminatory basis to all salaried employees. The amounts that are not reflected include:

o
Payment of base salary earned through the date of termination of employment (amounts earned as of the last day of the Company’s fiscal year are reflected in the Salary column of the Summary Compensation Table).

o
Payment of the balance of any incentive awards earned and not yet paid (amounts earned as of the last day of the Company’s fiscal year are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above).

o
Other or additional benefits then due or already earned or fully vested in accordance with applicable plans, programs or agreements. For Mr. Proffitt, this amount includes retiree medical benefits for Mr. Proffitt and/or his spouse under our retiree medical plan, which was closed to new participants in October 1992. Although Mr. Proffitt would have been entitled to this benefit had a termination event described below occurred on December 29, 2007, this plan has since been terminated by the Board of Directors on April 2, 2008 with an effective date of June 6, 2008. The Company estimates that on December 29, 2007, the present value of this benefit to Mr. Proffitt would have been $33,547 (and, in the event of his death, the present value of this benefit to his spouse would have been $68,747).

o	Distributions of plan balances under the Company’s 401(k) plan.

Voluntary Termination. A named executive officer is not generally entitled to receive any incremental payments or benefits if he or she voluntarily initiates his or her termination of employment with the Company (other than for any reason listed below). However, in the event that the Company elects to extend Mr. Shepard’s employment beyond the ten days following his written notice of his voluntary termination, Mr. Shepard will be entitled to certain incremental payments, including a single lump sum, pro-rata payment of his incentive award for the performance period in which Mr. Shepard’s employment terminates for the additional period employed as a result of such extension. The incentive award payment will be calculated on the assumption that Mr. Shepard would have incentive awards for the entire year equal to 100% of his base salary for such year (or such higher percentage of base salary as is payable for achievement of targeted performance during the relevant period). Mr. Shepard would also be entitled to a pro rata retention bonus, calculated by multiplying the next scheduled retention bonus payable to Mr. Shepard by a fraction the numerator of which is the number of additional days Mr. Shepard is employed as a result of such extension and the denominator of which is the number of days between the last retention bonus payment and the next scheduled bonus payment.

Termination by the Company for Cause. Our current named executive officers are not entitled to any incremental benefits or payments in the event that he or she is terminated by the Company for cause. For purposes of the executives’ employment agreements, “cause” generally means that the executive engaged in any of the following acts or omissions and failed to cure the conduct following written notification by the Company of its intention to terminate him or her for cause: (i) the executive willfully and materially breached the confidentiality, cooperation with regard to litigation, non-competition or non-solicitation clauses of his or her employment agreement with the Company, (ii) the executive willfully and materially breached his or her duties and responsibilities in connection with his or her position; (iii) the executive is convicted of a felony or a misdemeanor involving moral turpitude (for Mr. Shepard, a felony); (iv) the executive engaged in conduct that constitutes gross neglect or gross misconduct in carrying out his or her duties under the agreement, resulting, in either case, in a substantial loss to the Company or substantial damage to its reputation.

Mr. Shepard’s agreement provides that in relation to item (iv) above, Mr. Shepard’s actions must be willful and must result in material harm to the financial condition or reputation of the Company. Under the terms of his agreement, “willful” means that the act or omission was not done in good faith and does not include any act or failure to act resulting from any incapacity of Mr. Shepard.

Death.

Description of Payments: Our current named executive officers are entitled to the following incremental payments and benefits, to the extent applicable to each named executive officer:

o
A lump sum, pro-rata payment of the executive’s incentive award for any incomplete performance period of the year in which the executive’s death occurs. The amount paid would be based on the assumption that the executive would have received an award equal to 100% of the target award for such performance period for any incomplete performance period. Because the triggering event is assumed to have occurred on the last day of the fiscal year, the named executive officer would have earned the incentive award due to him or her for the July through December performance period based on the Company’s actual results. Therefore, this payment is not quantified below. Actual payments received by the named executive officers for the July through December performance period are located under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

o	Lapse of all restrictions on any restricted stock award.

o
Immediate vesting of any Company shares under the Company’s Switch to Equity Plan (“STEP”) and distribution of all deferred shares and matching shares, without restrictions, and immediate vesting of all outstanding awards under the Company’s Career Equity Plan (“CEP”), payable in a cash lump sum.

o
Immediate vesting of all outstanding options and the right to exercise such stock options for a period of one year or for the remainder of the exercise period, whichever is less. Because the exercise price of all outstanding options exceed the market value of the Company’s Common Stock on December 29, 2007, no additional value is assigned to this benefit for quantification purposes.

o
A lump sum payment to the named executive officer’s beneficiary payable under the Company’s Supplemental Executive Retirement Plan (“SERP”) paid in lieu of annuity payments. The lump sum payment is computed using the actuarial equivalent of the death benefit determined under the SERP. The method for determining this amount is described in more detail under “Supplemental Executive Retirement Plan” following the Pension Benefits Table above.

Quantification of Payments:

Mr. Shepard. Total value of payments and benefits: $2,805,074. This amount is comprised of: $611,000, which equals the value of the lapse of all restrictions on 130,000 shares of Common Stock; $137,391, which equals the value of the immediate vesting of 29,232 Company match shares under the STEP program (that vested on March 26, 2008); $51,249, which equals the value of the 10,904  shares under the CEP program that would have vested at normal retirement; and $2,003,434, which equals the lump sum value of the SERP death benefit.

Mr. Lynch. No additional payments would be due.

Mr. Lenich. Total value of payments and benefits: $1,124,149. This amount is comprised of: $569,875, which equals the value of the lapse of all restrictions on 121,250 shares of Common Stock; and $554,274, which equals the lump sum value of the SERP death benefit.

Ms. Richards. Total value of payments and benefits: $636,931. This amount is comprised of: $21,150, which equals the value of the lapse of all restrictions on 4,500 shares of Common Stock; $9,362, which equals the value of the immediate vesting of 1,992 Company match shares under the STEP program (that vested on March 26, 2008;  $23,989 program ,which equals the value of 5,104 shares under the CEP program that would have vested at normal retirement; and $582,430, which equals the lump sum value of the SERP death benefit.

Mr. Proffitt. Total value of payments and benefits: $1,217,673. This amount is comprised of: $344,054, which equals the value of the lapse of all restrictions on 73,203 shares of Common Stock; $17,649, which equals the value of the immediate vesting of 3,755 Company match shares under the STEP program (that vested on March 26, 2008);  $18,866, which equals the value of the 4,014 shares under the CEP program that would have vested at normal retirement and $837,104, which equals the lump sum value of the SERP death benefit.

Disability. For purposes of our current named executive officers’ employment agreements, “disability” generally means a condition that would qualify the executive to receive benefits under the Company’s Long-Term Disability Plan.

Description of Payments: A named executive officer terminated due to disability will be entitled to the same incremental benefits and payments listed under “Death,” except as noted below, and, to the extent applicable to each named executive officer, also may be entitled to the following incremental benefits and payments:

o
Participating named executive officers would receive a lump sum payment of his or her benefit under the Company’s Supplemental Executive Retirement Plan (“SERP”), paid in lieu of annuity payments. However, the value of the lump sum payment is generally equal to the actuarial equivalent lump sum present value of the named executive officer’s single life annuity, rather than the SERP death benefit described above. The value of the lump sum payment is calculated using the factors described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table above.

o
A lump sum payment of the severance amount indicated in the executive’s employment agreement minus any retention payments already paid to the named executive officer. As indicated in the quantification shown below, part of the lump sum severance payment provided for in each named executive officer’s employment agreement represents the value of the semi-annual retention payments that the executive would have been entitled to receive in July and December of  2008, had he or she remained employed with the Company .

o
For all of our named executive officers, except Mr. Shepard who is entitled to this benefit for 24 months, continuation of coverage that is equivalent to the Company’s current medical, dental and basic life insurance for up to 18 months. The quantification of this amount represents the present lump sum value of this benefit, which was calculated using employer monthly rates in effect on January 1, 2008. The quantification of this amount represents the total cost to the Company of providing this benefit.

Quantification of Payments:

Mr. Shepard. Total value of payments and benefits: $5,948,920. This amount is comprised of: $3,819,131, which equals the lump sum value of the SERP benefit; $999,375, which equals the value of the cash severance payment and $316,875, which equals the value of the remaining retention payments for 2008 under Mr. Shepard’s employment agreement; $13,900, which equals the total cost to the Company of the continuation of medical, dental and basic life insurance for a period of up to 24 months; and the amounts listed for Mr. Shepard (except for the SERP death benefit) under “Death – Quantification of Payments” above.

Mr. Lynch. Total value of payments and benefits: $518,409. This amount is comprised of: $400,000, which equals the value of the cash severance payment and $100,000, which equals the value of the remaining retention payments for 2008 under Mr. Lynch’s employment agreement; and $18,409, which equals the total cost to the Company of the continuation of medical, dental and basic life insurance for a period of up to 18 months.

Mr. Lenich. Total value of payments and benefits: $1,217,391. This amount is comprised of: $475,642, which equals the lump sum value of the SERP benefit; $161,666, which equals the value of the remaining retention payments for 2008 under Mr. Lenich’s employment agreement; and $10,208, which equals the total cost to the Company of the continuation of medical, dental and basic life insurance for a period of up to 18 months and; the amounts listed for Mr. Lenich (except for the SERP death benefit) under “Death – Quantification of Payments” above.

Ms. Richards. Total value of payments and benefits: $1,974,791. This amount is comprised of: $1,406,824, which equals the lump sum value of the SERP benefit; $371,250, which equals the value of the cash severance payment and $123,750, which equals the value of the remaining retention payments for 2008 under Ms. Richards’ employment agreement; $18,466, which equals the total cost to the Company of the continuation of medical, dental and basic life insurance for a period of up to 18 months; and the amounts listed for Ms. Richards (except for the SERP death benefit) under “Death – Quantification of Payments” above.

Mr. Proffitt. Total value of payments and benefits: $2,036,501. This amount is comprised of: $1,536,620, which equals the lump sum value of the SERP benefit; $8,254, which equals the value of the cash severance payment and $101,081, which equals the value of the remaining retention payments for 2008 under Mr. Proffitt’s employment agreement; and $9,977, which equals the total cost to the Company of the continuation of dental and basic life insurance coverage for a period of up to 18 months; and the amounts listed for Mr. Proffitt (except for the SERP death benefit) under “Death – Quantification of Payments” above.

Termination Without Cause or Constructive Termination Without Cause. For purposes of our current named executive officers’ employment agreements, termination without cause generally means that the Company has elected to terminate the executive for any reason aside from those described under “Termination by the Company for Cause” above. In addition, the original term of each named executive officer’s employment agreement ends on December 31, 2008. Each employment agreement will automatically renew for successive one year periods. However, the Company may notify the named executive officer in writing at least 60 days prior to the end of any term of the named executive officer’s employment agreement that the Company is electing to terminate the employment agreement at the expiration of the then current term of employment. In the event that the Company elects to terminate the named executive officer’s employment agreement in this manner, the executive’s employment termination following the expiration of the current term of employment will be treated as a termination without cause.

Constructive termination without cause generally means termination at the executive’s initiative following the occurrence of one or more of the following events (if the event occurs without the executive’s written consent and is not cured within a set period of time following the executive’s advance written notice of such occurrence): (i) an assignment of any duties to the individual which are materially inconsistent with his or her status as a senior executive of the Company; (ii) a decrease in base salary or in the target incentive award annual opportunity below the percentage of base salary specified in the individual’s employment agreement; (iii) any other failure by the Company to perform any material obligation under, or breach by the Company of any material provision of, the executive’s agreement; (iv) failure to secure the agreement of any successor corporation to the Company or successor to the Company’s business to fully assume the Company’s obligations under the individual’s agreement; (v) the individual’s principal place of employment is re-located outside a 35-mile radius of his or her principal place of employment as of the effective date of the individual’s agreement; or (vi) any person or entity acquires the business of the Company, whether by virtue of the sale of the stock or assets of the Company, provided that the individual has not been offered comparable employment from such person or entity. Except in the case of Mr. Shepard, if the named executive officer declines an offer of comparable employment, his or her resignation will not be considered constructive termination without cause.

Description and Quantification of Payments: If a current named executive officer is terminated without cause or in the event that there is a constructive termination of the executive without cause, he or she will be entitled to the same incremental benefits and payments listed for that named executive officer under “Disability – Quantification of Payments” above, and, to the extent applicable to each named executive officer, also may be entitled to payment described directly below.

If any payments made to our current named executive officers become subject to an excise tax under IRC Section 280G in connection with a change in control of the Company, then the Company will pay to the executive an additional “gross up” payment sufficient to ensure that the net after-tax amount retained by the executive is the same as if the excise tax had not applied. Our current named executive officers may be entitled to this payment if, as described under section (vi) of “Termination Without Cause or Constructive Termination Without Cause” directly above, any person or entity acquires the business of the Company, whether by virtue of the sale of the stock or assets of the Company and (except in the case of Mr. Shepard) the individual has not been offered comparable employment from such person or entity. Based on the estimated amounts being used for this report, at the end of fiscal 2007, none of our named executive officers would have been subject to an excise tax upon the occurrence of such an event.

Approved Early Retirement or Normal Retirement. All of our named executive officers, except for Mr. Lynch, are entitled to certain payments and benefits upon approved early retirement or normal retirement, if the executive satisfies the necessary pre-conditions. Under the terms of the employment agreements, our named executive officers are not entitled to normal retirement until the expiration of the original term of their employment agreement (which, for all of our named executive officers, is December 31, 2008) or, if earlier, the date the Company’s agreement with Kmart is terminated (which is anticipated to occur in December 2008). At or after such date, the executive must attain age 60 and have 10 years of service with the Company in order to be entitled to normal retirement payments and benefits. For purposes of the employment agreements, approved early retirement means that the executive voluntarily terminated employment with the Company at or after attaining age 55 (but before reaching the “normal” retirement age of 60) with at least 10 years of service, if such voluntary termination is approved in advance by the Compensation Committee.

Description of Payments: To the extent applicable to each named executive officer, an executive who terminates employment with the Company through normal retirement or approved early retirement will be entitled to the following incremental benefits and payments:

o	A pro-rata incentive award for the period in which termination occurs, based on the performance valuation at the end of such period and payable in a cash lump sum after results for the period are determined. Because the triggering event is assumed to have occurred on the last day of the fiscal year, the named executive officer would have earned the incentive award due to him or her for the July through December performance period based on the Company’s actual results. Therefore, this payment is not quantified below. Actual payments received by the named executive officers for the July through December performance period are located under the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

o	Lapse of all restrictions on any restricted stock award.

o
Continued vesting (as if the named executive officer remained employed by the Company) for both Company match and participant shares under the STEP program and shares that would vest at retirement under the CEP program. For purposes of the quantification below, we have assumed that the STEP and the CEP shares that would continue to vest as if the named executive officer remained employed with the Company would be valued at the same price as the closing market value of the Company’s stock as of the last day of fiscal 2007. This is an estimate only, and should not be understood to be a statement of management’s expectations or estimates of results or other guidance.

o
Continued vesting on all outstanding stock options and the right to exercise such options for a period of one year following the named executive officer’s termination, or for the remainder of the exercise period (whichever is less).

o
Participating named executive officers would receive a lump sum payment of his or her benefit under the Company’s Supplemental Executive Retirement Plan (“SERP”), paid in lieu of annuity payments. Generally, the value of the lump sum payment is equal to the actuarial equivalent lump sum present value of the named executive officer’s single life annuity, calculated using the factors described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table above.

o
For all of our named executive officers, except Mr. Shepard who is entitled to this benefit for 24 months, continuation of coverage that is equivalent to the Company’s current medical, dental and basic life insurance for up to 18 months. For Mr. Proffitt, who is eligible to participate in the retiree medical plan, coverage would be extended for 18 months for dental and basic life insurance only. The quantification of this amount represents the present lump sum value of this benefit, which was calculated using employer monthly rates in effect on January 1, 2008. The quantification of this amount represents the total cost to the Company of providing this benefit.

Quantification of Payments:

Mr. Shepard. Total value of payments and benefits: $4,632,670. This amount is comprised of: $611,000, which equals the value of the lapse of all restrictions on 130,000 shares of Common Stock; $51,249, which equals the value of the immediate vesting of 10,904 CEP shares that vest at approved early retirement; $137,390, which equals the estimated value of the continued vesting of the 29,232 Company STEP match shares (that vested on March 26, 2008): $3,819,131, which equals the lump sum value of the SERP benefit; and $13,900, which equals the total cost to the Company of the continuation of medical, dental and basic life insurance for a period of up to 24 months.

Mr. Lynch. Under the terms of his employment agreement, Mr. Lynch is not entitled to payments or benefits upon normal or approved early retirement.

Mr. Lenich. At the end of the Company’s fiscal year, Mr. Lenich would not have been entitled to payments or benefits upon retirement because he did not have 10 years of credited service with the Company.

Ms. Richards. At the end of the Company’s fiscal year, Ms. Richards would not have been entitled to payments or benefits upon retirement because she had not attained the age of 55.

Mr. Proffitt. At the end of the Company’s fiscal year, Mr. Proffitt would not have been entitled to payments or benefits upon retirement, as described above, because he is not entitled to normal retirement until the expiration of the original term of his employment agreement or, if earlier, the date the Company’s agreement with Kmart is terminated. In addition, Mr. Proffitt would not have been entitled to approved early retirement, as described above, because he has attained the age of 60.

Material Conditions and Obligations Applicable to the Receipt of Payments and Benefits. As a condition to receiving termination payments and benefits under any of the above scenarios, the named executive officer must sign a general release of any claims against the Company arising out of that executive’s employment. Each named executive officer is also subject to confidentiality and “cooperation in litigation” covenants that are not limited in duration. The employment agreements also contain non-competition and non-solicitation clauses which remain in effect while the named executive officer is employed with the Company for a period of: (i) 18 months following termination without cause or constructive termination without cause (except in the case of Mr. Shepard who would be subject to the covenants for a period of 24 months); (ii) one year from the termination date following termination for cause or voluntary termination; and (iii) the remainder of the term of employment following normal retirement or early approved retirement. In addition, each of these agreements contain a non-competition provision which restricts the named executive officer from generally engaging in business with Kmart or Sears for a period of one year following the earlier of the individual’s termination of employment with the Company for any reason or the termination of the Kmart Agreement. If a named executive officer breaches the confidentiality, cooperation in litigation, non-competition or non-solicitation clauses the Company has the right to terminate all payments and benefits to the executive and to seek injunctive relief.

Director Compensation

Process and Procedures for Director Compensation

While the Company was in bankruptcy, management worked with the Equity Committee (which was a committee appointed by the U.S. Trustee to represent the interests of the Company’s stockholders during the bankruptcy proceedings, and which included Mr. Couchman, Chairman of our Board and a member of our Compensation Committee) to develop a new non-employee director compensation program to become effective upon our emergence from bankruptcy. The Company sought to establish a competitive compensation program that would attract and retain experienced leadership to the Company’s Board. When developing the program, the Company also considered the unique challenges and uncertainties facing the Company in the period preceding the termination of the Kmart Agreement. In order to give our directors a meaningful equity ownership position in the Company, thereby better aligning director compensation with stockholder interests, management and the Equity Committee designed the 2006 Non-Employee Director Stock Plan as part of our non-employee director compensation program. Upon the request of management, the new non-employee director compensation program was reviewed by Mercer Human Resource Consulting (“Mercer”). At the February 2006 meeting of the Board, our Board discussed and adopted the new non-employee director compensation program, which is described below. This program became effective upon our emergence from bankruptcy pursuant to our Plan of Reorganization.

Subject to approval by the Board, the Compensation Committee is responsible for establishing policies that govern non-employee director compensation and for implementing, administering and interpreting non-employee director compensation plans, programs and policies. Our current Compensation Committee intends to periodically review the appropriateness and competitiveness of the compensation of our non-employee directors.

Compensation Paid to Current Board Members

Non-employee directors receive a combination of cash and equity compensation. Mr. Shepard, currently the only management director on the Board, does not receive any separate compensation for his services as a director.

Cash Compensation. Non-employee directors are entitled to receive an annual cash retainer of $50,000, plus expenses, which is paid quarterly in equal installments.

The Chairman of the Board receives an additional annual cash retainer of $40,000 and the Audit Committee Chair receives an additional annual cash retainer of $10,000. The Board may request that certain directors perform additional services, from time to time, on behalf of the Board and may compensate those directors in the manner that the Board deems appropriate. In fiscal 2007, certain directors who were compensated for such additional services received $10,000 in cash retainers.

Each eligible director may elect, prior to the end of the Company’s first fiscal quarter of the year, to receive in lieu of his or her cash director fees for that year, shares of fully vested Common Stock with a fair market value equal to the amount of those fees.

Restricted Stock. As described above, the Company maintains an equity plan for its non-employee directors under which non-employee directors receive an annual grant of 10,000 shares of restricted Common Stock on the date of the annual meeting of stockholders, unless otherwise recommended by the Compensation Committee and approved by the Board. Non-employee directors did not receive this grant on the date of the 2007 Annual Meeting, however, on July 18, 2007, the Compensation Committee recommended and the Board approved a grant of 20,965 shares of restricted Common Stock under Director Stock Plan to each non-employee director.

Unless the Board determines otherwise at the time of grant, 50% of each award of restricted Common Stock vests on the first anniversary of the date of grant and 25% of each award vests on the second and third anniversary of the date of grant. Upon a director’s retirement or upon a change in control of the Company, all unvested shares of restricted Common Stock will immediately vest.

Each director has all of the rights of a stockholder of the Company with respect to the restricted Common Stock, including the right to vote the stock and receive dividends. As a result, with respect to shares of restricted Common Stock held by them, our non-employee directors were entitled to receive the $5.00 per share cash distribution declared by our Board in March 2007 to be paid on an equal basis on April 30, 2007 to all stockholders of record as of the close of business on April 13, 2007.

Compensation Paid to Former Board Members

In connection with Mr. Sywassink’s resignation on March 26, 2007, the Board agreed in March 2007 to grant 10,000 shares of Common Stock and pay $50,000 (in the form of shares to be issued at the market price on the date of issuance) to Mr. Sywassink. These amounts are equal to the annual amounts received by directors in connection with service as a director. Five-thousand shares of restricted Common Stock previously granted to Mr. Sywassink for his services as director vested on an accelerated basis on March 26, 2007.

Fiscal Year 2007 Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 29, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
CURRENT DIRECTORS
Jonathan M. Couchman (3)	$90,000	$33,938	$25,000	$148,938
Eugene I. Davis (4)	$60,000	$33,939	$25,000	$118,939
Adam W. Finerman (5)	$50,000	$64,105	$25,000	$139,105
Alan Kelly (6)	$70,000	$64,105	$25,000	$159,105
Gerald F. Kelly, Jr.	$50,000	$55,525	$25,000	$130,525
Michael O'Hara (7)	$60,000	$33,938	$25,000	$118,938
Alan I. Weinstein (8)	$60,000	$25,361	$25,000	$110,361
Steven D. Scheiwe (9)	$38,462	$21,547	-	$60,009
FORMER DIRECTORS
George A. Sywassink (10)		$104,031	$50,000	$154,031

(1)
The amounts listed in this column reflect the dollar amount recognized for financial statement reporting purposes, calculated in accordance with FAS 123R (excluding the impact of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in calculating these values may be found in Note 18 to our audited financial statements in the Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on March 13, 2008.

All current non-employee directors received an award of 20,965 shares of restricted stock with a grant date fair market value (computed in accordance with FAS 123R) of $94,028. See footnote (10) to this table concerning awards made to Mr. Sywassink during 2007.

At the end of the fiscal year, the aggregate number of stock awards outstanding for our current directors were as follows: Mr. Couchman, 25,965 shares: Mr. Davis, 25,965 shares; Mr. Finerman 25,965 shares; Mr. Alan Kelly 25,965 shares; Mr. Gerald F. Kelly Jr. 25,965 shares; Mr. O'Hara 25,965 shares; Mr. Weinstein 25,965 shares; and Mr. Scheiwe 20,965 shares. Mr. Sywassink did not have any stock awards outstanding at the end of the fiscal year.

Our current directors and Mr. Sywassink did not have any option awards outstanding at the end of the fiscal year.

(2)	"All Other Compensation" includes $25,000 paid as a cash distribution on April 30, 2007 at $5.00 per share on 5,000 shares of outstanding restricted stock.

(3)	Mr. Couchman elected to receive his full retainer ($50,000), plus his Chairman retainer ($40,000), in 10,676 shares of Common Stock.

(4)	Mr. Davis was paid a cash retainer of $10,000 for additional director related services.

(5)	Mr. Finerman elected to receive his full retainer ($50,000) in 5,931 shares of Common Stock.

(6)	Mr. Alan Kelly received a retainer of $10,000 for services as Chairman of the Audit Committee and $10,000 for additional directed related services.

(7)	Mr. O'Hara received a cash retainer of $10,000 for additional director related services.

(8)	Mr. Weinstein received a cash retainer of $10,000 for additional director related services.

(9)	Mr. Scheiwe joined the Footstar Board on March 27, 2007. His annual cash retainer was pro-rated to reflect his March 27, 2007 starting date.

(10)
In connection with Mr. Sywassink’s resignation from the Board on March 27, 2007, the Board agreed to grant him 10,000 shares of Common Stock (with a grant date fair market value, computed in accordance with FAS 123R, of $79,250) and pay him $50,000 in the form of 5,931 shares of Common Stock that were issued at the closing market bid quotation on the date of issuance. These amounts were equal to the annual amounts then received by directors in connection with service as a director. Also in connection with his resignation, 5,000 shares of restricted stock that had been previously granted to Mr. Sywassink for his services as director vested on an accelerated basis. The value of the accelerated vesting is $24,781, which reflects the dollar amount recognized for financial statement reporting purposes, calculated in accordance with FAS 123R.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company, nor is any member of the Compensation Committee an executive officer of another entity at which one of our executive officers serves on the board of directors.

The description of the reimbursement by the Company to Mr. Couchman of certain of expenses set forth in this Part III, Item 13 under the caption “Transactions with Related Persons” is incorporated herein by reference.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed with management the above Compensation Discussion and Analysis and, based on its review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Michael O’Hara (Chairperson)
Jonathan M. Couchman
Steven D. Scheiwe

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	931,830	$13	1,579,413	(3)
Equity compensation plans not approved by security holders (2)	242,075	$26	1,649,169	(4)
Total	1,173,905	$15	3,228,582

(1)	1996 Non-Employee Director Stock Plan, 1996 Incentive Compensation Plan and 2006 Non-Employee Director Stock Plan.

(2)	2000 Equity Incentive Plan.

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

Our 2000 Equity Incentive Plan was adopted by the Board and became effective on March 10, 2000. The plan provides for grants of stock options and other stock based awards to our full-time employees other than to any individual who would be a named executive officer in the proxy statement to be filed with the SEC in connection with the annual meeting for the applicable year. Participants in the plan may be granted stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, or other stock based awards, performance awards or annual incentive awards. All stock option grants have an exercise price per share no less than the fair market value per share of common stock on the grant date and may have a term of no longer than ten years from grant date. For further information concerning the plan, see Note 18 of our audited financial statements in the Form 10-K for the fiscal year ended December 29, 2007 filed with SEC on March 13, 2008.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as to beneficial ownership of the outstanding Common Stock of the Company as of April 18, 2008, by each person known to us to own beneficially more than 5% of the outstanding Common Stock, by each director of the Company, by each of the named executive officers and by all directors and executive officers of the Company as a group. To our knowledge, except as otherwise indicated, all persons listed below have sole voting and investment power with respect to such shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Current Directors and Named Executive Officers
Common Stock	Jonathan M. Couchman	934,461		4.4%
Common Stock	Eugene I. Davis	30,965		*
Common Stock	Adam W. Finerman	47,825		*
Common Stock	Alan Kelly	30,965		*
Common Stock	Gerald F. Kelly, Jr.	30,965		*
Common Stock	Michael A. O’Hara	30,965		*
Common Stock	Steven D. Scheiwe	32,076		*
Common Stock	Jeffrey A. Shepard	385,328	(2)	1.8%
Common Stock	Alan I. Weinstein	30,965		*
Common Stock	William Lenich	121,250		*
Common Stock	Michael J. Lynch	3,375	(2)	*
Common Stock	Randall Proffitt	122,624	(2)	*
Common Stock	Maureen Richards	99,372	(2)	*
All Executive Officers and Directors as a Group (15 persons)		1,901,136		8.8%
5% Stockholders:
Common Stock	Dimensional Fund Advisors LP (3) 1299 Ocean Avenue, Santa Monica, CA 90401	1,169,300		5.5%
Common Stock	Schultze Asset Management, LLC and George J. Schultze (4) 3000 Westchester Avenue, Purchase, NY 10577	1,741,197		8.2%
Common Stock	FMR Corp. and Edward C. Johnson 3d (5) 82 Devonshire Street, Boston, MA 02109	2,016,000		9.5%

* Less than one percent

(1)	Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power and includes restricted or deferred shares.

(2)
The amounts shown also include the following shares issuable pursuant to stock option which, as of April 18, 2008, were currently exercisable or would become exercisable within 60 days: Mr. Shepard, 136,775; Mr. Lynch, 3,375; Mr. Proffitt, 28,300; and Ms. Richards, 62,875.

(3)	Based solely on the information reported in the Schedule 13G/A filed on February 6, 2008 by Dimensional Fund Advisors LP.

(4)	Based solely on the information reported in the Schedule 13D/A filed on April 14, 2008, by Schultze Asset Management, LLC and George J. Schultze.

(5)	Based solely on the information reported in the Schedule 13G/A filed on February 14, 2006 by FMR Corp. and Edward C. Johnson.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Since our emergence from bankruptcy in 2006, the Board of Directors, from time to time, has evaluated a number of possible alternatives to enhance shareholder value, including acquisition opportunities, changes in the terms of our principal contracts, the payment of one or more dividends, and the sale of our assets or stock. One of the possible alternatives explored by the Company included a possible acquisition of the stock of the Company by an entity established and controlled by Mr. Couchman, who is the Chairman of our Board, a Compensation Committee member, and the Chairperson of the Nominating and Governance Committee. In connection with this possible alternative, the independent disinterested directors agreed to reimburse approximately $160,000 of legal and banking expenses incurred by this entity. Ultimately a determination was made not to proceed with a potential transaction. The Board was aware of and considered the foregoing in determining that Mr. Couchman is an independent director.

Company Policy and Procedure

Except for the transaction described directly above, the Board has determined the absence of any “related person transaction” since the beginning of 2007 involving any director, director nominee or executive officer of the Company, any known 5% shareholder of the Company or any immediate family member of any of the foregoing persons (together “related persons”). A “related person transaction” generally means a transaction in which the Company was, is, or will be a participant and the amount involved exceeds $120,000 (determined without regard to the amount of profit or loss involved in the transaction) and in which a related person has a direct or indirect material interest (as determined under SEC rules related to related person transactions).

On March 26, 2007, the Board of Directors adopted a written policy for the review and the approval or ratification of any related person transaction, which applies to any potential related person transactions which may be proposed after the adoption date of the policy. The policy applies to the “related person transactions” described above. Under the policy, a related person transaction requires the approval or ratification of the Audit Committee (or by the Chair of the Audit Committee in those situations in which the legal department, in consultation with the Chief Executive Officer or the Chief Financial Officer, determines that it is not practicable or desirable for the Company to wait until the next Audit Committee meeting for approval or ratification). Prior to approving or ratifying any transaction, the Audit Committee (or, if applicable, the Chair of the Audit Committee) must determine that the transaction is entered into in good faith on fair and reasonable terms to the Company after considering the relevant facts and circumstances, including to the extent applicable, the related person’s relationship to the Company, their interest in the transaction, and the material facts and terms of the transaction. No related person is to participate in the review of a transaction in which he or she may have an interest.

No transactions were required to have been reviewed and considered under this policy since its adoption, including the transaction involving Mr. Couchman described under “Transactions with Related Persons” above, because the policy was not in place at the time of the transaction. The reimbursement of expenses involving Mr. Couchman described above, however, was reviewed and approved by the independent disinterested directors.

Director Independence

The Company is not subject to the listing requirements of any securities exchange or the Nasdaq Stock Market because the Common Stock of the Company is quoted on the over-the-counter bulletin board. However, the Board has adopted the independence criteria established by the Nasdaq Stock Market (“Nasdaq”) for determining director independence and, for all Audit Committee members, the independence requirements of Nasdaq and the SEC for determining their independence. The Board has determined that of our current Board members each of Messrs. Couchman, Davis, Finerman, Alan Kelly, Gerald Kelly, O’Hara, Scheiwe, and Weinstein are independent as defined under the listing requirements of Nasdaq. In making its determinations regarding these directors, the Board assessed all of the information provided by each director in response to inquiries concerning his independence and concerning any business, family, employment, transactional, or other relationship or affiliation of such director with the Company. When considering Mr. Couchman’s independence, the Board considered the matter set forth in this Part III, Item 13 under the caption “Transactions with Related Persons”, which is incorporated herein by reference. Mr. Sywassink was no longer a Board member when the Board made its independence determinations. We did not, and were not specifically required to, determine Mr. Sywassink’s independence under Nasdaq listing requirements, but we believe he would have qualified as independent under the listing requirements of Nasdaq.

A copy of the Company’s Director Independence Standards is available at the Corporate Governance section of the Company’s website at www.footstar.com.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees paid or payable for services rendered by Amper, Politziner & Mattia, P.C. and its affiliates (collectively “Amper Politziner & Mattia”) for fiscal 2007 and 2006 were as follows:

	2007	2006
Audit Fees (1)	$713,000	$797,578
Audit-Related Fees (2)	$22,000	$22,100
Tax Fees	$0	$0
All Other Fees	$0	$0
Total fees	$735,000	$819,678

(1)
Audit Fees were for professional services rendered for audits of the Company’s consolidated financial statements, consents and review of reports filed with the SEC. Audit Fees also included the fees associated with an annual audit of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, integrated with the audit of the Company’s annual financial statements.

(2)	Audit Related Fees consist of fees for audits of the financial statements of our employee benefit plans.

 The services performed by our independent registered public accounting firm in fiscal 2007 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform. The policy also requires that requests or applications to provide services that require specific approval, in each of the specified categories, be presented to the Audit Committee for pre-approval together with a statement as to whether such request or application is consistent with application rules on auditor independence. Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

Any services for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee where fees do not exceed $50,000. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. Any proposed services exceeding the pre-approval fee levels require specific pre-approval by the Audit Committee. During fiscal 2007, the Audit Committee approved each new engagement of Amper, Politziner & Mattia, P.C. in advance.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTSTAR, INC.

Date: April 28, 2008	By:	/s/ JEFFREY A. SHEPARD
JEFFREY A. SHEPARD
Chief Executive Officer and President

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer — Senior Vice President (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
________________
*	Filed herewith