Form 10-Q
period 2008-03-29
FOOTSTAR INC
filed 2008-05-06
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
Commission File Number 1-11681

FOOTSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation for organization)	22-3439443 (IRS Employer Identification No.)
933 MacArthur Blvd., Mahwah, New Jersey 07430
(Address of principal executive offices including zip code)
(201) 934-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.) Yes ☑ No ☐
Number of shares outstanding of common stock, par value $.01 per share, as of April 25, 2008: 21,256,816.

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 29, 2008 and March 31, 2007
(Unaudited)
(in millions, except per share amounts)

	March 29, 2008	March 31, 2007

Net sales	$117.9	$134.1
Cost of sales	83.6	93.2

Gross profit	34.3	40.9
Store operating, selling, general and administrative expenses	35.2	38.8
Depreciation and amortization	1.8	2.1
Interest expense	0.3	0.3
Interest income	(0.4)	(1.3)

(Loss) income before income taxes and discontinued operations	(2.6)	1.0
Income tax provision	0.2	0.2

(Loss) income from continuing operations	(2.8)	0.8

Income from discontinued operations, net of taxes	1.3	—

Net (loss) income	$(1.5)	$0.8

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.13)	$0.04
Income from discontinued operations	0.06	—

Net (loss) income	$(0.07)	$0.04
Diluted:
(Loss) income from continuing operations	$(0.13)	$0.04
Income from discontinued operations	0.06	—

Net (loss) income	$(0.07)	$0.04
Average common shares outstanding:
Basic	20.7	20.6
Diluted	20.7	20.8

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 29, 2008
	(unaudited)	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$19.4	$53.8
Accounts receivable, net	9.0	11.4
Inventories	106.3	86.7
Prepaid expenses and other current assets	4.9	4.4

Total current assets	139.6	156.3
Property and equipment, net	19.7	20.7
Intangible assets, net	2.5	3.3
Deferred charges and other assets	1.2	1.3

Total assets	$163.0	$181.6

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise:
Accounts payable	$36.2	$48.0
Accrued expenses	16.8	20.7
Amount due under Kmart Agreement	5.1	5.1
Income taxes payable	0.8	1.2
Liabilities of discontinued operations	0.9	0.9
Liabilities subject to compromise	0.5	0.5

Total current liabilities	60.3	76.4
Other long-term liabilities	25.4	26.1

Total liabilities	85.7	102.5

Shareholders’ Equity:
Common stock $.0l par value: 100,000,000 shares authorized, 31,937,274 and 31,836,762 shares issued	0.3	0.3
Additional paid-in capital	329.0	328.9
Treasury stock: 10,711,569 shares at cost	(310.6)	(310.6)
Retained earnings	50.2	51.7
Accumulated other comprehensive income	8.4	8.8

Total shareholders’ equity	77.3	79.1

Total liabilities and shareholders’ equity	$163.0	$181.6

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 29, 2008 and March 31, 2007
(Unaudited)
(in millions)

	Three Months Ended
	March 29, 2008	March 31, 2007

Net cash used in operating activities	$(34.7)	$(10.0)

Cash flows used in investing activities:
Additions to property and equipment	—	(0.2)

Net cash used in investing activities	—	(0.2)

Cash flows used in financing activities:
Payments on mortgage note	(0.3)	(0.3)

Net cash used in financing activities	(0.3)	(0.3)

Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	0.6	—

Net decrease in cash and cash equivalents	(34.4)	(10.5)
Cash and cash equivalents, beginning of period	53.8	101.3

Cash and cash equivalents, end of period	$19.4	$90.8

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
1. Nature of Company
Footstar, Inc., (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operates its businesses through its subsidiaries. We are principally a retailer selling family footwear through licensed footwear departments and wholesale arrangements.
The business relationship between the Company and Kmart is extremely important to us. The licensed footwear departments in Kmart comprise substantially all of our sales and profits. On August 24, 2005, the Company and Kmart entered into an agreement (the “Kmart Agreement”) with respect to the assumption, interpretation and amendment of the Master Agreement, which formerly governed our arrangement with Kmart. We further amended the Kmart Agreement on April 3, 2008 as discussed in Note 15 “Subsequent Events”.
The Kmart Agreement, pursuant to which we operate these footwear departments, is scheduled to expire by its terms at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement), at which time Kmart has agreed to purchase the inventory in our Kmart footwear departments. Because we have not identified, and we do not believe we will identify, a course of action to offset this Kmart business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders. See Note 5 “Relationship with Kmart” for further discussion on our relationship with Kmart and Kmart’s obligation to purchase our inventory as further detailed in the Kmart Agreement.
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
2. Basis of Presentation
Our condensed consolidated financial statements contained herein have been prepared in accordance with the provisions of SOP 90-7. Pursuant to SOP 90-7, our pre-petition liabilities that were subject to compromise are reported separately in the accompanying balance sheets as an estimate of the amount that will ultimately be allowed by the Court.
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
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 29, 2007 filed with the SEC.
The results of operations for the three months ended March 29, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending January 3, 2009.
3. Summary of Significant Accounting Policies
As of March 29, 2008, there have been no material changes to any of our significant accounting policies, except that we partially adopted FASB Statement No. 157, Fair Value Measurements, effective December 30, 2007 (see Note 4 “Impact of Recently Issued Accounting Standards”).
4. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States (“GAAP”), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In November, 2007 the FASB issued FASB Staff Position FAS No. 157-2 (“FAS No. 157-2”) in which it agreed to defer for one year the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact, if any, of the complete adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.
5. Discontinued Operations
In April 2008, the Company entered into an agreement with CVS Pharmacy, Inc. (“CVS”), pursuant to which CVS agreed to assume any and all of Footstar’s obligations with respect to an environmental remediation project relating to a landfill that has been designated as a superfund site which was used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. The assumption by CVS eliminated the previously recorded obligation of $1.6 million for cash consideration of $0.9 million resulting in a gain of $0.7 million, net of tax, included in income from discontinued operations.
In addition, the Company received $0.6 million, net of tax, due to a settlement of a class action lawsuit relating to the Company’s Athletic segment, which was discontinued in 2004.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Net sales, operating income, interest expense and gain from discontinued operations for the three months ended March 29, 2008 and March 31, 2007 were as follows (in millions):

	2008	2007
Net sales	$—	$—
Operating income from discontinued operations	1.3	—
Interest expense	—	—
Provision for income taxes	—	—

Income from discontinued operations	$1.3	$—

6. Relationship with Kmart
The business relationship with Kmart is extremely important to us. The Kmart licensed footwear departments account for substantially all of our sales and operating profit. The loss of this operation, a significant reduction in customer traffic in Kmart stores or the closing of a significant number of additional Kmart stores would have a material adverse effect on us.
We operated the footwear departments in 1,383 Kmart stores as of March 29, 2008.
As set forth in the Kmart Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Agreement. The Kmart Agreement provides that we pay Kmart 14.625% of the gross sales of the footwear departments and a miscellaneous expense fee of $23,500 each year per open store. Such fees were $24.7 million and $26.9 million for the three months ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008 and December 29, 2007, we had outstanding accounts receivable due from Kmart of $7.0 million and $9.0 million respectively, which were subsequently collected in April 2008 and January 2008, respectively.
The Kmart Agreement governs our relationship with Kmart and is scheduled to expire at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement) at which time Kmart is obligated to purchase all our inventory relating to the footwear departments at Kmart at book value, as defined in the Kmart Agreement. Because we have not identified, and we do not believe we will identify, a course of action to offset this business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders.
We and Kmart each have the right to terminate the Kmart Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year based on the most recent four consecutive fiscal quarters, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Fifty-six stores have been closed or converted from August 25, 2005 through April 26, 2008. We also have the unilateral right to terminate the Kmart Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since August 2005, the gross sales of the footwear departments in any four consecutive fiscal quarters have ranged from $599.6 million to $650.7 million. In the event of any such

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsalable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.
Pursuant to the Kmart Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate footwear departments in up to 451 Kmart stores during the remaining term of the Kmart Agreement by disposing of, closing or converting those stores. As of March 29, 2008, Kmart could dispose of, close or convert 451 additional stores during 2008 without paying us a stipulated loss value. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined by the parties) at book value, as defined by the parties. In addition, to the extent Kmart exceeds the 451 store aggregate limit; Kmart must pay us a non-refundable stipulated loss value per store equal to $20,000 for terminations occurring in 2008. If the entire Kmart Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.
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
7. Liabilities Related to Discontinued Operations
The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Accordingly, we have separately reported our liabilities related to discontinued operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the first three months of fiscal 2008 and fiscal 2007 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.
Liabilities related to discontinued operations consisted of accrued expenses of $0.9 million at March 29, 2008 and at December 29, 2007.
8. Liabilities Subject to Compromise
Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring during our bankruptcy. Pursuant to Court orders, we were

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
Liabilities subject to compromise consisted of accrued expenses of $0.5 million at March 29, 2008 and at December 29, 2007.
9. Earnings Per Share
Basic EPS is computed by dividing net (loss) income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net (loss) income available to common stockholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contracts or obligations to issue common stock were exercised or converted.
The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

	Three Months Ended
	March 29, 2008	March 31, 2007
Average shares outstanding	20.6	20.5
Average contingently issuable shares (1)	0.1	0.1

Average shares outstanding — basic	20.7	20.6

Average shares outstanding — diluted (2)	20.7	20.8

(1)	Represents shares earned under our stock incentive plans

(2)	The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the three months ended March 29, 2008, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 926,598 shares for the three months ended March 29, 2008 and 496,415 shares for the three months ended March 31, 2007. During the three months ended March 31, 2007 all shares excluded from the calculation of diluted EPS had exercise prices greater than the Company’s market price per share. There were no assumed shares having an anti-dilutive effect or EPS in any period.
10. Comprehensive (Loss) Income
The components of comprehensive (loss) income consisted of the following (in millions):

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

	Three Months Ended
	March 29, 2008	March 31, 2007
Comprehensive (Loss) Income:
Net (loss) income	$(1.5)	$0.8
Defined postretirement benefit plan, net of tax:
Amortization of prior service credit	(0.3)	(0.3)
Amortization of actuarial gain	(0.1)	(0.1)

Comprehensive (loss) income	$(1.9)	$0.4

11. Income Taxes
The 2008 and 2007 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset current income. The effective tax rate for the three months ended March 31, 2007 was lower than the expected rate and the applicable U.S. statutory rate because the Company is utilizing net operating losses available to reduce the annual provision. Also included in the income tax provision for the three months ended March 31, 2007 is a provision for alternative minimum tax.
As of March 29, 2008, all of the Company’s deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.
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
Litigation Matters
On or about March 3, 2005, an action was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas —Salomon AG v. Kmart Corporation and Footstar, Inc. seeking injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. This matter was settled amicably effective May

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
2, 2008 and the action was dismissed with prejudice.
We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.
FMI Agreement
FMI International LLC (“FMI”), a logistics provider, is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement, as amended. In 2007, we were obligated to pay FMI a minimum of $17.8 million for the two-year period of 2007 and 2008 payable $10.4 million in 2007 and $7.4 million in 2008. Commencing with calendar year 2009, there are no specified minimum payments due under the FMI Agreement. Payments to FMI in 2009, and subsequent years, if any, are based on transactional pricing. The Company’s obligation with respect to each calendar year commencing with 2009 through the end of the term of the FMI Agreement is to provide FMI with an estimated total unit volume, if any, prior to the start of such year. Such estimated until volume, if any, will be the Company’s basis for any minimum quantity commitment for such year.
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
14. Debt
The Company maintains a $100 million senior-secured revolving credit facility (the “Credit Facility”) (containing a sub-limit for issuance of letters of credit). The amount the Company may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at the Company’s option, either at the alternate base rate, as defined, plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 or thirty days prior to the termination of the Amended Master Agreement.
The Company did not incur loans at any point during the first fiscal quarter of 2008. As of March 29, 2008, the Company had no loans outstanding, standby letters of credit totaling $8.1 million and $54.0 million available for additional borrowings under the Credit Facility.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
15. Subsequent Events
IP Purchase Agreement/ Amendment of Kmart Agreement
In connection with this anticipated wind-down, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) and a Master Agreement Amendment (the “Master Agreement Amendment”) with Kmart Corporation, certain affiliates of Kmart Corporation (together with Kmart Corporation, “Kmart”) and Sears Holdings Corporation (“Sears”), which amends the Kmart Agreement.
The Company entered into the IP Purchase Agreement on April 3, 2008 with Sears and its subsidiary, Sears Brands LLC (“Sears Brands”). Under the terms of the IP Purchase Agreement, the Company sold to Sears Brands substantially all of the Company’s intellectual property, including the intellectual property related to the Company’s Kmart business, for a purchase price of approximately $13.0 million. The purchase and sale was effective as of the signing of the IP Purchase Agreement and was not subject to any closing conditions.
Under the IP Purchase Agreement, Sears Brands granted the Company a royalty-free, exclusive license to use the intellectual property to operate the Company’s Kmart business until the Kmart Agreement is terminated and a royalty-free, non-exclusive license for a short period following the termination of the Kmart Agreement to liquidate any remaining inventory, if applicable.
The Company entered into the Master Agreement Amendment on April 3, 2008. Pursuant to the terms of the Master Agreement Amendment, Kmart agreed to offer employment (effective at December 31, 2008 in most cases) to substantially all of the Company’s store managers and district manager level employees and the Company agreed to make all other store employees available to Kmart for interviewing.
The Master Agreement Amendment also amends the provisions of the Kmart Agreement concerning Kmart’s purchase of the inventory associated with the Kmart business at the termination of the Kmart Agreement. The Master Agreement Amendment provides the Company the option to have Kmart purchase our seasonal inventory, as defined, at 40% of cost, among other things.
Retiree Health Plan
In connection with the previously announced anticipated wind-down of the Company’s business at the end of 2008, the Company’s retiree medical and life insurance plan will be terminated for all active employees who are eligible to participate in such plan and for all retiree participants effective June 6, 2008. The Company provided such benefits to certain retirees and a closed group of active employees who met certain eligibility requirements, including having a minimum of 10 years of full time active service as of December 31, 1992. As a result of this termination, during the second quarter of 2008, the Company expects to eliminate its accumulated post retirement benefit obligation of approximately $14.7 million and its unamortized net gain and prior service costs included in accumulated other comprehensive income of $7.8 million, and record a gain of approximately $22.5 million.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Costs Associated with Exit or Disposal Activities.
In connection with the Company’s anticipated wind-down, on April 24, 2008, the Board of Directors of the Company approved a plan to reduce operating expenses and align its workforce with its anticipated staffing needs by reducing the Company’s workforce by approximately 130 employees. The Company notified these employees of their estimated termination dates, which range from June 28, 2008 through December 31, 2008. The Company expects to incur cash charges of approximately $4.6 million for one-time severance costs associated with these employees, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date. In addition, the Company currently anticipates that it may commit to additional reductions in its workforce when and if such plans are approved by the Board of Directors.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operations or financial performance. Factors that could affect our forward-looking statements include, among other things:
•	retention of employees;

•	intense competition in the markets in which the Company competes;

•	the Company’s ability to manage the anticipated wind-down of its current businesses in connection with the termination of our Kmart business by the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement);

•	whether the Company continues to operate the footwear departments in Kmart stores through December 2008;

•	the Company’s ability to obtain and maintain adequate terms and service with vendors and service providers and to ensure timely delivery of goods through December 2008;

•	the effect of making more current certain vendor payable terms effective February 2008;

•	the ability to maintain contracts that are critical to the Company’s operations;

•	the Company’s ability to successfully implement and maintain internal control and procedures that ensure timely, effective and accurate financial reporting;

•	the Company’s ability to reduce overhead costs commensurate with any decline in sales and in connection with the winding down of our business; and

•	the Company’s ability to manage and plan for the disposal of, closing or conversion of Kmart stores.
The Company’s operation of the footwear departments in Kmart stores accounts for substantially all of the Company’s net sales and net profits. The Kmart Agreement, pursuant to which we operate

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
these footwear departments, is scheduled to expire at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement) at which time Kmart has agreed to purchase the inventory in our Kmart footwear departments (excluding inventory that is damaged or unsalable at book value), as defined in the agreement, plus $1.3 million. In addition, at our option, Kmart may buy our seasonal inventory, as defined, at 40% of cost, less $1 million.
Because the Company has not to date identified, and we do not believe we will identify, a course of action to offset this Kmart business, we are currently planning to wind-down our Kmart business and all our other businesses by no later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders.
In addition, the U.S economy is currently experiencing significant and worsening macro-economic issues, including tightening of U.S. credit markets, residential real estate crisis, recessionary and inflationary pressure, high energy prices, declining value of the U.S. dollar, higher unemployment rates, and stock market declines, which the Company believes has negatively impacted its business and may continue to do so in the future. The Company believes that consumer purchases of discretionary items have declined and may continue to decline during periods of a negative economic environment and other periods where disposable income is lower. A continued downturn in the economies which the Company sells its products may adversely affect the Company’s level of sales, result of operations and ability to continue to fund our needs from business operations. This, in addition to the factors cited above and the anticipated wind-down of the business could result in unwillingness by our lenders, to support and accommodate further requests or consents with respect to our Credit Facility.
Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future operations or performance. Actual results, operations, performance, events, plans and expectations may differ materially from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q, other than as included in our future required SEC filings, or as may otherwise be legally required.
RECENT EVENTS
Our Board has continued to review and consider courses of action to resolve the Company’s future in the best interest of all shareholders, including liquidation and dissolution following the termination of our Kmart business.
We are marketing our corporate headquarters in Mahwah, New Jersey for possible sale.
In connection with this anticipated wind-down, as discussed in Note 15 “Subsequent Events,” on April 3, 2008, the Company entered into the IP Purchase Agreement and the Master Agreement Amendment with Kmart and Sears.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
In connection with the anticipated wind-down of the Company’s business at the end of 2008 as discussed in Note 15 “Subsequent Events,” the Company is also terminating its retiree medical and life insurance plan for all active employees who are eligible to participate in such plan and for all retiree participants, effective June 6, 2008.
Overview
The following points highlight the first three months of operations in 2008 as compared to the first three months in 2007 for the Company and our financial condition as of March 29, 2008:
•	As of March 29, 2008 we operated in 1,383 Kmart stores compared with 1,389 stores on March 31, 2007, and we operated in 835 Rite Aid stores on March 29, 2008 in the western region of the United States, compared with 857 stores on March 31, 2007;
•	Operating profit decreased to an operating loss of $2.7 million for the three month period ended March 29, 2008 as compared to an operating profit of $0 million for the three month period ended March 31, 2007 primarily due to lower sales including less regular priced sales during 2008;
•	The Company used $34.7 million in cash from operating activities during the first three months of 2008 as compared to cash used in operating activities of $10.0 million for the first three months of 2007 primarily related to the change in vendor terms;
•	As of March 29, 2008, the Company had $19.4 million of cash and cash equivalents with no loans outstanding under the Credit Facility. Outstanding standby letters of credit as of March 29, 2008 were $8.1 million. The Company had $54.0 million available for additional borrowings under the Credit Facility as of March 29, 2008.
Kmart Relationship
Our business relationship with Kmart is extremely important to us. The licensed footwear departments in Kmart provide substantially all of our sales and profits.
See our 2007 Annual Report on Form 10-K, Item 7, “Management’s Discussion and Analysis — Factors to Consider — Termination of Kmart Agreement,” for additional information concerning the rights and obligations of the Company and Kmart at the termination date of the Kmart Agreement at its scheduled December 31, 2008 expiration date.
Product Sourcing
Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Approximately 97% of our products are imported by us and manufactured in China where the cost of labor has increased. A portion of our footwear product is comprised of petrochemical products where prices have fluctuated dramatically over the past year. Furthermore, higher product prices could result from China’s July 2005 currency revaluation which allows the value of the Yuan to link to a trade-weighted basket of currencies rather than being pegged to the U.S. dollar at a fixed rate. Although we pay for finished goods in U.S. dollars, it is possible that these costs could be passed on to us through higher product costs. As a result of these issues, the Company has shifted certain manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company’s financial results. The Company has experienced low, single digit cost increases for our products which we do not believe will be fully offset by price increases and we therefore expect will have a negative impact on our

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
margins and profitability for the remainder of this fiscal year.
Results of Operations — Three months ended March 29, 2008 versus Three months ended March 31, 2007
The following is a discussion of the results of operations for the three months ended March 29, 2008 compared with the three months ended March 31, 2007 (in millions):
First Quarter 2008 versus First Quarter 2007

	2008	2007	% of Sales — 2008	% of Sales — 2007
Net Sales	$117.9	$134.1	100.0	100.0

Gross Profit	34.3	40.9	29.1	30.5
SG&A Expenses	35.2	38.8	29.9	28.9
Depreciation/Amortization	1.8	2.1	1.5	1.6

Operating (Loss) Profit	$(2.7)	$—	(2.3)	—

Net Sales
Net sales decreased $16.2 million, or 12.1%, to $117.9 million in 2008 compared with $134.1 million in 2007. Shoemart sales were approximately $113.8 million in 2008 and $128.3 million in 2007. Shoemart comparable store sales decreased 11.0% due to weaker winter product sales, a poor Easter selling season and customer traffic levels that were down from the prior year. Shoemart store counts were down on average by 0.4% during the first quarter as there were 1,383 stores in operation in 2008 versus 1,389 stores in 2007. Rite Aid sales were down due to a 7.4% comparable store sales decline.
Gross Profit
Gross profit decreased $6.6 million, or 16.1%, to $34.3 million in 2008 compared with $40.9 million in 2007. The weaker gross margin can be attributed to the 12.1% sales decline and the fact that regular priced sales represented 50.4% of the total Shoemart sales volume in 2008 versus 53.7% in 2007, which was the primary reason for the gross profit rate decrease to 29.1% in 2008 compared with 30.5% in 2007. The Company has experienced low, single digit cost increases for our products which we do not believe will be fully offset by price increases and we therefore expect will have a negative impact on our margins and profitability for the remainder of this fiscal year.
SG&A Expenses
SG&A expenses decreased $3.6 million, or 9.3%, to $35.2 million in 2008 compared with $38.8 million in 2007. The decrease in SG&A expenses was largely due to lower administrative costs in the first quarter due to compensation and benefits ($1.4 million), legal fees, including the effect of settlements relating to outstanding litigation, ($1.4 million) and other miscellaneous items ($0.8).
Depreciation and Amortization
Depreciation and amortization decreased $0.3 million to $1.8 million in 2008 compared with $2.1 million in 2007.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Operating (Loss) Profit
Operating profit decreased to an operating loss of $2.7 million in 2008 compared with operating profit of $0 million in 2007 primarily for the reasons described above.
Liquidity and Capital Resources
Our principal sources of liquidity used in funding short-term operations are our current balances in cash and cash equivalents and operating cash flows, supplemented by borrowings available under our revolving credit facility (the “Credit Facility”), as needed. The Credit Facility expires the earlier of November 30, 2008, or 30 days prior to the termination of the Kmart Agreement.
Subsequent to our emergence from Chapter 11 on February 7, 2006 through December 29, 2007, we made payments to creditors totaling $127.5 million, including interest where applicable. These payments exclude claims for approximately $0.5 million which we currently expect will be paid, with interest where applicable, upon final resolution.
Net cash used in operating activities for the first three months of 2008 was $34.7 million, primarily consisting of net loss from continuing operations of $2.8 million, an increase in inventories of $19.6 million, a decrease of accounts payable and accrued expenses of $15.7 million and miscellaneous items of $0.8 million partially offset by depreciation and amortization of $1.8 million and a decrease in accounts receivable of $2.4 million. Net cash used in operating activities for the first three months of 2007 was $10.0 million, primarily related to an increase in inventory of $22.8 million and miscellaneous items of $3.0 million partially offset by net income of $0.8 million, depreciation and amortization of $2.1 million and an increase in accounts payable and accrued expenses of $12.9 million (see disclosure below relating to the change in payment terms to various suppliers).
In light of the anticipated termination of the Kmart Agreement by the end of December 2008, we began providing more current payment terms (shifting from 60 days to 30 days) to various suppliers in the first quarter of fiscal 2008, which we do not expect to impair or have an adverse material impact on our liquidity or results of operations.
Cash used in investing activities was $0 million and cash used in financing activities was $0.3 million in the first three months of 2008 compared to using $0.2 million in cash in investing activities and using $0.3 million in cash in financing activities in 2007.
Cash provided by discontinued operations for the first three months of 2008 was $0.6 million due to a settlement of a class action lawsuit, relating to the Company’s Athletic segment, which was discontinued in 2004.
Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lenders, retaining key personnel, the payment of further dividends or distributions, the impact of subsequent financial results and the timing of the wind-down of our current businesses, many of which are beyond our control. In addition, the Company has experienced low, single digit cost increases for our products which we do not believe will be fully offset by price increases and we therefore expect will have a negative impact on our gross profit and operating income for the remainder of this fiscal year. Because the Company to date has not identified, and we do not believe we will identify, a course of action to replace its

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
current business, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This would likely include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders. Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash balances, cash generated from operations, and borrowings available under our Credit Facility, if needed through the expected maturity date of November 30, 2008, will be sufficient to fund our current business plan, working capital needs and anticipated expenses during the next twelve months.
The Company’s Board of Directors has considered, and could determine in the future, in its discretion, to approve and declare further distributions or dividends to shareholders. There can be no assurance that any such distributions or dividends will be paid or, if to be approved, in what amount or amounts or the timing thereof.
We currently maintain a $100 million senior-secured revolving Credit Facility (containing a sub-limit for issuance of letters of credit). The amount we may borrow under the Credit Facility is determined by a borrowing base formula, based upon eligible inventory and accounts receivable, and other terms of the facility. Revolving loans under the Credit Facility bear interest, at our option, either at the alternate base rate, as defined, plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Credit Facility. A quarterly fee of 0.3% per annum is payable to the lenders on the unused balance. The Credit Facility has a maturity date of the earlier of November 30, 2008 or thirty days prior to the termination of the Kmart Agreement.
The Credit Facility is secured by substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, stock repurchases and capital expenditures. The Company is required to maintain a minimum excess availability level at all times, equal to at least 10% of the borrowing base. In addition, if minimum excess availability falls below 20% of the calculated borrowing base, we will be subject to a fixed charge coverage covenant. The Company is currently in compliance with all of its covenants under the Credit Facility.
On April 3, 2008, the Company entered into the IP Purchase Agreement and a Master Agreement Amendment. Under the terms of the IP Purchase Agreement, Footstar sold to Sears Brands substantially all intellectual property, including intellectual property related to the Company’s Kmart business, for a purchase price of approximately $13.0 million. We were required to and did obtain lender consent under our Credit Facility in connection with this sale and the amendment of the Kmart Agreement.
As of April 26, 2008 we had no loans outstanding, standby letters of credit totaling $8.1 million and $56.6 million available for additional borrowings under the Credit Facility.

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
The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 are those that depend most heavily on these judgments and estimates. As of March 29, 2008, there have been no material changes to any of the critical accounting estimates contained in our 2007 Annual Report on Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Derivatives
As of March 29, 2008, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.
Interest Rates
Revolving loans under our Credit Facility bear interest at rates that are tied to the LIBOR, the prime rate and the federal funds rate and therefore our condensed consolidated financial statements could be exposed to changes in interest rates. Although we did incur short term borrowings under the Credit Facility as a result of our special cash distribution in the second quarter of fiscal 2007, the Company has not considered this exposure to be material. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. To the extent that we may borrow pursuant to our Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
However, in July 2005, the Chinese government revalued the Yuan allowing its value to now link to a trade-weighted basket of currencies. If the exchange rate of the Chinese Yuan were to continue increasing versus the U.S. dollar, the Company may experience higher product costs with regards to inventory purchased from China.
ITEM 4. Controls and Procedures
The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our President and Chief Executive Officer and Chief Financial Officer — Senior Vice President, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer — Senior Vice President concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.
No changes in the Company’s internal control over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth under the caption “Litigation Matters” in Note 12 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
ITEM 1A. Risk Factors
The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis — Factors to Consider”, should be reviewed and considered. In addition, certain modified risk factors have been included below:
Continuing review of strategic course of action
Because we have not identified a course of action under which we would continue to operate following the termination of our Kmart Agreement, which accounts for substantially all of our net sales and net profits, we are currently planning to wind-down our Kmart business and all

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
our other businesses by not later than December 31, 2008. This will almost certainly include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders no later then in 2009.
Because we have not identified, and we do not believe that we will identify, a course of action under which we would continue to operate a business following termination of the Kmart Agreement, we are currently planning to wind-down our Kmart business and all our other businesses by not later than December 31, 2008. This will almost certainly include a liquidation and wind-up of the Company’s business, including proposing a plan of dissolution to our shareholders by no later then in 2009. In connection with the likely wind-down of our current business, we continue to evaluate all assets that would be available for sale, including our corporate headquarters. We cannot assure you that we will be successful in the sale of our corporate headquarters or any other saleable assets, if any, on the terms or at the time we may expect or plan for.
In connection with a plan of liquidation and dissolution, there can be no assurance as to the amount, if any, of cash or other property that could be distributed to our shareholders or the timing of any such future distribution.
Although we presently anticipate that a plan of liquidation and dissolution would be proposed by our Board and presented for approval of shareholders by no later then in 2009, our Board has no fixed timetable for when any distribution to our shareholders may occur due to the many contingencies and uncertainties inherent in winding up and liquidating a business. A proposed plan of liquidation and dissolution would be subject to approval and adoption by the Company’s shareholders. Under a plan of liquidation and dissolution the Company’s assets would be sold or otherwise disposed of, known liabilities would be paid or provided for, reserves would be established for contingent liabilities and any remaining assets would ultimately be distributed to shareholders. If a plan of liquidation and dissolution were to be approved and adopted by our Board and our shareholders, it is expected that the Company would have limited or no new revenue generation sources or activities and that it would not engage in further business activities following the adoption of a liquidation plan except for winding up the business of the Company, selling or disposing of any of its remaining saleable assets and satisfying and providing for its liabilities and claims. The amount and timing of any distributions to shareholders would be determined by our Board (or the trustee of a liquidating trust if our assets and liabilities are transferred to a liquidating trust pursuant to a plan of liquidation and dissolution), in its sole discretion, and would depend, in part, on our ability to settle or otherwise resolve and provide for all of our remaining liabilities and contingencies and convert any remaining assets into cash. If we pursue liquidation and dissolution, uncertainties as to the amount of our liabilities and the disposition value, if any, of our remaining assets make it impractical to predict the net value which might ultimately be distributable to our shareholders. No assurance can be given that available cash and any amounts received on any sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. We also cannot assure you that any distribution in liquidation would equal the price or prices at which our common stock has recently traded or may trade in the future.
Termination of Kmart Agreement
There can be no assurance that issues will not arise in connection with any of the obligations, adjustments and payments to occur on the termination of our Kmart Agreement.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
As discussed in Note 15 (“Subsequent Events”) of our Notes to Consolidated Financial Statements in this Form 10-Q, in April 2008 we entered into the Master Agreement Amendment, which amended certain provisions of the Kmart Agreement, including, among other things, Kmart’s purchase of the inventory associated with the Kmart business at the termination of that agreement. Upon the termination of the Kmart Agreement, each of Footstar and Kmart has significant obligations to be satisfied to the other party. In light of the significant adjustments and amounts payable in connection with the termination of the Kmart Agreement, including determinations as to purchase price to be paid by Kmart for inventory, there is no assurance that the parties will in all instances be able to resolve all remaining obligations to be satisfied and all amounts payable between them upon and in connection with the termination of this business.
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
•	We could potentially have issues with our suppliers and other vendors which may be concerned with the pending termination of our business, and we could potentially encounter problems with merchandise production, shipments or quality;

•	We may encounter difficulty retaining or replacing our store personnel or administrative or management personnel;

•	In connection with scaling back and winding down our business in anticipation of the termination of the Kmart Agreement, we will incur cash charges in connection with severance costs and may likely incur cash and non-cash special charges in connection with exit activities and potential other charges or matters.
As we scale back our business operations we anticipate reducing our workforce.
As discussed in this Form 10-Q under “Management’s Discussion and Analysis — Costs Associated with Exit or Disposal Activities”, in April 2008 the Board approved a plan to reduce the Company’s workforce by approximately 130 employees. As we wind-down our current business in connection with the termination of the Kmart business, we currently anticipate that we may commit to additional reductions in our workforce at such times and to the level necessary to fulfill our Kmart Agreement and other obligations.
We do not currently expect to generate any material revenues or operating income as an independent company following the termination of our current business.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
As discussed in Note 15 (“Subsequent Events”) of our Notes to Consolidated Financial Statements in this Form 10-Q, we sold to Sears Brands substantially all of the Company’s intellectual property related to our Kmart business in April 2008. Following the termination of our Kmart Agreement, which we expect to occur by no later than December 31, 2008, we currently do not expect to own or manage any material revenue-producing assets and we will not generate any meaningful revenues. We will endeavor to operate the Company on a scaled back basis. However, we will continue to incur significant costs to maintain our ongoing administrative operations and continued corporate existence as well as costs to wind-down our business, without corresponding revenues.
See “Forward-Looking Statements” in Item 2 for additional risk factors to consider.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid
Period	Purchased(1)	per Share

December 30, 2007 — January 26, 2008	724	$5
January 27, 2008 — February 23, 2008	—	$—
February 24, 2008 — March 29, 2008	47,437	$5

Total	48,161	$5

(1)	Represents common shares repurchased from Company employees for required tax withholdings in connection with the distribution of shares issued to management and employees upon the settlement of deferred stock granted under the Company’s stock compensation plans.
ITEM 6. Exhibits
10.1	Intellectual Property Purchase Agreement, dated as of April 3, 2008, by and among Footstar Corporation, Sears Brands LLC and Sears Holdings Corporation (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

10.2	Master Agreement Amendment, dated as of April 3, 2008, by and among Footstar, Inc., Kmart Corporation, certain affiliates of Kmart Corporation and Sears Holdings Corporation (incorporated by reference to Exhibit 10.2 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer — Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Footstar, Inc.
Date: May 6, 2008	By:	/s/ Jeffrey A. Shepard
Jeffrey A. Shepard
President and Chief Executive Officer

Date: May 6, 2008	By:	/s/ Michael J. Lynch
Michael J. Lynch
Chief Financial Officer — Senior Vice President

Date: May 6, 2008	By:	/s/ Craig M. Haines
Craig M. Haines
Vice President, Controller, Principal Accounting Officer