Form 10-Q
period 2008-06-28
FOOTSTAR INC
filed 2008-08-06
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.) Yes ☑  No ☐
Number of shares outstanding of common stock, par value $.01 per share, as of July 25, 2008: 21,355,339.

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Statements of Operations – For the Three and Six Months Ended June 28, 2008 (unaudited) and June 30, 2007 (unaudited)	3

Condensed Consolidated Balance Sheets – As of June 28, 2008 (unaudited) and December 29, 2007	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income – For the Six Months Ended June 28, 2008 (unaudited) and June 30, 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows – For the Six Months Ended June 28, 2008 (unaudited) and June 30, 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 6. Exhibits	32

SIGNATURES	33

EX-10.4: First Amendment to Footstar, Inc. 2006 Non-Employee's Director Stock Plan
EX-31.1: Certification of President and Chief Executive Officer
EX-31.2: Certification of Chief Financial Officer
EX-32.1: Certification of President and Chief Executive Officer and Chief Financial Officer

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 28, 2008 and June 30, 2007
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$153.2	$173.4	$271.1	$307.5
Cost of sales	104.9	112.7	188.5	205.9

Gross profit	48.3	60.7	82.6	101.6
Store operating, selling, general and administrative expenses	38.5	37.1	73.7	75.9
Depreciation and amortization	1.0	2.1	2.8	4.2
Gain on cancellation of retiree benefit plan	(22.3)	—	(22.3)	—
Other income	—	(0.6)	—	(0.6)
Interest expense	0.4	0.3	0.6	0.6
Interest income	(0.2)	(0.7)	(0.5)	(2.0)

Income before income taxes and discontinued operations	30.9	22.5	28.3	23.5
Income tax provision	0.5	1.0	0.7	1.2

Income from continuing operations	30.4	21.5	27.6	22.3
Income from discontinued operations, net of taxes	—	—	(1.3)	—

Net income	$30.4	$21.5	$28.9	$22.3

Net income per share:
Basic:
Income from continuing operations	$1.46	$1.04	$1.33	$1.08
Income from discontinued operations	—	—	0.06	—

Net income	$1.46	$1.04	$1.39	$1.08
Diluted:
Income from continuing operations	$1.44	$1.02	$1.31	$1.07
Income from discontinued operations	—	—	0.06	—

Net income	$1.44	$1.02	$1.37	$1.07
Average common shares outstanding:
Basic	20.8	20.7	20.8	20.7
Diluted	21.2	21.0	21.1	20.9

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 28, 2008
	(unaudited)	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$29.4	$53.8
Accounts receivable, net	9.1	11.4
Inventories	98.2	86.7
Prepaid expenses and other current assets	3.9	4.4

Total current assets	140.6	156.3
Property and equipment, net	18.7	20.7
Intangible assets, net	—	3.3
Deferred charges and other assets	1.2	1.3

Total assets	$160.5	$181.6

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise:
Accounts payable	$35.5	$48.0
Accrued expenses	20.3	20.7
Amount due under Kmart Agreement	5.1	5.1
Unrealized gain on sale of intellectual property	10.5	—
Income taxes payable	0.5	1.2
Liabilities of discontinued operations	0.9	0.9
Liabilities subject to compromise	0.3	0.5

Total current liabilities	73.1	76.4
Other long-term liabilities	8.5	26.1

Total liabilities	81.6	102.5

Shareholders’ Equity:
Common stock $.0l par value: 100,000,000 shares authorized, 31,980,318 and 31,836,762 shares issued	0.3	0.3
Additional paid-in capital	329.6	328.9
Treasury stock: 10,711,569 shares at cost	(310.6)	(310.6)
Retained earnings	59.3	51.7
Accumulated other comprehensive income	0.3	8.8

Total shareholders’ equity	78.9	79.1

Total liabilities and shareholders’ equity	$160.5	$181.6

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Six Months Ended June 28, 2008 and June 30, 2007
(Unaudited)
(in millions, except share amounts)

							Accum-
							ulated
							Other
					Add’l		Compre-
	Common stock		Treasury Stock		Paid-in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 30, 2006	31,634,242	$0.3	10,711,569	$(310.6)	$343.7	$88.6	$9.5	$131.5

Comprehensive income:

Net income	—	—	—	—	—	22.3	—	22.3
Amortization of prior service credit and actuarial gain attributable to postretirement benefit plan	—	—	—	—	—	—	(0.8)	(0.8)

Total comprehensive income								21.5

Special cash distribution	—	—	—	—	(16.0)	(88.8)	—	(104.8)

Common stock incentive plans	34,679	—	—	—	0.7	—	—	0.7

Balance as of June 30, 2007 (unaudited)	31,668,921	$0.3	10,711,569	$(310.6)	$328.4	$22.1	$8.7	$48.9

							Accum-
							ulated
							Other
					Add’l		Compre-
	Common stock		Treasury Stock		Paid-in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 29, 2007	31,836,762	$0.3	10,711,569	$(310.6)	$328.9	$51.7	$8.8	$79.1

Comprehensive income:

Net income	—	—	—	—	—	28.9	—	28.9
Cancellation of postretirement benefit plan	—	—	—	—	—	—	(7.7)	(7.7)
Amortization of prior service credit and actuarial gain attributable to postretirement benefit plan	—	—	—	—	—	—	(0.8)	(0.8)

Total comprehensive income								20.4

Special cash distribution	—	—	—	—		(21.3)	—	(21.3)

Common stock incentive plans	143,556	—	—	—	0.7	—	—	0.7

Balance as of June 28, 2008 (unaudited)	31,980,318	$0.3	10,711,569	$(310.6)	$329.6	$59.3	$0.3	$78.9

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 28, 2008 and June 30, 2007
(Unaudited)
(in millions)

	Six Months Ended
	June 28, 2008	June 30, 2007
Net cash (used in) provided by operating activities	$(16.1)	$8.5

Cash flows provided by (used in) investing activities:
Proceeds from sale of intellectual property	13.0	—
Additions to property and equipment	—	(0.3)

Net cash provided by (used in) investing activities	13.0	(0.3)

Cash flows used in financing activities:
Special cash distribution paid	(21.3)	(104.8)
Payments on mortgage note	(0.6)	(0.5)

Net cash used in financing activities	(21.9)	(105.3)

Cash flows provided by (used in) discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	0.6	(1.0)

Net decrease in cash and cash equivalents	(24.4)	(98.1)
Cash and cash equivalents, beginning of period	53.8	101.3

Cash and cash equivalents, end of period	$29.4	$3.2

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
1. Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation
Background
Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operates its businesses through its subsidiaries which principally operate as a retailer selling family footwear through licensed footwear departments in Kmart stores. These operations comprise substantially all of our sales and profits. We operated the footwear departments in 1,383 Kmart stores as of June 28, 2008.
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
Expected Liquidation of the Company’s Business.
As part of its emergence from bankruptcy in February 2006, substantially all of the Company’s business operations were related to the agreement pursuant to which we operate the licensed footwear departments in Kmart stores (the “Kmart Agreement”). The Kmart Agreement is scheduled to expire by its terms at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement). At the end of such term, the Kmart Agreement provides for the purchase by Kmart of the remaining inventory in the Kmart footwear departments.
Following its emergence from bankruptcy, the Company’s Board of Directors, with the assistance of investment bankers, evaluated a number of possible alternatives to enhance stockholder value, including acquisition opportunities, changes in the terms of the Company’s principal contracts, including the early termination of or extension of the Kmart Agreement, the payment of one or more dividends, and the sale of our assets or stock. The Board of Directors determined the best course of action was to operate under the Kmart Agreement through its scheduled expiration in December 2008, unless earlier terminated.
In 2008, Kmart and the Company entered into discussions with respect to the rights and responsibilities of the respective parties on the termination of the Kmart Agreement as well as the sale of certain intellectual property to Kmart. As a result of such discussions, on April 3, 2008, the Company sold such intellectual property to Kmart affiliates for approximately $13.0 million, and reached an agreement on how the value of the inventory would be determined when sold to Kmart upon termination of the Kmart Agreement at the end of 2008 (see “Master Agreement Amendment; Intellectual Property Purchase Agreement” in this section below).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
In May 2008 the Board of Directors determined that it is in the best interest of the Company and its stockholders to liquidate the Company’s business and ultimately dissolve after the expiration of the Kmart Agreement (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets. As a result, the Board of Directors adopted a plan of liquidation, which provides for the complete liquidation of the Company by providing for the sale of certain assets and the wind-down of the Company’s business as described in that plan and for distributions of available cash to stockholders as determined by the Board of Directors. The Company contemplates submitting a plan of dissolution to the Company’s stockholders in 2009 after the expiration of the Kmart Agreement.
In connection with the anticipated liquidation, wind–down and ultimate dissolution of the Company, the Company will, when and as determined by the Board of Directors in its absolute discretion, pay, or make adequate provision for payment of, all known and uncontroverted liabilities of the Company (including indemnification obligations and expenses associated with the liquidation and dissolution of the Company and the satisfaction in full of the obligations of the Company) and will set aside from its cash-on-hand such additional amount as the Board of Directors in its absolute discretion determines to be appropriate from time to time in connection with other, unascertained or contingent, liabilities of the Company.
On March 27, 2007, the Company declared a pro rata special cash distribution of $5.00 per share to its stockholders of record on April 13, 2007. In connection with the Board’s adoption of the plan of liquidation on May 9, 2008, the Board of Directors declared a pro rata special cash distribution of $1.00 per share to its stockholders of record at the close of business on May 28, 2008.
In connection with the anticipated liquidation, wind-down and ultimate dissolution of the Company, the Company from time to time may make further pro rata special cash distributions, as and when determined by our Board of Directors in its absolute discretion with consent as required by our lender in connection with our revolving credit facility. No final pro rata liquidating distribution will be made until the Board submits a plan of dissolution to the Company’s stockholders and such plan is approved by the Company’s stockholders.
Master Agreement Amendment; Intellectual Property Purchase Agreement
As discussed above, on April 3, 2008, the Company entered into (i) a Master Agreement Amendment (the “Master Agreement Amendment”) with Kmart Corporation, certain affiliates of Kmart Corporation (together with Kmart Corporation, “Kmart”) and Sears Holdings Corporation (“Sears”), which amends the Kmart Agreement, and (ii) an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Sears and its subsidiary, Sears Brand LLC (“Sears Brand”).
Pursuant to the terms of the Master Agreement Amendment, Kmart agreed to offer employment (effective at December 31, 2008 in most cases) to substantially all of the Company’s store managers and district manager level employees and the Company agreed to make all other store employees available to Kmart for interviewing.
The Master Agreement Amendment also sets forth provisions concerning Kmart’s purchase of the inventory at the termination of the Kmart Agreement and establishes procedures for determining the

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
book value of such inventory (and the additional consideration to be paid). The Master Agreement Amendment provides, among other things, that Kmart will purchase the inventory in our Kmart footwear departments (excluding inventory that is damaged or unsaleable) at book value, plus $1.35 million, less $0.95 million and less a shrink adjustment of $0.2 million.. Under the Master Agreement Amendment, the Company also has the option to have Kmart purchase its seasonal inventory, as defined, at 40% of book value, less $1 million. During the remaining term of the Kmart Agreement, the Company is required to provide Kmart with certain information, including a business analysis and category analysis report in the fall of 2008 and aged inventory reports on a monthly basis beginning in August 2008.
Under the terms of the IP Purchase Agreement, the Company sold to Sears Brands substantially all of the Company’s intellectual property, including the intellectual property related to the Company’s Kmart business, for a purchase price of approximately $13.0 million. The Company has deferred the realization of the gain until the expiration of the Kmart Agreement on December 31, 2008. The purchase and sale was effective as of the signing of the IP Purchase Agreement and was not subject to any closing conditions.
Under the IP Purchase Agreement, Sears Brands granted the Company a royalty-free, exclusive license to use the intellectual property to operate the Company’s Kmart business until the Kmart Agreement is terminated and a royalty-free, non-exclusive license for a short period following the termination of the Kmart Agreement to liquidate any remaining inventory, if applicable.
As set forth in the Kmart Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less any applicable fees outlined in the Kmart Agreement. The Kmart Agreement provides that we pay Kmart 14.625% of the gross sales of the footwear departments and a miscellaneous expense fee of $23,500 each year per open store. Such fees were $29.9 million and $32.6 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $54.6 million and $59.5 million for the six months ended June 28, 2008 and June 30, 2007, respectively. As of June 28, 2008 and December 29, 2007, we had outstanding accounts receivable due from Kmart of $7.8 million and $9.0 million respectively, which were subsequently collected in July 2008 and January 2008, respectively.
We and Kmart each have the right to terminate the Kmart Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year based on the most recent four consecutive fiscal quarters, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Fifty-six stores have been closed or converted from August 25, 2005 through July 26, 2008. We also have the unilateral right to terminate the Kmart Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since August 2005, the gross sales of the footwear departments in any four consecutive fiscal quarters have ranged from $581.7 million to $650.7 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.
Pursuant to the Kmart Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate footwear departments in more than 451 Kmart stores during the remaining term of the Kmart Agreement by disposing of, closing or converting those stores. As

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
of June 28, 2008, Kmart could dispose of, close or convert 451 additional stores during 2008 without paying us a stipulated loss value. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory, as defined by the parties) at book value, as defined by the parties. In addition, to the extent Kmart exceeds the 451 store aggregate limit, Kmart must pay us a non-refundable stipulated loss value per store equal to $20,000. If the entire Kmart Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value payments for such stores.
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
The results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending January 3, 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
3. Summary of Significant Accounting Policies
As of June 28, 2008, the Company’s significant accounting policies described in our Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 29, 2007 relating to other intangible assets and postretirement benefits are no longer applicable.
As discussed in Note 1 “Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation” the Company sold its intangible assets to Sears Brands effective April 3, 2008.
In connection with the previously announced anticipated wind-down of the Company’s business at the end of 2008, the Company’s retiree medical and retiree life insurance plan was terminated for all active employees who were eligible to participate in such plan and for all retiree participants effective June 6, 2008. The Company provided such benefits to certain retirees and a closed group of active employees who satisfied certain eligibility requirements, including having a minimum of 10 years of full time active service as of December 31, 1992. As a result of this termination, during the second quarter of 2008, the Company eliminated its accumulated postretirement benefit obligation of approximately $14.6 million and its unamortized net gain and prior service costs included in accumulated other comprehensive income of $7.7 million, and recorded a gain of $22.3 million.
Additionally, the partial adoption of FASB Statement No. 157, Fair Value Measurements, effective December 30, 2007 effects the Company’s significant accounting policy relating to fair value of financial instruments (see Note 4 “Impact of Recently Issued Accounting Standards”).
4. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States (“GAAP”), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008 the FASB issued FASB Staff Position FAS No. 157-2 (“FAS No. 157-2”) in which it agreed to defer for one year the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has only partially adopted Statement No. 157. In accordance with FAS No. 157-2, the Company has not applied the provisions of Statement No. 157 in recognizing its liability for employee termination benefits at fair value (see Note 5 “Reduction in Workforce”). We are currently evaluating the potential impact, if any, of the complete adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of Statement No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, Statement No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Statement No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.
5. Reduction in Workforce
As previously announced, the Company anticipates winding down its business at the end of 2008 when its exclusive license to operate the footwear departments in Kmart stores expires. In connection with this anticipated wind-down, on April 24, 2008 and on May 28, 2008, the Board of Directors of the Company approved a plan to reduce operating expenses and align its workforce with its anticipated staffing needs by reducing the Company’s workforce by approximately 218 employees. The Company notified these employees of their estimated termination dates, which range from June 28, 2008 through June 30, 2009. The Company expects to incur cash charges of approximately $8.5 million for one-time severance costs and $2.0 million for benefit costs associated with these employees, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date. For the three months ended June 28, 2008 the Company recorded severance and benefit charges totaling $3.6 million, of which $2.1 million is included within store operating, selling, general and administrative expenses and $1.5 million is included within cost of sales in the accompanying Condensed Consolidated Statements of Operations. Cash payments to terminated employees totaling $0.4 million were paid during the three months ended June 28, 2008. As of June 28, 2008 the Company had an accrual of $3.2 million relating to severance and benefit costs. In order to continue to retain key employees as it winds down its businesses the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.
6. Discontinued Operations
In April 2008, the Company entered into an agreement with CVS Pharmacy, Inc. (“CVS”), its former parent entity, pursuant to which CVS agreed to assume any and all of Footstar’s obligations with respect to an environmental remediation project relating to a landfill that has been designated as a superfund site which was used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. The assumption by CVS eliminated the previously recorded obligation of $1.6 million for cash consideration of $0.9 million, resulting in a gain of $0.7 million, net of tax, included in income from discontinued operations.
In addition, the Company received $0.6 million, net of tax, due to a settlement of a class action lawsuit relating to the Company’s Athletic segment, which was discontinued in 2004.
Net sales, operating income, interest expense and gain from discontinued operations for the three and six months ended June 28, 2008 and June 30, 2007 were as follows (in millions):

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$—	$—	$—	$—
Operating income from discontinued operations	—	—	1.3	—
Interest expense	—	—	—	—
Provision for income taxes	—	—	—	—

Income from discontinued operations	$—	$—	$1.3	$—

7. Liabilities Related to Discontinued Operations
The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Accordingly, we have separately reported our liabilities related to discontinued operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the first six months of fiscal 2008 and fiscal 2007 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.
Liabilities related to discontinued operations consisted of accrued expenses of $0.9 million at June 28, 2008 and at December 29, 2007.
8. Liabilities Subject to Compromise
Liabilities subject to compromise represent our current estimate of the amount of the pre-petition claims that are subject to restructuring during bankruptcy. Pursuant to Court orders, we were authorized to pay certain pre-petition operating liabilities incurred in the ordinary course of business and reject certain of our pre-petition obligations. We notified all known pre-petition creditors of the establishment of a bar date by which creditors must file a proof of claim, which bar date has now passed for all creditors. Differences between liability amounts recorded by us and claims timely filed by creditors have been substantially reconciled and were paid upon our emergence on February 7, 2006. The Court will make a final determination of allowable claims on the remaining disputed amounts.
Liabilities subject to compromise consisted of accrued expenses of $0.3 million and $0.5 million at June 28, 2008 and at December 29, 2007, respectively.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
The following table reflects average shares outstanding used to compute basic and diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Average shares outstanding	20.8	20.6	20.7	20.6
Average contingently issuable shares (1)	—	0.1	0.1	0.1

Average shares outstanding – basic	20.8	20.7	20.8	20.7
Average shares outstanding – diluted (2)	21.2	21.0	21.1	20.9

(1)	Represents shares earned under our stock incentive plans

(2)	The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 407,205 shares for the three and six months ended June 28, 2008 and 494,415 shares for the three and six months ended June 30, 2007. All shares excluded from the calculation of diluted EPS had exercise prices greater than the Company’s market price per share. There were no assumed shares having an anti-dilutive effect on EPS in any period.
10. Comprehensive Income
The components of comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Comprehensive Income:
Net income	$30.4	$21.5	$28.9	$22.3
Defined postretirement benefit plan, net of tax:
Gain on cancellation of retirement benefit plan	(7.7)	—	(7.7)	—
Amortization of prior service credit	(0.3)	(0.4)	(0.6)	(0.7)
Amortization of actuarial gain	(0.1)	—	(0.2)	(0.1)

Comprehensive income	$22.3	$21.1	$20.4	$21.5

11. Income Taxes
The 2008 and 2007 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset current income. The effective tax rates for the three and six months ended June 28, 2008 and June 30, 2007 were lower than the expected rate and the applicable U.S. statutory rate because the Company is utilizing net operating losses available to reduce the annual provision. Also included in the income tax provision for the three and six months ended June 30, 2007 is a provision for alternative minimum tax.
As of June 28, 2008, all of the Company’s deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
12. Special Cash Distribution
On May 9, 2008, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. The special cash distribution totaling $21.3 million was paid on June 3, 2008.
On March 27, 2007, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $5.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. As such, the Company recorded a special cash distribution which reduced retained earnings by the amount available on the date of declaration ($88.8 million) and reduced additional paid-in capital for the amount in excess of retained earnings ($16.0 million). The special cash distribution totaling $104.8 million, was paid on April 30, 2007.
13. Credit Facility
The Company entered into the First Amendment to an Amended and Restated Exit Credit Agreement with Bank of America, N.A. (the “Amended Credit Facility”) effective May 9, 2008. The Amended Credit Facility reflects a voluntary reduction in total commitments available from $100 million to $50 million and a reduction in the letter of credit sub-limit from $40 million to $25 million. The amount the Company may borrow continues to be limited to total commitments or, if lower, the calculated borrowing base, based upon eligible inventory and accounts receivable, and other terms, determined in accordance with the Amended Credit Facility. Loans under the Amended Credit Facility bear interest, at the Company’s option, either at the alternate base rate, as defined, plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Amended Credit Facility. A quarterly fee of 0.3% per annum is payable on the unused balance. In addition, the Amended Credit Facility reflects an extension in maturity date to the earlier of December 31, 2008 or the termination of the Amended Master Agreement from the earlier of November 30, 2008 or thirty days prior to the termination of the Amended Master Agreement.
The Amended Credit Facility also provided for consent of the declaration and payment of a special distribution to stockholders up to $1.00 per share of common stock; provided that no further dividends or distributions be permitted without lender consent, unless consisting solely of the net proceeds of the sale of the Company’s corporate headquarters and satisfying other conditions set forth in the Amended Credit Facility.
There were no borrowings under the Amended Credit Facility during the first six months of fiscal 2008. As of June 28, 2008, the Company had standby letters of credit totaling $7.1 million and $32.9 million of additional availability under the Amended Credit Facility.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
14. Commitments and Contingencies
Kmart Relationship
The Kmart Agreement is scheduled to expire at the end of December 2008 (subject to any earlier termination by mutual agreement of Kmart and Footstar or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement).
Litigation Matters
On or about March 3, 2005, an action was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas –Salomon AG v. Kmart Corporation and Footstar, Inc. seeking injunctive relief and unspecified monetary damages for alleged trademark infringement, trademark dilution, unfair competition, deceptive trade practices and breach of contract arising out of our use of four stripes as a design element on footwear which Adidas claims infringes on its registered three stripe trademark. This matter was settled amicably effective May 2, 2008 and the action was dismissed with prejudice.
We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.
FMI Agreement
FMI International LLC (“FMI”), a logistics provider, is obligated to provide us with warehousing and distribution services through June 30, 2012 under a receiving, warehousing and distribution services agreement, as amended. In 2007, we were obligated to pay FMI a minimum of $17.8 million for the two-year period of 2007 and 2008 payable $10.4 million in 2007 and $7.4 million in 2008. The Company intends to exercise its right to terminate this agreement effective at the end of 2008 in connection with the liquidation of its business after which it will have no further obligations to FMI.
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
This report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operations or financial performance. Factors that could affect our forward-looking statements include, among other things:
•	the Company’s ability to manage the wind-down of its current businesses in connection with the termination of our Kmart business by the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
default terms of the Kmart Agreement) and the Board’s adoption in May 2008 of the plan of liquidation;

•	the impact of any dividends or any other special distributions to stockholders on the Company’s future cash requirements and liquidity needs, both in connection with the Company’s future operations and all contingencies;

•	a plan of dissolution will be subject to approval and adoption by the Company’s stockholders;

•	under a plan of dissolution, the Company’s remaining assets would be disposed of, known liabilities would be paid or provided for and reserves would be established for contingent liabilities, with only any remaining assets available for ultimate distribution;

•	uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the liquidation plan and subsequent dissolution, there can be no assurance as to the amount of any cash or other property that may potentially be distributed to stockholders or the timing of any distributions;

•	there can be no assurance that issues will not arise in connection with the obligations, adjustments and payments to occur on the termination of the Kmart Agreement;

•	as our Kmart business winds down during 2008, we may encounter problems and other issues that may adversely impact our Kmart Agreement or our other business obligations or our financial results;

•	we do not currently expect to generate any material revenues or operating income following the termination of our Kmart business, although we will continue to incur costs in connection with any of our ongoing operations and continued corporate existence as well as costs to wind-down our business;

•	we do not expect to be able to fully realize the benefits of our net operating loss carry forwards;

•	whether the Company continues to operate the footwear departments in Kmart stores through December 2008;

•	the Company’s ability to obtain and maintain adequate terms and service with vendors and service providers and to ensure timely delivery of goods through December 2008;

•	the effect of making more current certain vendor payable terms effective February 2008;

•	the ability to maintain contracts that are critical to the Company’s operations;

•	the Company’s ability to successfully implement and maintain internal control and procedures that ensure timely, effective and accurate financial reporting;

•	the Company’s ability to reduce overhead costs commensurate with any decline in sales and in connection with the winding down of our business;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
•	the Company’s ability to manage and plan for the disposal of, closing or conversion of Kmart stores;

•	retention of employees; and

•	intense competition in the markets in which the Company competes.
The Company’s operation of the footwear departments in Kmart stores accounts for substantially all of the Company’s net sales and net profits. The Kmart Agreement, pursuant to which we operate these footwear departments, is scheduled to expire at the end of 2008 (subject to any earlier termination by mutual agreement of Kmart and the Company or, in certain particular circumstances provided for in the Kmart Agreement, unilaterally by a party pursuant to the existing early termination or default terms of the Kmart Agreement) at which time Kmart has agreed, under the Master Agreement Amendment, to purchase the inventory in our Kmart footwear departments (excluding inventory that is damaged or unsaleable) at book value, plus $1.35 million, less $0.95 million and less a shrink adjustment of $0.2 million. In addition, at our option, Kmart may buy our seasonal inventory, as defined at 40% of book value, less $1 million.
Following the wind-down our Kmart business and all its other businesses by no later than December 31, 2008, the Company plans on proposing a plan of dissolution to its stockholders.
The U.S. economy is currently experiencing significant and worsening macro-economic issues, including tightening of U.S. credit markets, residential real estate crisis, recessionary and inflationary pressure, high energy prices, higher raw material costs, declining value of the U.S. dollar, higher unemployment rates, and stock market declines, which the Company believes has negatively impacted its business and may continue to do so in the future. The Company believes that consumer purchases of discretionary items have declined and may continue to decline during periods of a negative economic environment and other periods where disposable income is lower. A continued downturn in the economies which the Company sells its products may adversely affect the Company’s level of sales, result of operations and ability to continue to fund our needs from business operations. Also, in light of our wind-down and expected liquidation, as well as the factors referred to above, there is no assurance that our lender would be willing to support and accommodate further requests or consents with respect to our Amended Credit Facility.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
RECENT EVENTS
Our Board of Directors has determined that it is in the best interest of the Company and its stockholders to liquidate the Company’s business and ultimately dissolve after the expiration of Kmart Agreement (and other miscellaneous contracts through the end of such term) and to sell the Company’s other remaining assets. As such, in May 2008, our Board of Directors adopted a plan of liquidation, which provides for the complete liquidation of the Company by providing for the sale of certain assets and the wind-down of the Company’s business as described in that plan and distributions of available cash to stockholders as determined by the Board of Directors. Under the terms of the plan of liquidation, the Company contemplates submitting a plan of dissolution to the Company’s stockholders in 2009 after the expiration of the Kmart Agreement.
We continue to market our corporate headquarters in Mahwah, New Jersey for possible sale.
In connection with the winding down of our business, the Company has:
•	entered into the IP Purchase Agreement and the Master Agreement Amendment with Kmart and Sears, on April 3, 2008, as discussed in Note 1 (“Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation”) of our Notes to Consolidated Financial Statements in this Form 10-Q;

•	declared a special cash distribution to stockholders in the amount of $1.00 per share, which was paid on June 3, 2008 to stockholders of record at the close of business on May 28, 2008;

•	entered into an amendment to its revolving credit facility, which extends the maturity date of the Amended Credit Facility to the earlier of December 31, 2008 or the termination of the Kmart Agreement and reduces the revolving commitments thereunder to $50,000,000 (inclusive of a $25,000,000 sub-limit for letters of credit) as discussed in Note 13 “Credit Facility” of our Notes to Consolidated Financial Statements in this Form 10-Q;

•	approved planned reductions in workforce and eliminated three executive officer positions, which are intended to reduce the Company’s operating expenses and further align its workforce with its anticipated staffing needs, as discussed in Note 5 “Reduction in Workforce” of our Notes to Consolidated Financial Statements in this Form 10-Q; and

•	terminated its retiree medical and retiree life insurance plan for all active employees who were eligible to participate in such plan and for all retiree participants, effective June 6, 2008, as discussed in Note 3 “Summary of Significant Accounting Standards” of our Notes to Consolidated Financial Statements in this Form 10-Q.
Overview
The following points highlight the first six months of operations in 2008 as compared to the first six months in 2007 for the Company and our financial condition as of June 28, 2008:
•	as of June 28, 2008 we operated in 1,383 Kmart stores compared with 1,389 stores on June 30, 2007, and we operated in 833 Rite Aid stores on June 28, 2008 in the western region of the United States, compared with 854 stores on June 30, 2007;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
•	operating profit increased to $28.4 million for the six month period ended June 28, 2008 as compared to an operating profit of $21.5 million for the six month period ended June 30, 2007, primarily the result of the termination of the retiree medical and life insurance plan ($22.3 million) and lower selling, general and administrative costs ($2.2 million) which offset the effects of lower sales ($36.4 million) and lower gross profit ($19.0) million;

•	the Company used $16.1 million in cash from operating activities during the first six months of 2008 as compared to providing cash of $8.5 million from operating activities for the first six months of 2007, primarily related to the change in vendor terms and lower sales in the first six months of 2008; and

•	as of June 28, 2008, the Company had $29.4 million of cash and cash equivalents with no loans outstanding under the Amended Credit Facility. Outstanding standby letters of credit as of June 28, 2008 were $7.1 million. The Company had $32.9 million available for additional borrowings under the Amended Credit Facility as of June 28, 2008.
Kmart Relationship
Our business relationship with Kmart is extremely important to us. The licensed footwear departments in Kmart provide substantially all of our sales and profits.
As discussed in more detail in Note 1 (“Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation”) of our Notes to Consolidated Financial Statements in this Form 10-Q, on April 3, 2008, we entered into the Master Agreement Amendment, which amended certain provisions of the Kmart Agreement, including, among other things, Kmart’s purchase of the inventory (excluding damaged or unsaleable inventory) associated with the Kmart business upon the termination of the Kmart Agreement.
Product Sourcing
Product sourcing in the family footwear business is driven by relationships with foreign manufacturers. Approximately 97% of our products are imported by us and manufactured in China where the cost of labor has increased. A portion of our footwear product is comprised of petrochemical products where prices have fluctuated dramatically over the past year. Furthermore, higher product prices could result from China’s July 2005 currency revaluation which allows the value of the Yuan to link to a trade-weighted basket of currencies rather than being pegged to the U.S. dollar at a fixed rate. Although we pay for finished goods in U.S. dollars, we have experienced higher product costs for our goods, which have not been fully offset by price increases for our merchandise. Also, as a result of these issues, the Company has shifted certain manufacturing production to lower cost regions of China. It is possible that the Company could experience lower product quality and/or late shipments in these new factories which could unfavorably impact the Company’s financial results. The Company has experienced low, single digit cost increases for our products which we do not believe will be fully offset by price increases and we therefore expect will have a negative impact on our margins and profitability for the remainder of this fiscal year.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Results of Operations — Three months ended June 28, 2008 versus
Three months ended June 30, 2007
The following is a discussion of the results of operations for the three months ended June 28, 2008 compared with the three months ended June 30, 2007 (in millions):
Second Quarter 2008 versus Second Quarter 2007

			% of Sales -	% of Sales -
	2008	2007	2008	2007
Net Sales	$153.2	$173.4	100.0	100.0

Gross Profit	48.3	60.7	31.5	35.0
SG&A Expenses	38.5	37.1	25.1	21.4
Depreciation/Amortization	1.0	2.1	0.7	1.2
Gain on Cancellation of Retiree Benefit Plan	22.3	—	14.6	—

Operating Profit	$31.1	$21.5	20.3	12.4

Net Sales
Net sales decreased $20.2 million, or 11.7%, to $153.2 million in 2008 compared with $173.4 million in 2007. Shoemart sales were approximately $148.9 million in 2008 and $166.9 million in 2007. Shoemart comparable store sales decreased 10.3% due to the Easter calendar shift, lower clearance sales and lower customer traffic levels. Shoemart store counts were down on average by 0.4% during the second quarter as there were 1,383 stores in operation in 2008 versus 1,389 stores in 2007. Rite Aid sales were also down due to a 16.5% comparable store sales decline and store counts that were down on average by 2.4%.
Gross Profit
Gross profit decreased $12.4 million, or 20.4%, to $48.3 million in 2008 compared with $60.7 million in 2007. The weaker gross margin is primarily attributed to the 11.7% sales decline during the quarter. The balance of the gross profit decline was due to an additional inventory reserve of $2.4 million which is required since Kmart is obligated per the Master Agreement Amendment to pay only 40% of book value for all seasonal inventories as of December 31, 2008. In addition, severance and benefit related changes within cost of sales ($1.5 million) and higher fuel and delivery costs ($0.7 million) also contributed to the gross profit decline versus 2007.
SG&A Expenses
SG&A expenses increased $1.4 million, or 3.8%, to $38.5 million in 2008 compared with $37.1 million in 2007. The increase was due to $2.1 million of charges in the second quarter to reflect the cost of severance and other benefits for associates that have been informed of their expected termination dates in 2008 and 2009.
Depreciation and Amortization
Depreciation and amortization decreased $1.1 million to $1.0 million in 2008 compared with $2.1 million in 2007. The decrease is due to lower amortization costs since the Company ceased trademark amortization with the sale of these trademarks in April 2008.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Gain on Cancellation of Retiree Benefit Plan
In connection with the previously announced anticipated wind-down of the Company’s business at the end of 2008, the Company terminated its retiree medical and retiree life insurance plan for all active employees who had been eligible to participate in such plan and for all retiree participants effective June 6, 2008. As a result of this termination, during the second quarter of 2008, the Company eliminated its accumulated postretirement benefit obligation of approximately $14.6 million and its unamortized net gain and prior service costs included in accumulated other comprehensive income of $7.7 million, and recorded a gain of approximately $22.3 million.
Operating Profit
Operating profit increased $9.6 million to $31.1 million in 2008 compared with $21.5 million in 2007 primarily for the reasons described above.
Results of Operations — Six months ended June 28, 2008 versus
Six months ended June 30, 2007
The following is a discussion of the results of operations for the six months ended June 28, 2008 compared with the six months ended June 30, 2007 (in millions):
First Six Months 2008 versus First Six Months 2007

			% of Sales -	% of Sales -
	2008	2007	2008	2007
Net Sales	$271.1	$307.5	100.0	100.0

Gross Profit	82.6	101.6	30.5	33.0
SG&A Expenses	73.7	75.9	27.2	24.7
Depreciation/Amortization	2.8	4.2	1.0	1.4
Gain on Cancellation of Retiree Benefit Plan	22.3	—	8.2	—

Operating Profit	$28.4	$21.5	10.5	7.0

Net Sales
Net sales decreased $36.4 million, or 11.8%, to $271.1 million in 2008 compared with $307.5 million in 2007. Shoemart sales were approximately $262.7 million in 2008 and $295.2 million in 2007 for an 11.0% decrease during the first six months of 2008. The Shoemart sales decline was the result of comparable store sales that were down 10.6% and store counts that were down 0.4% on average throughout the first six months of 2008. The Shoemart comparable store sales decline was due to lower customer traffic levels and weaker selling across all product categories on full-priced merchandise. Rite Aid comparable store sales decreased 12.5% during the first six months of 2008.
Gross Profit
Gross profit decreased $19.0 million to $82.6 million in 2008 compared with $101.6 million in 2007. The 18.7% decrease in gross profit dollars was largely the result of the 11.8% decrease in sales during the first six months of 2008. The balance of the gross profit decline was due to an additional inventory reserve of $2.4 million which is required since Kmart is obligated per the Master Agreement Amendment to pay only 40% of book value for all seasonal inventories as of

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
December 31, 2008. In addition, higher fuel and delivery costs ($0.3 million) also contributed to the gross profit decline versus 2007. The Company has experienced low, single digit cost increases for our products which we do not believe will be fully offset by price increases and we therefore expect will have a negative impact on our margins and profitability for the remainder of the year.
SG&A Expenses
SG&A expenses decreased $2.2 million, or 2.9%, to $73.7 million in 2008 compared with $75.9 million in 2007. The decrease in SG&A expenses was largely due to lower administrative costs during the first six months of 2008 due to lower compensation and benefit costs due to lower headcount ($1.2 million), lower professional fees ($1.3 million) and lower general and administrative expenses ($1.8 million). Offsetting these decreases was approximately $2.1 million of charges to reflect the cost of severance and other benefits for associates that have been informed of their expected termination dates in 2008 and 2009.
Depreciation and Amortization
Depreciation and amortization decreased $1.4 million to $2.8 million in 2008 compared with $4.2 million in 2007. The decrease is due to lower amortization costs since the Company ceased trademark amortization with the sale of these trademarks in April 2008.
Gain on Cancellation of Retiree Benefit Plan
In connection with the previously announced anticipated wind-down of the Company’s business at the end of 2008, the Company terminated its retiree medical and retiree life insurance plan for all active employees who had been eligible to participate in such plan and for all retiree participants effective June 6, 2008. As a result of this termination, during the second quarter of 2008, the Company eliminated its accumulated postretirement benefit obligation of approximately $14.6 million and its unamortized net gain and prior service costs included in accumulated other comprehensive income of $7.7 million, and recorded a gain of approximately $22.3 million.
Operating Profit
Operating profit increased $6.9 million to $28.4 million in 2008 compared with $21.5 million in 2007 primarily due to the reasons noted above.
Liquidity and Capital Resources
Our primary uses of cash are funding working capital requirements and operating expenses. The Company also expects to incur severance and other costs in connection with the anticipated wind- down of its business. Further, we could experience shifts in working capital requirements not consistent with past periods. The Company intends to fund its cash requirements through current balances in cash and cash equivalents and cash flows from operations, supplemented by borrowings available under the revolving credit facility (the “Amended Credit Facility”), as needed. The Amended Credit Facility matures on the earlier of December 31, 2008 or the termination of the Kmart Agreement. At June 28, 2008, we had cash and cash equivalents of $29.4 million and $32.9 million of availability under the Amended Credit Facility.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
On May 11, 2008, the Company announced that its Board of Directors declared a $1.00 per share special cash distribution to stockholders of record as of May 28, 2008. The distribution totaling $21.3 million was paid on June 3, 2008 from balances in cash and cash equivalents and did not cause the Company to borrow under the Amended Credit Facility. Lender consent to such declaration and payment was provided for under the Amended Credit Facility effective as of May 9, 2008.
Subsequent to our emergence from Chapter 11 on February 7, 2006 through June 28, 2008, we made payments to creditors totaling $127.7 million, including interest where applicable. These payments exclude claims for approximately $0.3 million which we currently expect will be paid, with interest where applicable, upon final resolution.
Net cash used in operating activities for the first six months of 2008 was $16.1 million, primarily consisting of net income of $28.9 million, depreciation and amortization of $2.8 million and a decrease in accounts receivable of $2.3 million, offset by gain on termination of retiree medical plan of $22.3 million, an increase in inventories of $11.5 million, a decrease in accounts payable of $12.5 million (see discussion below relating to the change in payment terms to various suppliers) and other miscellaneous items of $3.8 million. Net cash provided by operating activities for the first six months of 2007 was $8.5 million primarily consisting of net income of $22.3 million, depreciation and amortization of $4.2 million, and other miscellaneous items of $0.5 million, partially offset by an increase in inventories of $11.4 million and a decrease in accounts payable and accrued expenses of $7.1 million.
In light of the anticipated termination of the Kmart Agreement by the end of December 2008, we began providing more current payment terms (shifting from 60 days to 30 days) to various suppliers in the first quarter of fiscal 2008, which we do not expect to impair or have an adverse material impact on our liquidity or results of operations.
Cash provided by investing activities was $13.0 million and cash used in financing activities was $21.9 million in the first six months of 2008 compared to using $0.3 million in cash in investing activities and $105.3 million in cash in financing activities in the first six months of 2007. Cash provided by investing activities in 2008 related to our sale of intellectual property in April 2008. Cash outflows from financing activities in the 2008 period reflect the Company’s special cash distribution of $1.00 per common share totaling $21.3 million paid in June 2008. Cash outflows from financing activities in the 2007 period reflected the Company’s special cash distribution of $5.00 per common share totaling $104.8 million paid in April 2007.
Cash provided by discontinued operations for the first six months of 2008 was $0.6 million due to a settlement of a class action lawsuit relating to the Company’s Athletic segment which was discontinued in 2004.
Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lender, retaining key personnel, the payment of any further dividends or distributions, the impact of subsequent financial results and the timing of the wind-down of our current businesses, many of which are beyond our control. In addition, the Company has experienced low, single digit cost increases for our products which we do not believe will be fully offset by price increases and we therefore expect will have a negative impact on our gross profit and operating income for the remainder of this fiscal year. Because the Company had not

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
identified a course of action to replace its current business, we are planning to wind-down our Kmart business and all our other business by not later than December 31, 2008 and expect to propose a plan of dissolution to our stockholders in 2009 after the scheduled expiration of the Kmart Agreement. Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash balances, cash generated from operations, and borrowings available under our Amended Credit Facility, if needed, will be sufficient to fund our current business plan, working capital needs and anticipated expenses for at least the next twelve months.
The Company’s Board of Directors has considered, and could determine in the future, in its discretion, to approve and declare further distributions or dividends to stockholders. There can be no assurance that any such distributions or dividends will be paid or, if to be approved, in what amount or amounts or the timing thereof. All future dividends and distributions would be in the absolute discretion of the Board of Directors with consent as required by our lender in connection with our Amended Credit Facility.
Amended Credit Facility
On May 9, 2008, the Company entered into the Amended Credit Facility with Bank of America, N.A. The Amended Credit Facility reflects a voluntary reduction in total commitments available from $100 million to $50 million and letter of credit sub-limit from $40 million to $25 million. The amount we may borrow under the Amended Credit Facility continues to be limited to total commitments or, if lower, the calculated borrowing base, based upon eligible inventory and accounts receivable and other terms determined in accordance with the Amended Credit Facility. Loans under the Amended Credit Facility bear interest, at our option, either at the alternate base rate, as defined, plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Amended Credit Facility. A quarterly fee of 0.3% per annum is payable on the unused balance. The Amended Credit Facility reflects an extension in maturity date to the earlier of December 31, 2008, or the termination of the Kmart Agreement, from November 30, 2008 or thirty days prior to the termination of the Kmart Agreement.
The Amended Credit Facility is secured by a perfected first priority security interest in substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we are subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, investments, disposal of assets, stock repurchases and capital expenditures. The Company is required to maintain a minimum excess availability level at all times, equal to at least 10% of the borrowing base. In addition, if at any time minimum excess availability falls below 10% of the borrowing base, the Company’s fixed charge coverage ratio for the period of four consecutive fiscal quarters most recently ended must be less than 1.10 to 1.00. If an event of default occurs under the Amended Credit Facility, the lender may declare all amounts outstanding immediately due and payable and may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral to be sold. The Company is currently in compliance with all of its covenants under the Amended Credit Facility.
On April 3, 2008, the Company entered into the IP Purchase Agreement and a Master Agreement Amendment. Under the terms of the IP Purchase Agreement, the Company sold to Sears Brands substantially all intellectual property, including intellectual property related to the Company’s

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Kmart business, for a purchase price of approximately $13.0 million. We were required to and did obtain lender consent under our revolving credit facility in connection with this sale and the amendment of the Kmart Agreement.
We enter into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of June 28, 2008, we had $7.1 million of standby letters of credit outstanding under our Amended Credit Facility. The Company anticipates that certain standby letters of credit will be required after the Amended Credit Facility matures and as such, expects to cash collateralize such obligations in a manner acceptable to the issuer of any such standby letters of credit.
There were no borrowings under the Amended Credit Facility during the first six months of fiscal 2008. As of July 26, 2008 we had no loans outstanding, standby letters of credit totaling $7.1 million and $32.0 million of additional availability under the Amended Credit Facility.
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
The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 are those that depend most heavily on these judgments and estimates. As of June 28, 2008, the retiree medical benefits critical accounting estimate in our 2007 Annual Report on Form 10-K is no longer applicable due to the termination of the retiree medical plan in June 2008. Excluding the retiree medical benefits critical accounting estimate, there have been no material changes to any critical accounting estimate contained in our 2007 Annual Report on Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Derivatives
As of June 28, 2008, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Interest Rates
As of June 28, 2008, the Company had no outstanding loans and $7.1 million of standby letters of credit outstanding under its Amended Credit Facility. Revolving loans under our Amended Credit Facility bear interest at rates that are tied to market rates such as the LIBOR, prime rate and federal funds rate and therefore our condensed consolidated financial statements could be exposed to market risk related to fluctuations in interest rates to the extent that the Company borrows in the future. Additionally, we have not entered into financial instruments for hedging purposes.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth under the caption “Litigation Matters” in Note 14 (“Commitments and Contingencies”) of the Notes to the Consolidated Financial Statements is incorporated herein by reference.
ITEM 1A. Risk Factors
The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis - Factors to Consider”, should be reviewed and considered. In addition, certain modified risk factors have been included below:
Liquidation of the Company’s Businesses
The Company is planning to wind-down its Kmart business and all our other businesses by not later than December 31, 2008. This will include a liquidation and wind-down of the Company’s business, including proposing a plan of dissolution to our stockholders, which is expected to occur in 2009.
The Board of Directors of the Company adopted a plan of liquidation in May 2008, which provides for the complete liquidation of the Company by providing for the sale of certain assets and the wind-down of the Company’s business as described in that plan and distributions of available cash to stockholders as determined by the Board of Directors. Under the terms of the plan of liquidation, the Company contemplates submitting a plan of dissolution to the Company’s stockholders in 2009 after the expiration of the Kmart Agreement. In connection with the wind-down of our current business, we continue to evaluate all of our remaining assets that would be available for possible sale, including our corporate headquarters. We cannot assure you that we will be successful in the sale of our corporate headquarters or any other saleable assets, if any, on the terms or at the time we may expect or plan for.
In connection with a plan of liquidation and dissolution, there can be no assurance as to the amount, if any, of cash or other property that could be distributed to our stockholders or the timing of any such future distribution.
Although we presently anticipate that a plan of liquidation and dissolution would be presented for approval of stockholders as soon as practicable in 2009, our Board has no fixed timetable for when any distribution to our stockholders may occur due to the many contingencies and uncertainties inherent in winding down and liquidating a business.
A proposed plan of liquidation and dissolution will be subject to approval and adoption by the Company’s stockholders.
Under a plan of liquidation and dissolution the Company’s remaining assets would be sold or otherwise disposed of, known liabilities would be paid or provided for, reserves would be

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
established for contingent liabilities and any remaining cash would ultimately be distributed to stockholders.
Following the termination of our Kmart business by no later then December 31, 2008, it is expected that the Company will have limited or no new revenue generation sources or activities and that it would not engage in further revenue-generating activities except for winding down the business of the Company, selling or disposing of any of its remaining saleable assets and satisfying and providing for its liabilities and claims.
The amount and timing of any distributions to stockholders would be determined by our Board (or the trustee of a liquidating trust if our assets and liabilities are transferred to a liquidating trust pursuant to a plan of liquidation and dissolution), in its sole discretion, and would depend, in part, on our ability to settle or otherwise resolve and provide for all of our remaining liabilities and contingencies and convert any remaining assets into cash.
As we pursue liquidation and dissolution of our business, uncertainties as to the amount of our liabilities and the disposition value, if any, of our remaining assets make it impractical to predict the net value which might ultimately be distributable to our stockholders. The amount and timing of any distribution in connection with any decision to liquidate and dissolve would depend upon many factors, including:
•	approval of a plan of liquidation and dissolution by our stockholders;

•	the amounts deemed necessary by our Board to pay and provide for all of our liabilities and obligations, including potential liabilities and obligations;

•	the amounts deemed necessary by our Board to satisfy any known or unknown contingent liabilities;

•	the timing and proceeds of any of our saleable assets; and

•	any future developments, events or circumstances which may impact or adversely change the results of any plan of liquidation.
The amount of any liquidation distribution would be based upon each of these factors, many of which are beyond our control, as well as the amount of funds necessary to complete the liquidation and dissolution of our business. If the Board determines that material contingent liabilities exist, including any asserted or threatened litigation, any distribution may be reduced or delayed. Depending upon the circumstances at the time, costs and expenses for professional fees and other costs and expenses of a liquidation and dissolution may be significant.
No assurance can be given that available cash and any amounts received on any sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. We also cannot assure you that any distribution in liquidation would equal the price or prices at which our common stock has recently traded or may trade in the future.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Kmart Agreement
There can be no assurance that issues will not arise in connection with any of the obligations, adjustments and payments to occur on the termination of our Kmart Agreement.
As discussed in Note 1 (“Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation”) of our Notes to Consolidated Financial Statements in this Form 10-Q, in April 2008 we entered into the Master Agreement Amendment, which amended certain provisions of the Kmart Agreement, including, among other things, Kmart’s purchase of the inventory associated with the Kmart business at the termination of that agreement. Upon the termination of the Kmart Agreement, each of the Company and Kmart has significant obligations to be satisfied to the other party. In light of the significant adjustments and amounts payable in connection with the termination of the Kmart Agreement, including determinations as to purchase price to be paid by Kmart for inventory, there is no assurance that the parties will in all instances be able to resolve all remaining obligations to be satisfied and all amounts payable between them upon and in connection with the termination of this business.
Certain issues in winding-down our business
As our Kmart business winds down, we may encounter problems and other issues which may adversely impact our Kmart Agreement and our other business operations and our financial results.
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
As discussed in Note 5 (“Reduction in Workforce”) of the Notes to the Consolidated Financial Statements, in connection with the wind-down of the Company’s business, the Board has approved plans to reduce the Company’s workforce by approximately 130 employees in 2008 and 88 employees in 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
We do not currently expect to generate any material revenues or operating income as an independent company following the termination of our current business.
As discussed in Note 1 (“Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation”) of our Notes to Consolidated Financial Statements in this Form 10-Q, we sold to Sears Brands substantially all of the Company’s intellectual property related to our Kmart business in April 2008. Following the termination of our Kmart Agreement, which we expect to occur by no later than December 31, 2008, we do not expect to own or manage any material revenue-producing assets and we will not generate any meaningful revenues. We will endeavor to operate the Company on a scaled back basis. However, we will continue to incur significant costs to maintain our ongoing administrative operations and continued corporate existence as well as costs to wind-down our business, without corresponding revenues.
See “Forward-Looking Statements” in Item 2 for additional risk factors to consider.
ITEM 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of stockholders at the Company’s Annual Meeting of Stockholders held on June 17, 2008.
1.	The election of two Class II directors to the Company’s Board of Directors, to hold office for a term which will expire at the 2011 annual meeting of stockholders or until their successors are chosen and qualified:

Nominee	For	Withheld
Adam W. Finerman	8,616,503	17,096
Gerald F. Kelly, Jr.	8,616,385	17,214
Jordan Grayson, who received 5,042,078 votes For and 11,235 Withheld, and Zachary Prensky, who received 5,042,069 votes For and 11,244 Withheld, were not elected as Class II directors.

Jonathan M. Couchman, Eugene I. Davis, Michael O’Hara, Steven D. Scheiwe, Jeffrey A. Shepard and Alan I. Weinstein continued to serve as members of the Company’s Board of Directors.

2.	The ratification of the appointment of Amper, Politziner & Mattia, P.C. as the Company’s independent registered public accounting firm for the 2008 fiscal year was approved by the following vote:

For	Against	Abstain
10,643,509	10,273	3,033,130

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
3.	The stockholder proposal to adopt a resolution to repeal any changes made by the Company’s Board of Directors to the Company’s Bylaws since February 7, 2006 and prior to and including the date of the Annual Meeting was not approved because it did not receive sufficient votes. Such proposal received the following votes:

For	Against	Abstain
5,035,401	8,436	9,477
ITEM 6. Exhibits
2.1	Plan of Complete Liquidation of Footstar, Inc. (incorporated by reference to Exhibit 2.1 of Footstar, Inc.’s Current Report on Form 8-K filed on May 09, 2008).

10.1	Intellectual Property Purchase Agreement, dated as of April 3, 2008, by and among Footstar Corporation, Sears Brands LLC and Sears Holdings Corporation (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

10.2	Master Agreement Amendment, dated as of April 3, 2008, by and among Footstar, Inc., Kmart Corporation, certain affiliates of Kmart Corporation and Sears Holdings Corporation (incorporated by reference to Exhibit 10.2 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

10.3	First Amendment to an Amended and Restated Exit Credit Agreement dated May 9, 2008 by and among Footstar, Inc. and Footstar Corporation as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent for itself and the Lenders, as swingline lender, as issuing bank and as collateral agent (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on May 09, 2008).

10.4	First Amendment, dated June 17, 2008, to the 2006 Non-Employee Director Stock Plan.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer — Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Footstar, Inc.
Date: August 6, 2008	By:	/s/ Jeffrey A. Shepard
Jeffrey A. Shepard
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ Michael J. Lynch
Michael J. Lynch
Chief Financial Officer — Senior Vice President

Date: August 6, 2008	By:	/s/ Craig M. Haines
Craig M. Haines
Vice President, Controller, Principal Accounting Officer