Form 10-Q
period 2008-09-27
FOOTSTAR INC
filed 2008-11-06
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
Commission File Number 1-11681

FOOTSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3439443 (IRS Employer Identification No.)
933 MacArthur Blvd., Mahwah, New Jersey 07430

(Address of principal executive offices including zip code)
(201) 934-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.) Yes ☑ No ☐
Number of shares outstanding of common stock, par value $.01 per share, as of October 24, 2008: 21,355,339.

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended September 27, 2008 (unaudited) and September 29, 2007 (unaudited)	3

Condensed Consolidated Balance Sheets — As of September 27, 2008 (unaudited) and December 29, 2007	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income — For the Nine Months Ended September 27, 2008 (unaudited) and September 29, 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 27, 2008 (unaudited) and September 29, 2007 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	32

SIGNATURES	32
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

31.1	Certification of President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	33

31.2	Certification of Chief Financial Officer — Senior Vice President of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	34

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer — Senior Vice President of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 27, 2008 and September 29, 2007
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$133.1	$147.8	$404.3	$455.3
Cost of sales	96.3	103.6	284.9	309.5

Gross profit	36.8	44.2	119.4	145.8
Store operating, selling, general and administrative expenses	35.5	37.0	109.2	112.9
Depreciation and amortization	0.9	2.0	3.7	6.2
Gain on cancellation of retiree benefit plan	—	—	(22.3)	—
Other income	—	—	—	(0.6)
Interest expense	0.2	0.3	0.9	0.9
Interest income	(0.1)	(0.2)	(0.7)	(2.2)

Income before income taxes and discontinued operations	0.3	5.1	28.6	28.6
Income tax provision	0.2	0.2	0.9	1.4

Income from continuing operations	0.1	4.9	27.7	27.2
(Loss) income from discontinued operations, net of taxes	—	(0.8)	1.3	(0.8)

Net income	$0.1	$4.1	$29.0	$26.4

Net income per share:
Basic:
Income from continuing operations	$—	$0.24	$1.33	$1.32
Income (loss) from discontinued operations	—	(0.04)	0.06	(0.04)

Net income	$—	$0.20	$1.39	$1.28
Diluted:
Income from continuing operations	$—	$0.24	$1.32	$1.30
Income (loss) from discontinued operations	—	(0.04)	0.06	(0.04)

Net income	$—	$0.20	$1.38	$1.26
Average common shares outstanding:
Basic	21.1	20.7	20.9	20.7
Diluted	21.2	21.0	21.0	21.0

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 27, 2008
	(unaudited)	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$15.0	$53.8
Accounts receivable, net	7.6	11.4
Inventories	132.1	86.7
Prepaid expenses and other current assets	3.3	4.4

Total current assets	158.0	156.3
Property and equipment, net	17.8	20.7
Intangible assets, net	—	3.3
Deferred charges and other assets	1.2	1.3

Total assets	$177.0	$181.6

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise:
Accounts payable	$50.3	$48.0
Accrued expenses	22.3	20.7
Amount due under Kmart Agreement	5.0	5.1
Unrealized gain on sale of intellectual property	10.5	—
Income taxes payable	0.7	1.2
Liabilities of discontinued operations	0.8	0.9
Liabilities subject to compromise	0.2	0.5

Total current liabilities	89.8	76.4
Other long-term liabilities	8.0	26.1

Total liabilities	97.8	102.5

Shareholders’ Equity:
Common stock $.0l par value: 100,000,000 shares authorized, 32,066,908 and 31,836,762 shares issued	0.3	0.3
Additional paid-in capital	329.8	328.9
Treasury stock: 10,711,569 shares at cost	(310.6)	(310.6)
Retained earnings	59.4	51.7
Accumulated other comprehensive income	0.3	8.8

Total shareholders’ equity	79.2	79.1

Total liabilities and shareholders’ equity	$177.0	$181.6

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 27, 2008 and September 29, 2007
(Unaudited)
(in millions, except share amounts)

							Accumulated
					Add’l		Other
	Common stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 30, 2006	31,634,242	$0.3	10,711,569	$(310.6)	$343.7	$88.6	$9.5	$131.5
Comprehensive income:
Net income	—	—	—	—	—	26.4	—	26.4
Amortization of prior service credit and actuarial gain attributable to postretirement benefit plan	—	—	—	—	—	—	(1.3)	(1.3)

Total comprehensive income								25.1

Special cash distribution	—	—	—	—	(16.0)	(88.8)	—	(104.8)
Common stock incentive plans	202,520	—	—	—	1.0	—	—	1.0

Balance as of September 29, 2007 (unaudited)	31,836,762	$0.3	10,711,569	$(310.6)	$328.7	$26.2	$8.2	$52.8

							Accumulated
					Add’l		Other
	Common stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 29, 2007	31,836,762	$0.3	10,711,569	$(310.6)	$328.9	$51.7	$8.8	$79.1
Comprehensive income:
Net income	—	—	—	—	—	29.0	—	29.0
Cancellation of postretirement benefit plan	—	—	—	—	—	—	(7.7)	(7.7)
Amortization of prior service credit and actuarial gain attributable to postretirement benefit plan	—	—	—	—	—	—	(0.8)	(0.8)

Total comprehensive income								20.5

Special cash distribution	—	—	—	—	—	(21.3)	—	(21.3)
Common stock incentive plans	230,146	—	—	—	0.9	—	—	0.9

Balance as of September 27, 2008 (unaudited)	32,066,908	$0.3	10,711,569	$(310.6)	$329.8	$59.4	$0.3	$79.2

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 27, 2008 and September 29, 2007
(Unaudited)
(in millions)

	Nine Months Ended
	September 27, 2008	September 29, 2007

Net cash (used in) provided by operating activities	$(30.2)	$21.6

Cash flows provided by (used in) investing activities:
Proceeds from sale of intellectual property	13.0	—
Additions to property and equipment	—	(0.3)

Net cash provided by (used in) investing activities	13.0	(0.3)

Cash flows used in financing activities:
Special cash distribution paid	(21.3)	(104.8)
Payments on mortgage note	(0.9)	(0.8)

Net cash used in financing activities	(22.2)	(105.6)

Cash flows provided by (used in) discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	0.6	(1.3)

Net decrease in cash and cash equivalents	(38.8)	(85.6)
Cash and cash equivalents, beginning of period	53.8	101.3

Cash and cash equivalents, end of period	$15.0	$15.7

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
1. Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation
Background
Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operates its businesses through its subsidiaries which principally operate as a retailer selling family footwear through licensed footwear departments in Kmart stores (our “Shoemart” business). These operations comprise substantially all of our sales and profits. We operated the footwear departments in 1,379 Kmart stores as of September 27, 2008.
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
Expected Liquidation of the Company’s Business.
As part of its emergence from bankruptcy in February 2006, substantially all of the Company’s business operations were related to the agreement pursuant to which we operate the licensed footwear departments in Kmart stores (the “Kmart Agreement”). The Kmart Agreement will expire by its terms at the end of 2008. At the end of such term, the Kmart Agreement provides for the purchase by Kmart of the remaining inventory in the Kmart footwear departments.
Following its emergence from bankruptcy, the Company’s Board of Directors, with the assistance of investment bankers, evaluated a number of possible alternatives to enhance stockholder value, including acquisition opportunities, changes in the terms of the Company’s principal contracts, including the early termination of or extension of the Kmart Agreement, the payment of one or more dividends, and the sale of our assets or stock. The Board of Directors determined the best course of action was to operate under the Kmart Agreement through its scheduled expiration at the end of December 2008.
In 2008, Kmart and the Company entered into discussions with respect to the rights and responsibilities of the respective parties upon termination of the Kmart Agreement as well as the sale of certain intellectual property to Kmart. As a result of such discussions, on April 3, 2008, the Company sold such intellectual property to Kmart affiliates for approximately $13.0 million, and reached an agreement on how the value of the inventory would be determined when sold to Kmart upon termination of the Kmart Agreement at the end of 2008 (see “Master Agreement Amendment; Intellectual Property Purchase Agreement” in this section below).
In May 2008 the Board of Directors determined that it is in the best interest of the Company and its stockholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement (and

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets. As a result, the Board of Directors adopted a plan of liquidation, which provides for the complete liquidation of the Company by providing for the sale of certain assets and the wind-down of the Company’s business as described in that plan and for distributions of available cash to stockholders as determined by the Board of Directors. The Company contemplates submitting a plan of dissolution to the Company’s stockholders in 2009 after the expiration of the Kmart Agreement.
In connection with the anticipated liquidation, wind—down and ultimate dissolution of the Company, the Company will, when and as determined by the Board of Directors in its absolute discretion, pay, or make adequate provision for payment of, all known and uncontroverted liabilities of the Company (including indemnification obligations and expenses associated with the liquidation and dissolution of the Company and the satisfaction in full of the obligations of the Company) and will set aside from its cash-on-hand such additional amount as the Board of Directors in its absolute discretion determines to be appropriate from time to time in connection with other, unascertained or contingent, liabilities of the Company.
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
Pursuant to the terms of the Master Agreement Amendment, Kmart has offered employment to substantially all of the Company’s store managers and district manager level employees in connection with the termination of the Kmart Agreement.
The Master Agreement Amendment also sets forth provisions concerning Kmart’s purchase of the inventory at the termination of the Kmart Agreement and establishes procedures for determining the book value of such inventory (and the additional consideration to be paid). The Master Agreement Amendment provides, among other things, that Kmart will purchase the inventory in our Kmart footwear departments (excluding inventory that is damaged or unsaleable) at book value, plus $1.35 million, less $0.95 million and less a shrink adjustment of $0.2 million. Under the Master

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Agreement Amendment, the Company exercised its option to have Kmart also purchase its seasonal inventory, as defined, at 40% of book value, less $1 million. During the remaining term of the Kmart Agreement, the Company is required to provide Kmart with certain information, including a business analysis and category analysis report and aged inventory reports.
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
As set forth in the Kmart Agreement, Kmart collects proceeds from the sale of our inventory and remits those sales proceeds to us on a weekly basis less applicable fees. The Kmart Agreement provides that we pay Kmart 14.625% of the gross sales of the footwear departments and a miscellaneous expense fee of $23,500 each year per open store. Such fees were $27.0 million and $29.0 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and $81.7 million and $88.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. As of September 27, 2008 and December 29, 2007, we had outstanding accounts receivable due from Kmart of $6.8 million and $9.0 million respectively, which were subsequently collected in October 2008 and January 2008, respectively.
We and Kmart each have the right to terminate the Kmart Agreement early if the gross sales of the footwear departments are less than $550.0 million in any year based on the most recent four consecutive fiscal quarters, provided that this gross sales minimum will be reduced by $0.4 million for each store that is closed or converted after August 25, 2005. Sixty stores have been closed or converted from August 25, 2005 through October 25, 2008. We also have the unilateral right to terminate the Kmart Agreement if either (i) the number of Kmart stores is less than 900 or (ii) the gross sales of the footwear departments in any four consecutive quarters are less than $450.0 million. Since August 2005, the gross sales of the footwear departments in any four consecutive fiscal quarters have ranged from $568.8 million to $650.7 million. In the event of any such termination, Kmart is obligated to purchase all of the inventory (including inventory that is on order but excluding inventory that is damaged, unsaleable, and seasonal inventory, as defined) for an amount equal to the book value of the inventory, as defined.
Pursuant to the Kmart Agreement, Kmart must pay us the stipulated loss value (as set forth below) if it terminates our licenses to operate footwear departments in more than 447 Kmart stores during the remaining term of the Kmart Agreement by disposing of, closing or converting those stores. For each store that is disposed of, closed or converted, Kmart must purchase all of our in-store inventory (excluding inventory that is damaged, unsaleable and seasonal inventory) at book value, as defined. To the extent Kmart exceeds the 447 store aggregate limit, Kmart must pay us a non- refundable stipulated loss value per store equal to $20,000. If the entire Kmart Agreement is terminated in accordance with its terms, Kmart is not obligated to make any stipulated loss value

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
payments for such stores.
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
The results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending January 3, 2009.
3. Summary of Significant Accounting Policies
As of September 27, 2008, the Company’s significant accounting policies described in our Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 29, 2007 relating to other intangible assets and postretirement benefits are no longer applicable.
As discussed in Note 1 “Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation” the Company sold its intangible assets to Sears Brands effective April 3, 2008.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
Additionally, the partial adoption of FASB Statement No. 157, Fair Value Measurements, effective December 30, 2007, affects the Company’s significant accounting policy relating to fair value of financial instruments (see Note 4 “Impact of Recently Issued Accounting Standards”).
4. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States (“GAAP”), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008 the FASB issued FASB Staff Position FAS No. 157-2 (“FAS No. 157-2”) in which it agreed to defer for one year the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has only partially adopted Statement No. 157. In accordance with FAS No. 157-2, the Company has not applied the provisions of Statement No. 157 in recognizing its liability for employee termination benefits at fair value (see Note 5 “Reduction in Workforce”). We do not expect the complete adoption of FASB Statement No. 157 to have a material impact on the Company’s results of operations, financial condition or liquidity.
In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of FASB No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s results of operations, financial condition or liquidity.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of Statement No. 162, GAAP hierarchy was defined in the American Institute of Certified Public
Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, Statement No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Statement No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 requires that unvested share-based payments that contain nonforfeitable rights to dividends are participating securities and they shall be included in the computation of EPS pursuant to the two class method. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of EITF 03-6-1 will have on its financial statements.
5. Reduction in Workforce
As previously discussed, the Company anticipates winding down its business at the end of 2008 when its exclusive license to operate the footwear departments in Kmart stores expires. In connection with this anticipated wind-down, on April 24, 2008 and on May 28, 2008, the Board of Directors of the Company approved a plan to reduce operating expenses and align its workforce with its anticipated staffing needs by reducing the Company’s workforce by approximately 236 employees. The Company notified these employees of their estimated termination dates, which ranged from June 28, 2008 through June 30, 2009. The Company expects to incur cash charges of approximately $9.1 million for one-time severance costs and $2.0 million for benefit costs associated with these employees, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date. For the three months ended September 27, 2008 the Company recorded severance and benefit charges totaling $3.2 million, of which $2.2 million is included within store operating, selling, general and administrative expenses and $1.0 million is included within cost of sales in the accompanying Condensed Consolidated Statements of Operations. For the nine months ended September 27, 2008 the Company recorded severance and benefit charges totaling $6.8 million, of which $4.4 million is included within store operating, selling, general and administrative expenses and $2.4 million is included within cost of sales in the accompanying Condensed Consolidated Statements of Operations. Cash payments to terminated employees totaling $1.5 million and $1.9 million were paid during the three and nine months ended September 27, 2008. As of September 27, 2008 the Company had an accrual of $4.9 million relating to severance and benefit costs. In order to continue to retain key employees as it winds down its businesses the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.
The following are reconciliations of the beginning and ending severance and benefit costs accrual for the three and nine months ended September 27, 2008 (in millions):

	Three Months Ended	Nine Months Ended
	September 27, 2008	September 27, 2008
Beginning balance of termination benefits accrual	$3.2	$—
Costs charged to expense	3.2	6.8
Cash payments	(1.5)	(1.9)

Ending balance of termination benefits accrual	$4.9	$4.9

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
In addition, in February 2008, the Company received $0.6 million, net of tax, due to a settlement of a class action lawsuit relating to the Company’s Athletic segment, which was discontinued in 2004.
Net sales, operating income, interest expense and gain from discontinued operations for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$—	$—	$—	$—
Operating (loss) income from discontinued operations	—	(0.8)	1.3	(0.8)
Interest expense	—	—	—	—
Provision for income taxes	—	—	—	—

(Loss) income from discontinued operations	$—	$(0.8)	$1.3	$(0.8)

7. Liabilities Related to Discontinued Operations
The disposition of our Athletic Segment and certain operations within our Meldisco Segment in fiscal year 2004, have been accounted for as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Accordingly, we have separately reported our liabilities related to discontinued operations. In addition, we applied the provisions of FASB Statement No. 144 to the stores closed by Kmart during the first nine months of fiscal 2008 and fiscal 2007 and determined that these stores either did not meet the criteria to be accounted for as discontinued operations or were not considered material to our consolidated results of operations.
Liabilities related to discontinued operations consisted of accrued expenses of $0.8 and $0.9 million at September 27, 2008 and at December 29, 2007, respectively.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
Liabilities subject to compromise consisted of accrued expenses of $0.2 million and $0.5 million at September 27, 2008 and at December 29, 2007, respectively.
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
The following table reflects average shares outstanding used to compute basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29
	2008	2007	2008	2007
Average shares outstanding	21.0	20.6	20.8	20.6
Average contingently issuable shares (1)	0.1	0.1	0.1	0.1

Average shares outstanding — basic	21.1	20.7	20.9	20.7
Average shares outstanding — diluted (2)	21.2	21.0	21.0	21.0

(1)	Represents shares earned under our stock incentive plans

(2)	The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 332,445 shares for the three and nine months ended September 27, 2008 and 492,715 shares for the three and nine months ended September 29, 2007. All shares excluded from the calculation of diluted EPS had exercise prices greater than the Company’s market price per share. There were no assumed shares having an anti-dilutive effect on EPS in any period.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
10. Comprehensive Income
The components of comprehensive income consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Comprehensive Income:
Net income	$0.1	$4.1	$29.0	$26.4
Defined postretirement benefit plan, net of tax:
Gain on cancellation of retirement benefit plan	—	—	(7.7)	—
Amortization of prior service credit	—	(0.4)	(0.6)	(1.1)
Amortization of actuarial gain	—	—	(0.2)	(0.2)

Comprehensive income	$0.1	$3.7	$20.5	$25.1

11. Income Taxes
The 2008 and 2007 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset current income. The effective tax rates for the three and nine months ended September 27, 2008 and September 29, 2007 were different than the expected rate and the applicable U.S. statutory rate because the Company is utilizing net operating losses available to reduce the annual provision. Also included in the income tax provision for the three and nine months ended September 29, 2007 is a provision for alternative minimum tax.
As of September 27, 2008, all of the Company’s deferred tax assets, net of deferred tax liabilities, continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.
12. Special Cash Distributions
On May 9, 2008, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. The special cash distribution totaling $21.3 million was paid on June 3, 2008.
On March 27, 2007, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $5.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. As such, the Company recorded a special cash distribution which reduced retained earnings by the amount available on the date of declaration ($88.8 million) and reduced additional paid-in capital for the amount in excess of retained earnings ($16.0 million). The special cash distribution totaling $104.8 million was paid on April 30, 2007.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
The Amended Credit Facility also provided for consent for the declaration and payment of the special distribution to stockholders declared on May 9, 2008 of $1.00 per share of common stock; provided that no further dividends or distributions will be permitted without lender consent, unless consisting solely of the net proceeds of the sale of the Company’s corporate headquarters and satisfying other conditions set forth in the Amended Credit Facility.
There were no borrowings under the Amended Credit Facility during the first nine months of fiscal 2008. As of September 27, 2008, the Company had standby letters of credit totaling $7.1 million and $37.7 million of additional availability under the Amended Credit Facility.
14. Commitments and Contingencies
Kmart Relationship
The Kmart Agreement is scheduled to expire at the end of December 2008 (subject to any earlier termination pursuant to the terms of the Kmart Agreement).
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
FMI Agreement
FMI International LLC (“FMI”), a logistics provider, is obligated to provide us with warehousing and distribution services under a receiving, warehousing and distribution services agreement. In 2007, we were obligated to pay FMI a minimum of $17.8 million for the two-year period of 2007 and 2008 with $10.4 million payable in 2007 and $7.4 million payable in 2008. The Company has exercised its right to terminate this agreement effective at the end of 2008 in connection with the liquidation of its business after which it will have no further obligations to FMI.
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
This report contains forward-looking information within the meaning of The Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity and future operations or financial performance. Factors that could affect our forward-looking statements include, among other things:
•	the Company’s ability to manage the wind-down of its current businesses in connection with the termination of our Kmart business by the end of 2008 (subject to any earlier termination pursuant to the provisions of the Kmart Agreement) and the Board’s adoption in May 2008 of the plan of liquidation;
•	the impact of any dividends or any other special distributions to stockholders on the Company’s future cash requirements and liquidity needs, both in connection with the Company’s future operations and all contingencies;
•	a plan of dissolution will be subject to approval and adoption by the Company’s stockholders;
•	under a plan of dissolution, the Company’s remaining assets would be disposed of, known liabilities would be paid or provided for and reserves would be established for contingent liabilities, with only any remaining assets available for ultimate distribution;
•	uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the liquidation plan and subsequent dissolution, there can be no assurance as to the amount of any cash or other property that may potentially be distributed to stockholders or the timing of any distributions;
•	there can be no assurance that issues will not arise in connection with the obligations, adjustments and payments to occur on the termination of the Kmart Agreement;
•	as our Kmart business winds down during 2008, we may encounter problems and other issues that may adversely impact our Kmart Agreement or our other business obligations or our financial results;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
•	we do not currently expect to generate any material revenues or operating income following the termination of our Kmart business and other operations, although we will continue to incur costs in connection with our continued corporate existence as well as costs to wind-down the Company;
•	we do not expect to be able to fully realize the benefits of our net operating loss carry forwards;
•	the ability to sell the Company’s headquarters on satisfactory terms, taking into account the current decline in the U.S. economic conditions and the current disruption in the U.S. capital and credit markets;
•	the Company’s ability to obtain and maintain adequate terms and service with vendors and service providers and to ensure timely delivery of goods through December 2008;
•	the effect of making more current certain vendor payable terms effective February 2008;
•	the ability to maintain contracts that are critical to the Company’s operations;
•	the Company’s ability to successfully implement and maintain internal controls and procedures that ensure timely, effective and accurate financial reporting;
•	the Company’s ability to reduce overhead costs commensurate with any decline in sales and in connection with the winding down of our business;
•	the Company’s ability to manage and plan for the disposal of, closing or conversion of Kmart stores;
•	retention of employees; and
•	intense competition in the markets in which the Company competes.
The Company’s operation of the footwear departments in Kmart stores accounts for substantially all of the Company’s net sales and net profits. The Kmart Agreement, pursuant to which we operate these footwear departments, expires at the end of 2008 (subject to any earlier termination pursuant to the provisions of the Kmart Agreement) at which time Kmart has agreed to purchase the inventory in our Kmart footwear departments (excluding inventory that is damaged or unsaleable) at book value, plus $1.35 million, less $0.95 million and less a shrink adjustment of $0.2 million. In addition, as the result of an election made by the Company, Kmart will also purchase all seasonal inventory, as defined at 40% of book value, less $1 million.
Following the wind-down our Kmart business and all its other businesses by no later than December 31, 2008, the Company plans on proposing a plan of dissolution to its stockholders.
The U.S. economy is currently experiencing significant and worsening macro-economic issues, including tightening of U.S. credit markets, residential real estate crisis, recessionary pressure, high energy prices, higher raw material costs, fluctuations in the value of the U.S. dollar, higher

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
unemployment rates, and stock market declines, which the Company believes has negatively impacted its business and may continue to do so in the future. The Company believes that consumer purchases of discretionary items have declined and may continue to decline during periods of a negative economic environment and other periods where disposable income is lower. A continued downturn in the economies which the Company sells its products may adversely affect the Company’s level of sales, result of operations and ability to continue to fund our needs from business operations. Also, in light of our wind-down and expected liquidation, as well as the factors referred to above, there is no assurance that our lender would be willing to support and accommodate further requests or consents with respect to our Amended Credit Facility.
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
RECENT EVENTS
Our Board of Directors has determined that it is in the best interest of the Company and its stockholders to liquidate and ultimately dissolve the Company after the expiration of the Kmart Agreement (and other miscellaneous contracts through the end of such term) and to sell the Company’s other remaining assets. As such, in May 2008, our Board of Directors adopted a plan of liquidation, which provides for the complete liquidation of the Company by providing for the sale of certain assets and the wind-down of the Company’s business as described in that plan and distributions of available cash to stockholders as determined by the Board of Directors. Under the terms of the plan of liquidation, the Company contemplates submitting a plan of dissolution to the Company’s stockholders in 2009 after the expiration of the Kmart Agreement.
We continue to market our corporate headquarters in Mahwah, New Jersey for sale.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
Overview
The following points highlight the first nine months of operations in 2008 as compared to the first nine months in 2007 for the Company and our financial condition as of September 27, 2008:
•	as of September 27, 2008 we operated in 1,379 Kmart stores compared with 1,388 stores on September 29, 2007, and we operated in 831 Rite Aid stores on September 27, 2008 in the western region of the United States, compared with 857 stores on September 29, 2007;
•	operating profit increased to $28.8 million for the nine month period ended September 27, 2008 as compared to an operating profit of $26.7 million for the nine month period ended September 29, 2007, primarily the result of the termination of the retiree medical and life insurance plan ($22.3 million) and lower selling, general and administrative costs ($3.7 million) which offset the effects of lower sales ($51.0 million) and lower gross profit ($26.4) million;
•	Inventory increased $45.4 million from December 29, 2007 and $25.3 million from September 29, 2007 primarily due to the planned acceleration of inventory receipts during the third quarter of 2008 in order for the Company to effectively manage the expiration of the Kmart Agreement in accordance with the Amended Master Agreement;
•	the Company used $30.2 million in cash from operating activities during the first nine months of 2008 as compared to providing cash of $21.6 million from operating activities for the first nine months of 2007, primarily related to the increase in inventory as previously discussed, change in vendor terms and lower sales in the first nine months of 2008; and
•	as of September 27, 2008, the Company had $15.0 million of cash and cash equivalents with no loans outstanding under the Amended Credit Facility. Outstanding standby letters of credit as of September 27, 2008 were $7.1 million. The Company had $37.7 million available for additional borrowings under the Amended Credit Facility as of September 27, 2008.
Kmart Relationship
Our business relationship with Kmart is extremely important to us. The licensed footwear departments in Kmart provide substantially all of our sales and profits.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
Results of Operations — Three months ended September 27, 2008 versus
Three months ended September 29, 2007
The following is a discussion of the results of operations for the three months ended September 27, 2008 compared with the three months ended September 29, 2007 (in millions):
Third Quarter 2008 versus Third Quarter 2007

			% of Sales -	% of Sales -
	2008	2007	2008	2007
Net Sales	$133.1	$147.8	100.0	100.0

Gross Profit	36.8	44.2	27.6	29.9
SG&A Expenses	35.5	37.0	26.7	25.0
Depreciation/Amortization	0.9	2.0	0.7	1.4

Operating Profit	$0.4	$5.2	0.3	3.5

Net Sales
Net sales decreased $14.7 million, or 9.9%, to $133.1 million in 2008 compared with $147.8 million in 2007. Shoemart sales were approximately $129.4 million in 2008 and $142.3 million in 2007 for a 9.1% decline during the third quarter. Shoemart comparable store sales decreased 8.6% due to lower customer traffic levels which caused both lower regular and promotional priced sales in the footwear department. Shoemart store counts were down on average by 0.5% during the third quarter as there were 1,379 stores in operation in 2008 versus 1,388 stores in 2007. Rite Aid sales were also down due to a 15.4% comparable store sales decline and store counts that were down on average by 2.6%.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Gross Profit
Gross profit decreased $7.4 million, or 16.7%, to $36.8 million in 2008 compared with $44.2 million in 2007. The weaker gross profit performance is primarily attributed to the 9.9% sales decline during the quarter. The balance of the gross profit decline can be attributed to higher product shipping costs from the distribution center to the stores. This increase occurred due to the Company shifting the majority of its fall season product receipts into the third quarter of 2008 in order for the Company to effectively manage the expiration of the Kmart Agreement in accordance with the Amended Master Agreement. The balance of the gross margin decline was due to an additional inventory reserve of $0.3 million and severance and benefit related charges within cost of sales of $1.0 million.
SG&A Expenses
SG&A expenses decreased $1.5 million, or 4.1%, to $35.5 million in 2008 compared with $37.0 million in 2007. Decreases in SG&A expenses of $3.7 million attributable to the decreases in staffing levels in 2008 versus 2007 ($2.6 million), lower professional fees ($0.8 million) and lower general and administrative expenses ($0.3 million) were offset by the cost of severance and other benefits of $2.2 million for associates that have been informed of their expected termination dates in 2008 and 2009.
Depreciation and Amortization
Depreciation and amortization decreased $1.1 million to $0.9 million in 2008 compared with $2.0 million in 2007. The decrease is due to lower amortization costs since the Company ceased trademark amortization with the sale of these trademarks in April 2008.
Operating Profit
Operating profit decreased $4.8 million to $0.4 million in 2008 compared with $5.2 million in 2007 primarily for the reasons described above.
Results of Operations — Nine months ended September 27, 2008 versus
Nine months ended September 29, 2007
The following is a discussion of the results of operations for the nine months ended September 27, 2008 compared with the nine months ended September 29, 2007 (in millions):
First Nine Months 2008 versus First Nine Months 2007

			% of Sales -	% of Sales -
	2008	2007	2008	2007
Net Sales	$404.3	$455.3	100.0	100.0

Gross Profit	119.4	145.8	29.5	32.0
SG&A Expenses	109.2	112.9	27.0	24.8
Depreciation/Amortization	3.7	6.2	0.9	1.4
Gain on Cancellation of Retiree Benefit Plan	(22.3)	—	(5.5)	—

Operating Profit	$28.8	$26.7	7.1	5.9

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Net Sales
Net sales decreased $51.0 million, or 11.2%, to $404.3 million in 2008 compared with $455.3 million in 2007. Shoemart sales were approximately $392.1 million in 2008 and $437.4 million in 2007 for a 10.4% decrease during the first nine months of 2008. Shoemart comparable store sales decreased 10.0% and store counts were down 0.4% on average throughout the first nine months of 2008. The Shoemart comparable store sales decline was due to consistently lower traffic levels and weaker full priced sales. Rite Aid comparable store sales were down 13.5% and average store counts were down 2.1% through the first nine months of 2008.
Gross Profit
Gross profit decreased $26.4 million to $119.4 million in 2008 compared with $145.8 million in 2007. The 18.1% decrease in gross profit was largely the result of the 11.2% decrease in sales during the first nine months of 2008. Gross profit also declined due to additional inventory reserves of $2.4 million which is required since Kmart is obligated under the Master Agreement Amendment to pay only 40% of book value for all seasonal inventories as of December 31, 2008. Another significant factor in the decline was higher freight costs due to fuel surcharges and the fact that the Company received the majority of the fall 2008 product in the third quarter of 2008 in order for the Company to effectively manage the expiration of the Kmart Agreement in accordance with the Amended Master Agreement. Lastly, gross profit is lower due to severance and benefit related charges within cost of sales of $2.4 million.
SG&A Expenses
SG&A expenses decreased $3.7 million, or 3.3%, to $109.2 million in 2008 compared with $112.9 million in 2007. The decrease in SG&A expenses was largely due to lower administrative costs during the first nine months of 2008. The lower administrative costs were due to lower compensation and benefit costs resulting from lower headcount ($5.4 million) and lower professional fees ($2.9 million). As an offset to these decreases was approximately $4.4 million of charges reflecting the cost of severance and other benefits for associates who were informed of their expected termination dates in 2008 and 2009.
Depreciation and Amortization
Depreciation and amortization decreased $2.5 million to $3.7 million in 2008 compared with $6.2 million in 2007. The decrease is due to lower amortization costs since the Company ceased trademark amortization with the sale of these trademarks in April 2008.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Operating Profit
Operating profit increased $2.1 million to $28.8 million in 2008 compared with $26.7 million in 2007 primarily due to the reasons noted above.
Liquidity and Capital Resources
Our primary uses of cash are funding working capital requirements and operating expenses. The Company also expects to incur additional severance and other liquidation costs and professional fees in connection with the anticipated wind-down of its business. Further, we could experience shifts in working capital requirements not consistent with past periods. The Company intends to fund its cash requirements through current balances in cash and cash equivalents and cash flows from operations, supplemented by borrowings available under the revolving credit facility (the “Amended Credit Facility”), if and as needed. The Amended Credit Facility matures on the earlier of December 31, 2008 or the termination of the Kmart Agreement. At September 27, 2008, we had cash and cash equivalents of approximately $15.0 million and $37.7 million of availability under the Amended Credit Facility.
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
Subsequent to our emergence from Chapter 11 on February 7, 2006 through September 27, 2008, we made payments to creditors totaling $127.7 million, including interest where applicable. These payments exclude claims for approximately $0.2 million which we currently expect will be paid, with interest where applicable, upon final resolution.
Net cash used in operating activities for the first nine months of 2008 was $30.2 million, primarily consisting of net income of $29.0 million, depreciation and amortization of $3.7 million, a decrease in accounts receivable of $3.8 million and other miscellaneous items of $1.0 million, offset by gain on termination of retiree medical plan of $22.3 million and an increase in inventories of $45.4 million. Net cash provided by operating activities for the first nine months of 2007 was $21.6 million primarily consisting of net income of $26.4 million, depreciation and amortization of $6.2 million, an increase in accounts payable of $7.6 million and other miscellaneous items of $4.0 million, partially offset by an increase in inventories of $14.8 million and a decrease in accrued expenses of $7.8 million.
In light of the anticipated termination of the Kmart Agreement by the end of December 2008, we began providing more current payment terms (shifting from 60 days to 30 days) to various suppliers in the first quarter of fiscal 2008, which we do not expect to impair or have an adverse material impact on our liquidity or results of operations.
Cash provided by investing activities was $13.0 million and cash used in financing activities was $22.2 million in the first nine months of 2008 compared to using $0.3 million in cash in investing activities and $105.6 million in cash in financing activities in the first nine months of 2007. Cash

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
provided by investing activities in 2008 related to our sale of intellectual property in April 2008. Cash outflows from financing activities in the 2008 period reflect the Company’s special cash distribution of $1.00 per common share totaling $21.3 million paid in June 2008. Cash outflows from financing activities in the 2007 period reflected the Company’s special cash distribution of $5.00 per common share totaling $104.8 million paid in April 2007.
Cash provided by discontinued operations for the first nine months of 2008 was $0.6 million due to a settlement of a class action lawsuit relating to the Company’s Athletic segment which was discontinued in 2004.
Factors that could affect our short and long term liquidity include, among other things, maintaining the support of our key vendors and lender, retaining key personnel, the payment of any further dividends or distributions, our ability to sell our corporate headquarters on satisfactory terms, the impact of subsequent financial results and the timing of the wind-down of our current businesses, many of which are beyond our control. In addition, the Company has experienced low, single digit cost increases for our products which we do not believe will be fully offset by price increases and we therefore expect will have a negative impact on our gross profit and operating income for the remainder of this fiscal year. Because the Company had not identified a course of action to replace its current business, we are planning to wind-down our Kmart business and all our other business by not later than December 31, 2008 and expect to propose a plan of dissolution to our stockholders in 2009 after the scheduled expiration of the Kmart Agreement. Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash balances, cash generated from operations, and borrowings available under our Amended Credit Facility, if needed through December 31, 2008, will be sufficient to fund our current business plan, working capital needs and anticipated expenses for at least the next twelve months.
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
Amended Credit Facility
On May 9, 2008, the Company entered into the Amended Credit Facility with Bank of America, N.A. The Amended Credit Facility reflects a voluntary reduction in total commitments available from $100 million to $50 million and letter of credit sub-limit from $40 million to $25 million. The amount we may borrow under the Amended Credit Facility continues to be limited to total commitments or, if lower, the calculated borrowing base, based upon eligible inventory and accounts receivable and other terms determined in accordance with the Amended Credit Facility. Loans under the Amended Credit Facility bear interest, at our option, either at the alternate base rate, as defined, plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin is based upon quarterly excess availability levels specified in the Amended Credit Facility. A quarterly fee of 0.3% per annum is payable on the unused balance. The Amended Credit Facility reflects an extension in maturity date to the earlier of December 31, 2008 or the termination of the Kmart Agreement, from November 30, 2008 or thirty days prior to the termination of the Kmart Agreement.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
We enter into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of September 27, 2008, we had $7.1 million of standby letters of credit outstanding under our Amended Credit Facility. The Company anticipates that certain standby letters of credit will be required after the Amended Credit Facility matures and as such, expects to cash collateralize such obligations in a manner acceptable to the issuer of any such standby letters of credit.
There were no borrowings under the Amended Credit Facility during the first nine months of fiscal 2008. As of October 24, 2008 we had no loans outstanding, standby letters of credit totaling $7.1 million and $37.5 million of additional availability under the Amended Credit Facility.
Contractual Obligations
The following is a summary of our significant contractual obligations, excluding interest, as of September 27, 2008 (in millions):
Payments Due By Period

					After 5
	Total	Less than 1 Year	1-3 Years	4-5 Years	Years

Mortgage payable	$2.3	$1.3	$1.0	$—	$—
Operating leases	0.5	0.5	—	—	—
Purchase obligations	0.5	0.5	—	—	—
Compensation obligations	16.1	10.5	5.6	—	—
Third party service provider	1.2	1.2	—	—	—
Workers’ compensation obligations	2.4	0.9	1.3	0.2	—

Total	$23.0	$14.9	$7.9	$0.2	$—

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
The above table also does not include any unrecognized tax positions as of September 27, 2008 as the Company has no unrecognized tax benefits.
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
The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 are those that depend most heavily on these judgments and estimates. As of September 27, 2008, the retiree medical benefits critical accounting estimate in our 2007 Annual Report on Form 10-K is no longer applicable due to the termination of the retiree medical plan in June 2008. Excluding the retiree medical benefits critical accounting estimate, there have been no material changes to any critical accounting estimate contained in our 2007 Annual Report on Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Derivatives
As of September 27, 2008, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.
Interest Rates
As of September 27, 2008, the Company had no outstanding loans and $7.1 million of standby letters of credit outstanding under its Amended Credit Facility. Revolving loans under our Amended Credit Facility bear interest at rates that are tied to market rates such as the LIBOR, prime rate and federal funds rate and therefore our condensed consolidated financial statements could be exposed

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
to market risk related to fluctuations in interest rates to the extent that the Company borrows in the future. Additionally, we have not entered into financial instruments for hedging purposes.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
Under a plan of liquidation and dissolution the Company’s remaining assets would be sold or otherwise disposed of, known liabilities would be paid or provided for, reserves would be established for contingent liabilities and any remaining cash would ultimately be distributed to stockholders.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
As we pursue liquidation and dissolution of our business, uncertainties as to the amount of our liabilities and the disposition value, if any, of our remaining assets make it impractical to predict the net value which might ultimately be distributable to our stockholders. The amount and timing of any distribution in connection with any decision to liquidate and dissolve would depend upon many factors, including:
•	approval of a plan of liquidation and dissolution by our stockholders;
•	the amounts deemed necessary by our Board to pay and provide for all of our liabilities and obligations, including potential liabilities and obligations;
•	the amounts deemed necessary by our Board to satisfy any known or unknown contingent liabilities;
•	the timing and proceeds of the sale of our corporate headquarters and any other of our saleable assets; and
•	any future developments, events or circumstances which may impact or adversely change the results of any plan of liquidation.
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
As discussed in Note 1 (“Nature of Company; Expiration of Agreement with Kmart; and Plan of Liquidation”) of our Notes to Consolidated Financial Statements in this Form 10-Q, in April 2008 we entered into the Master Agreement Amendment, which amended certain provisions of the Kmart Agreement, including, among other things, Kmart’s purchase of the inventory associated with the Kmart business at the termination of that agreement. Upon the termination of the Kmart Agreement, the Company and Kmart each has to satisfy significant obligations to the other party. In light of the significant adjustments and amounts payable in connection with the termination of the Kmart Agreement, including determinations as to purchase price to be paid by Kmart for inventory, there

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
is no assurance that the parties will in all instances be able to resolve all remaining obligations to be satisfied and all amounts payable between them upon and in connection with the termination of this business.
Certain issues in winding-down our business
As our Kmart business winds down, we may encounter problems and other issues which may adversely impact our Kmart Agreement and our other business operations and our financial results.
We have been operating our business with Kmart for over forty years. The Kmart business currently accounts for substantially all of our net sales and net profits. We could potentially encounter numerous problems and issues in winding down and terminating this business and all of our other operations, many of which may be beyond our control.
•	We could potentially have issues with our suppliers and other vendors which may be concerned with the pending termination of our business;
•	We may encounter difficulty retaining or replacing our store personnel or administrative or management personnel;
•	In connection with scaling back and winding down our business in anticipation of the termination of the Kmart Agreement, we will incur cash charges in connection with severance costs and may likely incur cash and non-cash special charges in connection with exit activities and potential other charges or matters.
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
See “Forward-Looking Statements” in Part I, Item 2 for additional risk factors to consider.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
ITEM 6. Exhibits

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

Footstar, Inc.
Date: November 6, 2008	By:	/s/ Jeffrey A. Shepard
Jeffrey A. Shepard
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Michael J. Lynch
Michael J. Lynch
Chief Financial Officer — Senior Vice President

Date: November 6, 2008	By:	/s/ Craig M. Haines
Craig M. Haines
Vice President, Controller, Principal Accounting Officer