Form 10-K
period 2009-01-03
FOOTSTAR INC
filed 2009-03-09
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11681
FOOTSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3439443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

933 MacArthur Blvd., Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (201) 934-2000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $.01 per share)
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant have been excluded. The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $80.8 million based on the closing price on June 30, 2008 of $4.08 per share.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
Number of shares outstanding of common stock, par value $.01 per share, as of March 2, 2009: 21,524,831.
Documents Incorporated by Reference
Information required by Part III that is not provided in this report will be in either Footstar, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, and is incorporated herein by reference.

FOOTSTAR, INC.
ANNUAL REPORT ON FORM 10-K

PART I
INTRODUCTORY NOTE
Footstar, Inc., which may be referred to as “Footstar”, the “Company”, “we”, or “our” is filing this Annual Report on Form 10-K for its fiscal year ended January 3, 2009.
The Company is a holding company, incorporated under the laws of the State of Delaware in 1996 and operated its businesses through its subsidiaries primarily as a retailer selling family footwear through licensed footwear departments in discount chains and wholesale arrangements since 1961.
Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court (“Court”).
On February 7, 2006, the Company successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company has not adopted fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company’s assets was greater than its post petition liabilities and allowed claims.
Until December 31, 2008, the Company had operated licensed footwear departments in discount chains since 1961, and was the only major operator of licensed footwear departments in the United States. The Company had operated licensed footwear departments in various Kmart Corporation (“Kmart”) stores. The Company also had supplied certain retail stores, including Rite Aid Corporation (“Rite Aid”), with family footwear on a wholesale basis.
As of January 3, 2009, the Company no longer operates licensed footwear departments in Kmart stores and in Rite Aid stores.
As part of its emergence from bankruptcy in February 2006, substantially all of the Company’s business operations consisted of running licensed footwear departments in Kmart stores pursuant to that certain Amended and Restated Master Agreement dated as of August 24, 2005 by and between Kmart, Sears Holding Corporation (“Sears”) and the Company (the “Kmart Master Agreement”), as amended by that certain Master Agreement Amendment, dated as of April 3, 2008, by and among the Company, Kmart, certain affiliates of Kmart and Sears (the “Kmart Master Agreement Amendment” and, collectively with the Kmart Master Agreement, the “Kmart Agreement”). The Kmart Agreement expired by its terms on December 31, 2008.
In 2008, Kmart and the Company entered into discussions with respect to the rights and responsibilities of the respective parties upon termination of the Kmart Agreement as well as the sale of certain intellectual property to Kmart. As a result of such discussions, the Kmart Master Agreement Amendment was entered into on April 3, 2008, pursuant to which the Company sold such intellectual property to Kmart affiliates for approximately $13.0 million, and reached an agreement on how the value of the inventory would be determined when sold to Kmart upon termination of the Kmart Agreement at the end of 2008 (the “Kmart Settlement”).

In May 2008, the Board of Directors determined that it was in the best interests of the Company and its stockholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets, including its Mahwah headquarters. In May 2008, the Board of Directors approved a Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provides for the complete liquidation and ultimate dissolution of the Company after the expiration of the Kmart Agreement on December 31, 2008. Under the terms of the Kmart Agreement, Kmart was required to purchase from the Company all of the remaining inventory in the Kmart footwear departments at values set forth in the Kmart Agreement. The process of selling the inventory to Kmart commenced immediately after expiration of the Kmart Agreement on December 31, 2008. During 2009, the Company received $52.8 million related to the liquidation sale of inventory from Kmart; however, the Company is currently pursuing the collection of certain additional disputed amounts for which there can be no assurance that any additional cash will be received.
Since the Company’s emergency from bankruptcy on February 7, 2007, the Board of Directors has declared special cash distributions totaling $7.00 per common share. Specifically, the Board of Directors has declared special cash distributions to shareholders in the following amounts and on the following dates: $5.00 per common share on March 27, 2007; $1.00 per common share on May 9, 2008; and $1.00 per common share on January 8, 2009. In addition, the Company anticipates that if the Plan and Dissolution are approved by shareholders, then the Board of Directors will declare a special cash distribution to shareholders in the amount of $1.90 per common share to be paid as soon as practicable following shareholder approval of the Plan and Dissolution.
The Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan”) reflects technical and legal changes to the Original Plan consistent with Delaware corporate law and is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of shareholders. The Plan was approved by the Board of Directors on March 5, 2009.
The Plan provides for the complete, voluntary liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described in the Plan and for distributions of available cash to shareholders as determined by the Board of Directors (the “Dissolution”).
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors to Consider”, beginning at page 31, concerning certain other matters in connection with future events, circumstances and uncertainties that may impact the Plan and the timing and amounts of any distributions made to shareholders under the Plan.
ITEM 1. BUSINESS
GENERAL
The Company sold family footwear through licensed footwear departments and wholesale arrangements.
The Company operated licensed footwear departments from 1961 through December 2008 and was the only major operator of licensed footwear departments in the United States.
The following chart represents a summary of stores in which the Company operated licensed footwear departments for fiscal 2008, 2007 and 2006:

				Contract
	Beginning of Year	Opened	Closed	Expiration	End of Year
Fiscal 2008
Kmart	1,388	—	(11)	(1,377)	—
Rite Aid	859	14	(43)	(830)	—

Fiscal 2007
Kmart	1,392	—	(4)	—	1,388
Rite Aid	854	16	(11)	—	859

Fiscal 2006
Kmart	1,421	—	(29)	—	1,392
Rite Aid	859	9	(14)	—	854
The Company’s licensed footwear operation sold family footwear and lower-priced basic and seasonal footwear in Kmart and Rite Aid stores. Our net sales from Kmart and Rite-Aid for fiscal 2008 were $564.1 million and $13.7 million, respectively. In addition to net sales in 2008 was the liquidating sale of the remaining inventory on hand as of December 31, 2008 in Kmart of $52.8 million, in accordance with the Amended Master Agreement, and in Rite Aid of $1.3 million, respectively. In its licensed footwear departments, the Company generally sold a wide variety of family footwear, including men’s, women’s and children’s dress, casual, athletic and seasonal footwear, work shoes and slippers. As of December 31, 2005, we had been supplying Thom McAn family footwear on a wholesale basis to 1,500 Wal-Mart stores in the United States and 13 stores in Puerto Rico. Beginning in January 2006, Wal-Mart stopped purchasing Thom McAn product for its stores in the United States. Beginning in April 2007, Wal-Mart no longer sourced footwear from us for Wal-Mart stores under Wal-Mart’s proprietary brands, and, beginning August 2007, Wal-Mart no longer purchased Thom McAn footwear for Wal-Mart stores in Puerto Rico. Our total sales to Wal-Mart were approximately $0 in fiscal 2008, approximately $2.0 million in fiscal 2007 and approximately $8.9 million in fiscal 2006.
EMPLOYEES
In connection with the wind-down of our business, we terminated substantially all of our employees. As of January 3, 2009, the Company had approximately 90 employees to assist in the wind-down and anticipates it will continue to reduce this number to 10 or fewer by the end of June, 2009 as it winds down.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following information sets forth the name, age and business experience during the past five years of the current executive officers of the Company:
Jonathan M. Couchman, 39, became President and Chief Executive Officer of Footstar effective January 1, 2009. Prior to that, on December 9, 2008 Mr. Couchman became Chief Wind-Down Officer of the Company. He was appointed Chairman of the Board of Footstar on February 7, 2006. He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in

2001. Couchman Capital LLC is also the general partner of Couchman Partners LP, a private investment partnership established in 2001. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management advisory company. Mr. Couchman currently serves on the Board of Directors of Golf Trust Inc., a position he has held since 2007. He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.
Michael J. Lynch, age 42, has been the Chief Financial Officer — Senior Vice President of Footstar since February 7, 2006. Prior to that, he served as Senior Vice President of Finance of Meldisco. Since joining the Company in August 1995, he also served as the Division Vice President — Finance at both Footstar’s former Athletic and Meldisco divisions.
Maureen Richards, age 52, has been the Senior Vice President, General Counsel and Corporate Secretary of Footstar since March 2001 and was an executive officer of Footstar at the time it filed for reorganization under Chapter 11 in March 2004 and prior to March 2001, was Vice President, General Counsel and Corporate Secretary of Footstar.
Craig M. Haines, age 36, has been Vice President and Controller, and Principal Accounting Officer of Footstar since March 31, 2006. Prior thereto, he was the Company’s Vice President and Controller since he joined the Company in June 2005. From November 2002 through May 2005, Mr. Haines served as Executive Vice President, Finance and Administration for National Vision Administrators, LLC.
AVAILABLE INFORMATION
We make available free of charge through our web site, www.footstar.com, all materials that we file electronically with the Securities and Exchange Commission (the “Commission” or the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the period covered by this Form 10-K, we made all such materials available through our web site as soon as reasonably practicable after filing such materials with the SEC.
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

ITEM 1A. RISK FACTORS
The matters discussed in this Annual Report on Form 10-K include forward-looking statements that involve significant risks and uncertainties and that are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may be identified by the use of words, such as: “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. These statements are neither promises nor guarantees. A number of important risks and uncertainties, including those identified below and those factors included in this Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors to Consider”, beginning at page 31, each of which is a risk factor and is incorporated into this Item 1A by reference and “Recent Events”, beginning on page 19, each of which is a risk factor and is incorporated into this Item 1A by reference, as well as risks and uncertainties discussed elsewhere in this Form 10-K, could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. In addition to the above-referenced statements and factors which are set forth elsewhere in our Annual Report on Form 10-K and incorporated herein by reference, we set forth the following risks and uncertainties related to our business.
We may not meet the anticipated timing for the Dissolution and liquidation.
Promptly following the meeting, if our shareholders approve the Plan and our Dissolution, we intend to file a certificate of dissolution with the Secretary of State of Delaware and work toward the sale of our remaining assets and the winding up of our remaining business. The Company anticipates that if the Plan and Dissolution are approved by shareholders, then its Board of Directors will declare a special cash distribution to shareholders in the amount of $1.90 per common share to be paid to shareholders as soon as practicable following shareholder approval of the Plan and Dissolution. After paying all of our liabilities and obligations, we plan to establish a contingency reserve to cover any unknown liabilities. We intend to begin making distributions of liquidation proceeds to our shareholders within three to six months (or sooner) from the time we file our certificate of dissolution. Thereafter, we intend to distribute remaining liquidation proceeds as promptly as practicable following the sale of our remaining assets, subject to payment or provision for the payment of operating and administrative expenses during the liquidation, known obligations and establishing a contingency reserve. There are a number of factors that could delay our anticipated timetable, including the following:
•	delays in the disposition of our remaining assets;

•	unanticipated lawsuits or other claims asserted against us;

•	unanticipated legal, regulatory, governmental, tax or administrative requirements; and

•	delays in settling our remaining obligations.
We cannot determine with certainty the amount of distributions that will be made to our shareholders.

We cannot determine with precision at this time the amount of distributions to our shareholders pursuant to the Plan. This determination depends on a variety of factors, including, but not limited to, the amount required to settle known and unknown debts and liabilities, the resolution of any contingent liabilities, the amount of any necessary or appropriate contingency reserve, the net proceeds, if any, from the sale of our remaining assets, and other factors.
Adverse U.S. economic conditions and the current turmoil in the U.S. capital and credit markets could limit demand for our property in Mahwah, New Jersey, which contains our corporate headquarters and 21 acres of land, and, thus, we may not be able to timely sell our property in Mahwah or on acceptable terms.
The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. At this time, it is unclear whether, and to what extent, the actions taken by the U.S. government, including the passage of the Emergency Stabilization Act of 2008, the Troubled Assets Relief Program, the American Recovery and Reinvestment Act of 2009 and other measures currently being implemented or contemplated will mitigate the effects of the crisis. The current turmoil in the capital and credit markets could limit demand for our property in Mahwah, New Jersey, which contains our corporate headquarters and 21 acres of land and which we have been marketing since March 2007. At this time we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our ability to timely sell our corporate headquarters or on acceptable terms.
We may not be able to settle all of our obligations to creditors.
We have current obligations to creditors. Our estimate of ultimate distributions to our shareholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of our dissolution process, we will attempt to settle those obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations or that they can be settled for the amounts we have estimated for purposes of calculating the likely distribution to shareholders. If we are unable to reach agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the estimated amounts will result in distributions to shareholders that are smaller than those that we presently estimate or may eliminate distributions entirely.
We will continue to incur claims, liabilities and expenses, which will reduce the amount available for distribution to shareholders.
We will continue to incur claims, liabilities and expenses (such as salaries and benefits, directors’ and officers’ insurance, payroll and local taxes, facilities costs, legal, accounting and consulting fees and miscellaneous office expenses) as we wind up. These expenses will reduce the amount ultimately available for distribution to our shareholders.
We will continue to incur the expenses of complying with public company reporting requirements.

We currently comply with the applicable reporting requirements of the Exchange Act. In order to curtail these expenses, after filing our certificate of dissolution with the Delaware Secretary of State, we intend to deregister our common stock or seek relief from certain of our public company reporting requirements from the SEC. We anticipate that, if we are unable to deregister our securities and have to pursue SEC relief and such relief is granted by the SEC, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that the SEC may require. However, we cannot offer any assurances as to when, if ever, the SEC may grant such relief or as to the actual savings that we may realize should such relief be granted.
Each shareholder may be liable to our creditors for an amount up to the amount distributed to such shareholder by us if our reserves for payments to creditors are inadequate.
If our shareholders approve the Plan and our Dissolution, we expect to file a certificate of dissolution with the Secretary of State of Delaware promptly following the Meeting. Although the legal effect of the filing and effectiveness of the certificate of dissolution will be to dissolve the Company, as required by Delaware law we will continue to exist as a non-operating entity for at least three years after the Dissolution becomes effective (which we expect will be the date on which we file the certificate of dissolution with the Delaware Secretary of State) or for such longer period as the Delaware Court of Chancery directs, for the purpose of prosecuting and defending lawsuits, settling and closing our business, disposing of our property, discharging our liabilities and distributing to our shareholders any remaining assets. Under applicable Delaware law, in the event we do not resolve all claims against the Company, each of our shareholders could be held liable for payment to our creditors up to the amount distributed to such shareholder in the liquidation. In such event, a shareholder could be required to return up to all amounts received as distributions pursuant to the Plan and ultimately could receive nothing under the Plan. Moreover, even though a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount will not result in a recalculation of the gain or loss on the liquidation. Instead, a shareholder’s repayment will generally be deductible as a capital loss in the year in which the contingent liability is paid, and such capital loss cannot be carried back to offset any liquidation gain recognized earlier. See “Certain Federal Income Tax Consequences.” We cannot assure you that any contingency reserve that we plan to establish will be adequate to cover all expenses and liabilities.
Recordation of transfers of our common stock on our stock transfer books will be restricted as of the Final Record Date, and thereafter it generally will not be possible for shareholders to change record ownership of our stock.
The Company intends to discontinue recording transfers of our common stock at the close of business on the date specified by the Board for the effectiveness of the certificate of dissolution (the “Final Record Date”). Thereafter, certificates representing our common stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. However, until trading is halted through termination of registration of our shares of common stock, after the Final Record Date, we believe that any trades of shares of our common stock will be tracked and marked with a due bill by the Depository Trust Company.
On or after the Final Record Date, we intend to make liquidation distributions pursuant to the Plan and deregister our common stock or seek relief from the SEC of certain of our public company reporting requirements. The liquidation distributions under the Plan shall be in complete cancellation of all of the outstanding shares of our common stock. From and after the Final Record Date, and subject to applicable law, each holder of our common stock will have the right to receive distributions pursuant to, and in accordance with, the Plan. The proportionate interests of all of the shareholders of the Company will be fixed in the books of the Company on the basis of their respective stock holdings at the close of business on the Final Record Date. Further, after the Final Record Date, any distributions made by the Company will be made solely to the shareholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.
Shareholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which may be three years or more after our Dissolution.
As a result of our liquidation, for federal income tax purposes shareholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the aggregate fair market value of any property distributed to them (reduced by any liability assumed or subject to which it is taken), and (2) their tax basis in their shares of our common stock. A shareholder’s tax basis in our shares will depend upon various factors, including the shareholder’s cost and the amount and nature of any distributions received with respect thereto. A shareholder generally may recognize a loss only when he, she or it has received a final distribution from us, which may be as much as three years (or ten years if our Board of Directors determines to liquidate our assets in accordance with Section 281(b) of the Delaware General Corporation Law) after our Dissolution. However, if we are unable to sell our Mahwah property prior to the third anniversary of the filing of the certificate of dissolution, we may transfer such property into a liquidating trust, in which event we may make a final distribution after the third anniversary of the filing of the certificate of dissolution.
Our Board of Directors may amend, modify, abandon or delay implementation of the Plan and our Dissolution, even if approved by our shareholders.
Even if the Plan and our Dissolution are approved by our shareholders, our Board of Directors has the right, in its discretion, to amend, modify, abandon or delay implementation of the Plan and our Dissolution to the extent permitted by the Delaware General Corporation Law, if it determines that doing so is in the best interests of the Company and our shareholders.
We have a dispute with Kmart under the Kmart Agreement related to the sale of all our remaining inventory to Kmart and additional disputes with Kmart may arise in the future.
Notwithstanding the Company’s sale of all its remaining inventory to Kmart under the terms of the Kmart Agreement immediately following termination of the Kmart Agreement in accordance with the provisions thereof, there is an outstanding dispute with respect to the value of inventory and that we are in the process of trying to resolve and additional disputes may arise related to the Kmart Agreement.
See “Forward-Looking Statements” in Item 7 for additional risk factors to consider.
ITEM 1 B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 3, 2009, we no longer operated licensed footwear departments.
Our corporate headquarters is located in 129,000 square feet of owned office space at our 21 acre property in Mahwah, New Jersey. In connection with the wind-down of our business, we are actively pursuing the sale of our property in Mahwah.
Our corporate tax department is located in 3,500 square feet of leased office space in Worcester, Massachusetts. The lease for this property expires at the end of April 2009 and no renewals are currently anticipated.
In connection with the Company’s discontinued operations in 1995, the Company entered into two subleases of locations formerly occupied by its Thom McAn stores. One of these subleases expired on December 31, 2008 but the subtenant failed to vacate the premises and the overlandlord has commenced holdover proceedings to evict such tenant. The other lease expires effective February 1, 2014. The Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and legal proceedings arising in the ordinary course of business. We intend to defend vigorously against such claims in all such proceedings. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management’s attention from our business objectives and could adversely affect our business. We do not believe any of them will have a material adverse effect on our financial position. Estimates of the probable costs for resolution of these claims are accrued to the extent that they can be reasonably estimated. These estimates are based on an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. These estimates also take into account any claim relating to events that occurred prior to our bankruptcy filing, which were required to be reported in a proof of claim filed with the Bankruptcy Court. However, legal proceedings are subject to significant uncertainties, the outcomes of which are difficult to predict, and assumptions and strategies may change. Consequently, we are unable to ascertain the ultimate financial impact of any legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
After the delisting of our common stock from the NYSE on December 30, 2003, our common stock was traded on the over-the-counter bulletin board (“OTCBB”) under the symbol “FTSTQ.PK.” Effective March 13, 2006 our symbol changed to FTAR.OB. Our common stock is quoted on the OTCBB and on the Pink Sheets LLC. Prices shown below reflect the quarterly high and low bid quotations for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, may not necessarily reflect actual transactions and have not been adjusted for dividends. As of February 27, 2009, there were 1,972 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various banks and brokerage firms). Information concerning the high and low closing bid quotations of our common stock is set forth below:

	HIGH	LOW
2007

First Quarter	$8.50	$6.10
Second Quarter	$9.12	$4.10
Third Quarter	$4.72	$4.00
Fourth Quarter	$4.92	$4.20

2008

First Quarter	$4.70	$4.25
Second Quarter	$5.35	$4.10
Third Quarter	$4.09	$3.40
Fourth Quarter	$3.64	$2.80
Since the Company emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $7.00 per common share.
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
On January 8, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. The special cash distribution totaling $21.5 million was paid on January 27, 2009.
On February 4, 2009, the Company entered into Amendment No. 2 (“Amendment No. 2”) to its Rights Agreement, dated as of March 8, 1999, as amended as of May 31, 2002 (as amended, the “Rights Agreement”), between it and Mellon Investor Services LLC, a New Jersey limited liability company (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, pursuant to which the terms of the outstanding preferred share purchase rights were amended.
The Rights Agreement was amended by Amendment No. 2 in order to protect stockholder value by attempting to prevent a possible limitation on the Company’s ability to use its U.S. net operating loss carryovers. The Company has experienced significant losses in the United States, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules and regulations promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. However, if the Company experiences an “ownership change” as defined in Section 382 of the Code, the Company’s ability to use the net operating losses could be severely limited.
After approval of the Plan and Dissolution by our shareholders and the filing of our certificate of dissolution with the Delaware Secretary of State, we plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. We intend to then establish a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to shareholders as and when our Board of Directors deems appropriate. We expect that if the Plan and Dissolution are approved by shareholders, then our Board of Directors will declare a special cash distribution to shareholders in the amount of $1.90 per common share to be paid to shareholders as promptly as practicable following shareholder approval of the Plan and Dissolution. We anticipate that we will begin making distributions of liquidation proceeds to our shareholders within three to six months (or sooner) from the time we file our certificate of dissolution, in accordance with the Plan and Delaware law. We also intend to distribute remaining liquidation proceeds as promptly as practicable following the sale or liquidation of our remaining assets, subject to payment or provisions for the payment of known obligations and establishing a contingency reserve. It is possible that unanticipated lawsuits or other claims will be asserted against us, which could result in certain distributions to our shareholders being delayed for possibly several years until the resolution of any such lawsuit or other claim.
Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. We are currently evaluating the market value of our limited remaining non-cash assets. At the present time, although we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our balance sheet at January 3, 2009, we currently estimate that the amount ultimately distributed to our shareholders will be between $2.65 and $3.45 per common share, including the special cash distribution to shareholders in the amount of $1.90 per common share that we anticipate will be declared by the Board of Directors if the Plan and Dissolution are approved by shareholders. To the extent that the value of our assets is less, or the amount of our liabilities or the amounts that we expend during liquidation are greater, than we anticipate, our shareholders could receive less than we currently estimate.
Please refer to “Introductory Note” and Item 1A, Risk Factors, above, in connection with the wind-down of the Company’s businesses in connection with the termination of the Kmart Agreement.
Stock Performance Graph
The graph set forth below shows the cumulative total return to stockholders over the five-year fiscal period ended January 2, 2009, assuming an investment of $100 on January 2, 2004 in each of Footstar’s common stock, the NASDAQ Composite Index and the S&P Footwear Index. The graph assumes all dividends have been reinvested. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Footstar, Inc., The NASDAQ Composite Index
And The S&P Footwear Index

*   $100 invested on 1/2/04 in stock & index-including reinvestment of dividends.

     Fiscal year ending January 2.
     Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

     Copyright © 2009 Dow Jones & Co. All rights reserved.
The Performance Graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
Recent Sales of Unregistered Securities
We did not make any unregistered sales of our common stock during the 2008 fiscal year.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended January 3, 2009.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR HISTORICAL FINANCIAL SUMMARY
The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(dollars in millions except per share data)	2008	2007	2006	2005	2004

Revenue:
Net sales	$580.0	$637.0	$666.7	$715.4	$800.2
Liquidation of inventory	54.2	—	—	—	—

Total revenue	634.2	637.0	666.7	715.4	800.2

Cost:
Cost of sales	396.7	427.4	452.1	490.4	535.8
Cost of liquidation of inventory	59.1	—	—	—	—

Total cost	455.8	427.4	452.1	490.4	535.8
Total gross profit	178.4	209.6	214.6	225.0	264.4
Store operating, selling, general and administrative expenses	146.8	148.6	160.6	183.1	236.1
Depreciation and amortization	4.5	8.1	8.8	7.7	21.7
Loss on impairment of long-lived assets	10.8	—	—	—	—
Gain on cancellation of retiree benefit plan	(22.3)	—	—	—	—
Gain on sale of intangible assets	(10.5)	—	—	—	—
(Gain) loss on Kmart Agreement (1)	(5.0)	—	—	—	6.3
Other income	—	(0.6)	—	—	(9.2)
Interest expense	1.1	1.2	1.6	4.6	11.0
Interest income	(0.7)	(2.6)	(3.8)	—	—

Income (loss) before reorganization items, income taxes, minority interests and discontinued operations	53.7	54.9	47.4	29.6	(1.5)
Reorganization items (2)	—	—	—	(14.6)	(37.1)

Income (loss) before income taxes, minority interests and discontinued operations	53.7	54.9	47.4	15.0	(38.6)
(Provision) benefit for income taxes (3)	(1.3)	(2.1)	(1.4)	(4.2)	2.9

Income (loss) before minority interests and discontinued operations	52.4	52.8	46.0	10.8	(35.7)
Minority interests in loss	—	—	—	—	11.0

Income (loss) from continuing operations	52.4	52.8	46.0	10.8	(24.7)
Income (loss) from discontinued operations, net of tax (4)	1.3	(0.8)	(0.8)	4.7	(66.7)
Gain from disposal of discontinued operations, net of tax	—	—	0.1	8.9	21.4

Net income (loss)	$53.7	$52.0	$45.3	$24.4	$(70.0)

Basic income (loss) per share from continuing operations	$2.51	$2.56	$2.23	$0.53	$(1.20)

Diluted income (loss) per share from continuing operations	$2.48	$2.52	$2.21	$0.53	$(1.20)

Special distribution declared per common share	$1.00	$5.00	—	—	—

ITEM 6. SELECTED FINANCIAL DATA, cont.
FIVE-YEAR HISTORICAL FINANCIAL SUMMARY

(dollars in millions)	2008	2007	2006	2005	2004

Balance Sheet Data
Current assets:
Cash and cash equivalents	$56.6	$53.8	$101.3	$196.1	$189.6
Inventories	—	86.7	92.0	89.2	98.9
Receivables and other	65.1	15.8	18.5	30.3	50.5
Assets held for sale	6.2	—	—	—	—
Assets related to discontinued operations	—	—	—	0.1	6.2

Total current assets	127.9	156.3	211.8	315.7	345.2
Property and equipment, net	—	20.7	25.2	28.9	35.4
Other assets	1.0	4.6	8.3	12.1	13.5

Total assets	$128.9	$181.6	$245.3	$356.7	$394.1

Current liabilities:
Amount due under Kmart Settlement (1)	$—	$5.1	$—	$—	$45.0
Other current liabilities	20.7	69.9	78.5	107.8	98.0
Liability held for sale	2.0	—	—	—	—
Liabilities related to discontinued operations	0.5	0.9	2.3	7.4	3.5
Liabilities subject to compromise	—	0.5	1.2	125.5	152.3

Total current liabilities	23.2	76.4	82.0	240.7	298.8
Other long term liabilities	1.2	26.1	26.6	35.0	38.5
Amount due under Kmart Settlement (1)	—	—	5.2	5.5	5.5

Total liabilities	24.4	102.5	113.8	281.2	342.8

Shareholders’ equity	104.5	79.1	131.5	75.5	51.3

Total liabilities and shareholders equity	$128.9	$181.6	$245.3	$356.7	$394.1

(1)	Represents additional charge incurred on Kmart Settlement and the elimination of the minority interests as part of the cure payment and amount due relating to future store closings for fiscal 2004 and 2007. Upon the expiration of the Kmart Agreement all claims not yet due or payable relating to future store closings were waived for any remaining stores. As such the Company recorded a gain on the elimination of the amount due under Kmart Settlement of $5.0 million during fiscal 2008.

(2)	Represents income and expenses associated with our bankruptcy. See Note 18 “Reorganization Items” of Notes to Consolidated Financial Statements.

(3)	We reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and the liquidation of our business. As a result, we could not conclude that it is more likely than not that the deferred tax assets will be realized and have recorded a (reduction) increase of the valuation allowance of $17.3 million in 2008, $(20.3) million in fiscal 2007, $(22.1) million in fiscal 2006, $(6.4) million in fiscal 2005 and $21.4 million in fiscal 2004.

(4)	Income (loss) from discontinued operations includes the gains and losses from the operations of our discontinued Athletic Segment and the gains and losses from the operations of our discontinued Meldisco operations including Shoe Zone stores and the footwear departments of Gordmans and Federated (“Meldisco”). We discontinued the Athletic Segment in 2003 and Meldisco in 2004. Additionally, during 2007, the Company increased its liability for an environmental remediation project which relates to a landfill used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. In April 2008, the Company entered into an agreement with CVS Pharmacy, Inc. (“CVS”), its former parent entity, pursuant to which CVS agreed to assume any and all of Footstar’s obligations with respect to the environmental remediation. The assumption by CVS eliminated the previously recorded obligation of $1.6 million for cash consideration of $0.9 million, resulting in a gain of $0.7 million, net of tax, included in income from discontinued operations. As such, the accounting for the additional obligation has been recorded in Discontinued Operations. The income (loss) from discontinued operations includes the following (in millions):

	2008	2007	2006	2005	2004

Athletic Segment	$0.6	$—	$(0.9)	$5.1	$(38.9)
Meldisco Businesses	—	—	0.1	(0.4)	(27.8)
Closed Manufacturing Facility	$0.7	$(0.8)	—	—	—

Total	$1.3	$(0.8)	$(0.8)	$4.7	$(66.7)

See Note 4 “Discontinued Operations” of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:
•	the impact of any dividends or any other special distributions to stockholders on the Company’s future cash requirements and liquidity needs, both in connection with the wind-down of the Company’s operations and all contingencies;

•	the Plan and our Dissolution are subject to approval and adoption by the Company’s stockholders;

•	under the Plan, the Company’s remaining assets would be disposed of, known liabilities would be paid or provided for and reserves would be established for contingent liabilities, with only any remaining assets available for ultimate distribution;

•	uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the Plan and our Dissolution, there can be no assurance as to the amount of any cash or other property that may potentially be distributed to stockholders or the timing of any distributions;

•	there can be no assurance that additional issues will not arise in connection with the obligations, adjustments and payments as a result of the expiration of the Kmart Agreement;

•	we do not expect to be able to fully realize the benefits of our net operating loss carry forwards; and

•	the difficulty of selling the Company’s property in Mahwah, New Jersey on satisfactory terms, taking into account the current decline in the economic conditions and the current disruption in the capital and credit markets.
Because the information in this Annual Report on Form 10-K is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future operations or performance. Actual results, operations, performance, events, plans and expectations may differ materially from our current projections, estimates and expectations and the differences may be material, individually or in the aggregate, to our financial condition, results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Annual Report on Form 10-K, other than as included in any future required SEC filings, or as may otherwise be legally required.

RECENT EVENTS
On January 8, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. This special cash distribution totaling $21.5 million was paid on January 27, 2009.
On February 4, 2009, the Rights Agreement was amended by Amendment No. 2 in order to protect stockholder value by attempting to prevent a possible limitation on the Company’s ability to use its U.S. net operating loss carryovers. The Company has experienced significant losses in the United States, and under the Code, and rules and regulations promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. To the extent that the net operating losses do not otherwise become limited, the Company believes that it may be able to utilize a significant portion of such losses and, therefore, these net operating losses could be a substantial asset to the Company. However, if the Company experiences an “ownership change” as defined in Section 382 of the Code, the Company’s ability to use the net operating losses could be severely limited.
The Board of Directors adopted the Plan on March 5, 2009 and directed that the Plan be submitted for shareholder action at a special meeting. The Plan will take effect on the date that it is approved by our shareholders.
If the Plan and our Dissolution are approved by the shareholders, we anticipate that our activities will be limited to actions we deem necessary or appropriate to accomplish, inter alia, the following:
•	filing a certificate of dissolution with the Secretary of State of Delaware and, thereafter, remaining in existence as a non-operating entity for at least three years as required under Delaware law;

•	complete the sale or liquidation of the Company’s remaining assets including its property in Mahwah, New Jersey, which may include, without limitation, entering into commercial leases to enhance or facilitate the disposition of real estate if advisable;

•	collecting, or providing for the collection of, accounts receivable, debts and other claims owing to the Company;

•	paying, or providing for the payment of, our debts and liabilities, including both known liabilities and those that are contingent, conditional, unmatured or unknown, in accordance with Delaware law;

•	winding up our remaining business activities and withdrawing from any jurisdiction in which we remain qualified to do business;

•	complying with the SEC’s filing requirements for so long as we are required to do so;

•	making ongoing tax and other regulatory filings; and

•	preparing to make, and making, distributions to our shareholders of any liquidation proceeds that may be available for such distributions.
Under Delaware law, following approval of the Plan and subject to the terms of the Plan, our Board of Directors may take such actions as it deems necessary or appropriate in furtherance of the Dissolution and the winding up of the Company’s affairs.
OVERVIEW
The following points highlight the Company’s operations, cash flows and financial position for the year ended January 3, 2009:
•	On December 31, 2008, we concluded our operations in the Kmart and Rite Aid stores;

•	Operating profit increased by $1.2 million to $54.1 million in fiscal 2008 as compared to $52.9 million in fiscal 2007. The $37.8 million of gains recorded on the cancellation of the retiree benefit plan, sale of intangible assets and expiration of the Kmart Agreement along with the decrease of depreciation and amortization expense of $3.6 million were offset by the $31.2 million decrease in gross profit from net sales and an impairment loss on the corporate headquarters building of $10.8 million;

•	The Company’s operating activities provided $11.4 million in cash during fiscal 2008, as compared to cash provided by operating activities of $60.4 million during fiscal 2007;

•	As of January 3, 2009, the Company had $56.6 million of cash and cash equivalents;

•	On May 9, 2008, the Company paid a special cash distribution of $1.00 per common share totaling $21.3 million; and
Kmart Agreement
Until the Kmart Agreement expired on December 31, 2008, our business relationship with Kmart was extremely important to us. The licensed footwear departments in Kmart provided substantially all of our net sales and net profits and operated pursuant to the terms of the Kmart Agreement.
We were required to pay Kmart 14.625% of the gross sales of the footwear departments along with a miscellaneous expense fee of $23,500 per open store per year. The Kmart Agreement expired at the end of 2008 at which time Kmart purchased our inventory related to the Kmart footwear departments at book value, as defined in the agreement. The process of selling the inventory to Kmart commenced immediately after the expiration of the Kmart Agreement. During 2009, the Company received $52.8 million related to the liquidation sale of the inventory from Kmart; however, the Company is currently pursuing the collection of certain additional disputed amounts for which there can be no assurance that any additional cash will be received.
The Kmart Agreement set forth the parties’ obligations with respect to staffing and advertising. Specifically, we were required to spend at least 10% of gross sales in the footwear departments on staffing costs, as defined in the agreement, for the stores and we were required to schedule the staffing in each store at a minimum of 40 hours per week. In addition, Kmart was required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.
Kmart had a claim against us in the amount of $11,000 for each store that was an existing store, as defined in the agreement, on August 25, 2005, which was disposed of, closed or converted to another retail format and such claim was generally payable by us to Kmart at the time of store closing, disposal or conversion. However, upon the expiration of the Kmart Agreement all such claims not yet due and payable were waived for any remaining stores. As such, the Company recorded a gain on the elimination of the amount due under Kmart Settlement of $5.0 million.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.
FISCAL 2008 VERSUS FISCAL 2007

			% of
			Total	% of Total
			Sales –	Sales -
(in millions)	2008	2007	2008	2007

Net Sales	$580.0	$637.0
Liquidation of Inventory	54.2	—

Total Revenues	634.2	637.0	100%	100%

Gross Profit on Net Sales	183.3	209.6	28.9	32.9
Loss on Liquidation of Inventory	(4.9)	—	(0.8)	—

Total Gross Profit	178.4	209.6	28.1	32.9
SG&A Expenses	146.8	148.6	23.1	23.3
Depreciation/Amortization	4.5	8.1	0.7	1.3
Loss on Impairment of Long-Lived Asset	10.8	—	1.7	—
Gain on Cancellation of Retiree Benefit Plan	(22.3)	—	3.5	—
Gain on Sale of Intangible Assets	(10.5)	—	1.7	—
Gain on Expiration of Kmart Agreement	(5.0)	—	0.8	—

Operating Profit	$54.1	$52.9	8.5	8.3

NET SALES
Net sales decreased $57.0 million, or 8.9%, to $580.0 million in fiscal 2008 compared with $637.0 million in 2007. Sales within the footwear departments in Kmart stores (“Shoemart”) were approximately $564.1 million in fiscal 2008 and $614.2 million in 2007. Shoemart comparable store sales decreased 8.4% and store counts were down 0.5% on average for the year. The Shoemart comparable store sales decline was due to consistently lower traffic levels and weaker full priced sales. Rite Aid comparable store sales were down 14.0% and average store counts were down 2.4%. Fiscal year 2008 contained 53 weeks of sales versus 52 weeks in fiscal 2007. The 53rd week was represented by the period from December 28, 2008 to January 3, 2009, however, we ceased operations within Kmart and Rite Aid on December 31, 2008.
GROSS PROFIT ON NET SALES
Gross profit on net sales decreased $26.3 million or 12.5% to $183.3 million in fiscal 2008 compared with $209.6 million in fiscal 2007. The 12.5% decrease in gross profit was largely the result of the 8.9% sales decline in fiscal 2008. The Company’s gross profit was also lower due to severance and benefit related charges within cost of sales of $2.8 million.
LIQUIDATION OF INVENTORY
On December 31, 2008, the Company sold the remaining inventory on hand in the Kmart and Rite Aid stores for $54.2 million.
LOSS ON LIQUIDATION OF INVENTORY
Total loss on the liquidation of inventory was $4.9 million primarily due to the seasonal inventory being sold for 40% of cost pursuant to the previously agreed upon terms of sale. The Company has accrued for the expected loss on the liquidation of inventory throughout fiscal 2008 and 2007.
SG&A EXPENSES
SG&A expenses decreased $1.8 million, or 1.2%, to $146.8 million in fiscal 2008 compared with $148.6 million in fiscal 2007. While overall SG&A expenses were relatively flat, administrative costs were lower due to lower compensation and benefit costs resulting from lower headcount ($7.2 million) and lower professional fees ($3.3 million). As an offset to these decreases were approximately $7.1 million of charges reflecting the cost of severance and other benefits for associates who were informed of their expected termination dates in 2008 and 2009, along with wind down related expenses of $2.3 million.
DEPRECIATION/AMORTIZATION
Depreciation and amortization decreased $3.6 million to $4.5 million in fiscal 2008 compared with $8.1 million in fiscal 2007. The decrease is due to lower amortization costs since the Company ceased trademark amortization with the sale of these trademarks in April 2008.
LOSS ON IMPAIRMENT OF LONG-LIVED ASSET
During fiscal 2008, the Company recorded an impairment charge of $10.8 million to reduce the carrying amount of its property in Mahwah, New Jersey to its fair value of $6.2 million and has recorded the asset as held for sale. The Company used significant other observable inputs to determine fair value, less costs to dispose of the property of approximately $0.3 million, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The impairment was caused by the significant decrease in the real estate market particularly in the fourth quarter of 2008, along with the Company’s decision to market the building to financial buyers in addition to the user owner community as the Company had previously.

GAIN ON CANCELLATION OF RETIREE BENEFIT PLAN
In connection with the previously announced anticipated wind-down of the Company’s business at the end of fiscal 2008, the Company terminated its retiree medical and retiree life insurance plan for all active employees who had been eligible to participate in such plan and for all retiree participants effective June 6, 2008. As a result of this termination, during the second quarter of 2008, the Company eliminated its accumulated postretirement benefit obligation of approximately $14.6 million and its unamortized net gain and prior service costs included in accumulated other comprehensive income of $7.7 million, and recorded a gain of approximately $22.3 million.
GAIN ON SALE OF INTANGIBLE ASSETS
Under the terms of the IP Purchase Agreement, the Company sold to Sears Brands substantially all of the Company’s intellectual property, including the intellectual property related to the Company’s Kmart business, for a purchase price of approximately $13.0 million. The Company recognized the gain of $10.5 million at the expiration of the Kmart Agreement on December 31, 2008.
GAIN ON EXPIRATION OF KMART AGREEMENT
Kmart had a claim against us in the amount of $11,000 for each store that was an existing store, as defined in the Kmart Agreement, on August 25, 2005, which was disposed of, closed or converted to another retail format and such claim was generally payable by us to Kmart at the time of store closing, disposal or conversion. However, upon the expiration of the Kmart Agreement all such claims not yet due and payable were waived for any remaining stores. As such, the Company recorded a gain on the elimination of the amount due under Kmart Settlement of $5.0 million.
OPERATING PROFIT
Operating profit increased $1.2 million to $54.1 million in fiscal 2008 compared with $52.9 million in fiscal 2007. The $37.8 million of gains recorded on the cancellation of the retiree benefit plan, sale of intangible assets and expiration of the Kmart Agreement along with the decrease of depreciation and amortization expense of $3.6 million offset primarily by the $31.2 million decrease in gross profit from net sales and the impairment loss on the corporate headquarters building of $10.8 million during fiscal 2008.
FISCAL 2007 VERSUS FISCAL 2006

			% of Sales -	% of Sales –
(in millions)	2007	2006	2007	2006

Net Sales	$637.0	$666.7	100.0	100.0

Gross Profit	209.6	214.6	32.9	32.2
SG&A Expenses	148.6	160.6	23.3	24.0
Depreciation/Amortization	8.1	8.8	1.3	1.3

Operating Profit	$52.9	$45.2	8.3	6.8

NET SALES
Net sales decreased $29.7 million, or 4.5%, to $637.0 million in fiscal 2007 compared with $666.7 million in fiscal 2006. Sales within the footwear departments in Kmart stores (“Shoemart”) were approximately $614.2 million in fiscal 2007 and $636.6 million in fiscal 2006 for a 3.5% decrease during fiscal 2007. The Shoemart sales decrease was the result of a decrease in comparable store sales of 3.1% and average store counts that were 0.6% lower than last year. There were 1,388 Kmart stores open at the end of fiscal 2007 versus 1,392 at the end of fiscal 2006. The balance of the sales decline was due to a 4.6% comparable store sales decline at Rite Aid and lower wholesale shipments to Wal-Mart.
GROSS PROFIT
Gross profit decreased $5.0 million or 2.3% to $209.6 million in fiscal 2007 compared with $214.6 million in fiscal 2006. The gross margin decline is due to the lower sales volumes in fiscal 2007, offset by the gross margin rate improvement to 32.9% in fiscal 2007 from 32.2% in fiscal 2006. The improvement in gross margin rate is predominantly due to the decrease in the fixed minimum revenue commitment with our third party logistics provider, FMI. (See Note 22 of our Notes to Consolidated Financial Statements for additional information regarding our relationship with FMI.)
SG&A EXPENSES
SG&A expenses decreased $12.0 million, or 7.5%, to $148.6 million in fiscal 2007 compared with $160.6 million in fiscal 2006. The overall SG&A rate as a percentage of sales decreased to 23.3% in fiscal 2007 versus 24.0% in fiscal 2006. The decrease in SG&A expenses was due to lower compensation and benefit costs ($7.6 million) and administrative costs ($4.4 million).
DEPRECIATION/AMORTIZATION
Depreciation and amortization decreased $0.7 million to $8.1 million in fiscal 2007 compared with $8.8 million in fiscal 2006.
OPERATING PROFIT
Operating profit increased $7.7 million to $52.9 million in fiscal 2007 compared with $45.2 million in fiscal 2006 primarily due to the increase in the gross margin rate, which partially offset the effect of reduced sales, and decrease in expenses noted above.
LIQUIDITY AND CAPITAL RESOURCES
Our primary uses of cash are funding working capital requirements and operating expenses. The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the anticipated wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. The Amended Credit Facility dated May 9, 2008, between the Company and the Bank of America, N.A. (the “Amended Credit Facility”), matured on December 31, 2008 and all amounts due thereunder were paid as of that date. At January 3, 2009, we had cash and cash equivalents of approximately $56.6 million.

As of January 3, 2009 accounts receivable totaled $56.8 million, of which $56.6 million was collected through February 27, 2009.
On May 9, 2008, the Company announced that its Board of Directors declared a $1.00 per share special cash distribution to stockholders of record as of May 28, 2008. The distribution totaling $21.3 million was paid on June 3, 2008 from balances in cash and cash equivalents and did not cause the Company to borrow under the Amended Credit Facility. Lender consent to such declaration and payment was provided for under the Amended Credit Facility effective as of May 9, 2008.
On January 8, 2009, the Company announced that its Board of Directors declared another $1.00 per share special cash distribution to stockholders of record as of January 20, 2009. The distribution totaling $21.5 million was paid on January 27, 2009 from current balances in cash and cash equivalents.
Subsequent to our emergence from Chapter 11 on February 7, 2006 through January 3, 2009, we made payments to creditors totaling $127.8 million, including interest where applicable.
Net cash provided by operating activities of continuing operations in fiscal 2008 was $11.4 million, primarily related to income from continuing operations of $53.7 million, a decrease in inventories of $86.7 million and the loss on impairment of long-lived assets of $10.8 million, partially offset by an increase in accounts receivable of $45.5 million, an increase in prepaid expenses and other assets of $3.5 million, a decrease in accounts payable and amount due under Kmart Settlement of $54.1 million, a gain on the cancellation of the retiree benefit plan of $22.3 million, a gain on the sale of intellectual property of $10.5 million, and other miscellaneous items totaling $3.9 million. Net cash provided by operating activities of continuing operations in 2007 was $60.4 million, primarily consisting of income from continuing operations of $52.8 million, depreciation and amortization of $8.1 million and decreases in inventory, prepaids and other assets of $9.1 million offset by a decrease of accounts payable and accrued expenses of $8.9 million and miscellaneous items of $0.7 million.
Cash provided by investing activities was $13.0 million and cash used in financing activities was $22.5 million in 2008 compared to using $0.3 million in cash in investing activities and using $105.9 million in cash in financing activities in 2007. The Company paid a special cash distribution to shareholders totaling $21.3 million and $104.8 million during 2008 and 2007, respectively.
Cash provided by operating activities of discontinued operations was $0.9 million in fiscal 2008 compared with cash used in operating activities of discontinued operations of $1.7 million in fiscal 2007. Cash provided by discontinued operations during fiscal 2008 includes $0.6 million due to a settlement of a class action lawsuit relating to the Company’s Athletic Segment which was discontinued in 2004. Cash used in operating activities of discontinued operations for fiscal 2007 consisted primarily of payments of pre-petition claims and interest.
Factors that could affect our short and long term liquidity relate primarily to the final wind-down of the businesses and include, among other things, the payment of any further dividends or distributions, our ability to sell our property in Mahwah, New Jersey, which contains our corporate headquarters and 21 acres of land, or on acceptable terms, and managing costs associated with the management, liquidation and dissolution of the Company.

The Board of Directors approved the Plan on March 5, 2009, which is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of shareholders. The Plan provides for the complete liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described in the Plan and for distributions of available cash to shareholders as determined by the Board of Directors. We plan to call for a Special Meeting of our shareholders at which we will ask the shareholders to consider and vote on the Plan and Dissolution.
Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least the next twelve months.
As of February 27, 2009, the Company has received proceeds of $52.8 million in connection with the sale of inventory to Kmart pursuant to the Kmart Agreement. In addition, the Company received proceeds of $1.3 million in connection with the sale of its remaining Rite-Aid inventory.
After approval of the Plan and Dissolution by our shareholders and the filing of our certificate of dissolution with the Delaware Secretary of State, we plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. We plan to then establish a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to shareholders as and when our Board of Directors deems appropriate. We anticipate that if the Plan and Dissolution are approved by our shareholders, then our Board of Directors will declare a special cash distribution to shareholders in the amount of $1.90 per common share to be paid as soon as practicable following shareholder approval of the Plan and Dissolution. We anticipate that we will begin making distributions of liquidation proceeds to our shareholders within three to six months (or sooner) from the time we file our certificate of dissolution, in accordance with the Plan and Delaware law. We also intend to distribute remaining liquidation proceeds as promptly as practicable following the sale or liquidation of our remaining assets, subject to payment or provisions for the payment of known obligations and establishing a contingency reserve. It is possible that unanticipated lawsuits or other claims will be asserted against us, which could result in certain distributions to our shareholders being delayed for possibly several years until the resolution of any such lawsuit or claim. Any sales of our assets will be made in private or public transactions and on such terms as are approved by our Board of Directors. Under the Plan, we may, if we deem it advisable, enter into commercial leases to enhance or facilitate the disposition of our real estate.
Subject to the payment or the provision for payment of our indebtedness and other obligations, we expect to distribute from time to time pro rata to the holders of our common stock any cash on hand, together with the cash proceeds of any sales of our remaining assets. While the Plan permits us to distribute non-cash assets to our shareholders, we do not anticipate making such non-cash distributions. We intend to establish a reserve, referred to as the Contingency Reserve, in an amount determined by our Board of Directors to be sufficient to satisfy potential liabilities, expenses, and obligations. The net balance, if any, of any Contingency Reserve remaining after payment, provision, or discharge of all of our liabilities, expenses, and obligations will also be distributed to our shareholders pro rata.
Amended Credit Facility
On May 9, 2008, the Company entered into the First Amendment with Bank of America, N.A. which amended certain terms of the Amended Credit Facility with total commitments available of $50 million and letter of credit sub-limit of $25 million.

The Amended Credit Facility was secured by a perfected first priority security interest in substantially all of the assets of the Company and contained various affirmative and negative covenants, representations, warranties and events of default to which we were subject. The Company was in compliance with all of its covenants under the Amended Credit Facility through the maturity date of December 31, 2008. As of January 1, 2009 the Amended Credit Facility was terminated.
On April 3, 2008, the Company entered into the IP Purchase Agreement and a Master Agreement Amendment. Under the terms of the IP Purchase Agreement, the Company sold to Sears Brands substantially all intellectual property, including intellectual property related to the Company’s Kmart business, for a purchase price of approximately $13.0 million.
We enter into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of January 3, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $7.1 million, with Bank of America as issuing bank, simultaneous with the termination of the Amended Credit Facility as of December 31, 2008. Accordingly, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral. Amounts held in the L/C Cash Collateral will be refunded to the Company as letters of credit are reduced, terminated or expire, which the Company expects will be during 2009.
CONTRACTUAL OBLIGATIONS
The following is a summary of our significant contractual obligations, excluding interest, as of January 3, 2009 (in millions):

	Payments Due By Period
					After 5
	Total	Less than 1 Year	1-3 Years	4-5 Years	Years

Mortgage payable	$2.0	$2.0	$—	$—	$—
Operating leases	0.1	0.1	—	—	—
Compensation obligations	13.7	13.7	—	—	—
Workers’ compensation obligations	1.8	0.5	1.1	0.2	—

Total	$17.6	$16.3	$1.1	$0.2	$—

The above table also does not include any unrecognized tax positions as of January 3, 2009 as the Company has no unrecognized tax benefits.
CRITICAL ACCOUNTING ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based in part upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of the Consolidated Financial Statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to the valuation of inventory, deferred tax assets and the impairment of long-lived assets. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Our management has discussed with the Audit Committee of the Board of Directors the development, selection and disclosure of our critical accounting estimates and the application of these estimates. We considered the following to be our critical accounting estimates in the preparation of the Consolidated Financial Statements included in this report.
Valuation and Aging of Inventory and Shrink Reserve
Merchandise inventory was a significant portion of our consolidated balance sheets; however, based upon the expiration of our Kmart agreement and the purchase of all our inventory on hand as of December 31, 2008, we do not have any inventory on hand as of our fiscal year end of January 3, 2009.
Through December 31, 2008, inventories were valued using the lower of cost or market value, determined by the reverse mark-up or retail inventory method (“RIM”). Under the RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.
The methodologies we utilized in our application of RIM are consistent for all periods presented. Such methodologies include the development of cost-to-retail ratios, the development of shrinkage reserves and the accounting for price changes. RIM calculations required management to make estimates, such as merchandise mark-on, mark-ups, markdowns and shrinkage, which can significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, may not, in all circumstances, reflect actual historical experience, and could result in significant differences to amounts recorded.
As a supplement to the inventory values established under the RIM, we established reserves for additional markdowns associated with shrink and aged product. The shrink expense reserve represented a reserve for the unidentified loss of inventory. Management used historical percentages to accrue shrink expense. Physical inventory counts are performed at each store and distribution center throughout the year. At the completion of the inventory count, actual shrink expense was quantified and compared to the shrink reserve. Any difference between actual shrink expense and the reserve was recorded as a reduction or addition to inventory on the consolidated balance sheet and as a reduction or addition to cost of sales in the consolidated statements of operations.
The aged inventory reserve represented an estimate of the markdown required to liquidate aged inventory, which is generally defined as inventory that was aged 12 months or more. In addition, the Company estimated the portion of current inventory that would be on hand and considered aged or seasonal on the expiration date, which was December 31, 2008, and reserved for that amount as Kmart was only obligated to purchase aged inventory at 40% of cost upon expiration of our contract. Management calculates a reserve for aged inventory by comparing the cost of the inventory to the estimated realizable value of the inventory. In order to accomplish this, we analyzed the quantity and quality of all inventory in seasonal aging brackets (i.e., aged one season, two seasons, etc.). The expected markdowns necessary to liquidate each aging bracket are thus analyzed to determine if the related cost exceeds the net realizable value and a reserve, if necessary, is established.
Impairment of Long-Lived Assets
We evaluate the recoverability of our long-lived assets in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of, which generally requires us to assess these assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable.
A review is performed to determine whether the carrying value of an asset is impaired based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using quoted market prices. Impairment is based on the excess of the carrying amount over the fair value of those assets.
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
Factors that management must estimate when performing impairment tests include, among other items, possible liquidation of our business. Actual results may differ materially from these estimates and, as a result, the fair values may be adjusted in the future.
During the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10.8 million to reduce the carrying amount of its corporate headquarters to $6.2 million and has recorded the asset as held for sale.
Insurance and Self-Insurance Liabilities
Prior to 2008 we were primarily self-insured for medical costs, as our deductible under third party coverage was $250,000 per claim. We establish accruals for our insurance programs based on available claims data and historical trends and experience, as well as loss development factors prepared by third party actuaries. Loss development factors are estimates based on our actual historical data and other retail industry data. Commencing in 2008, the Company was no longer self-insured for medical costs (the Company was self-insured for workers’ compensation insurance in fiscal 2004 and prior).
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
The accrued obligation for these self-insurance programs was approximately $1.8 million at the end of fiscal year 2008 and $3.3 million at the end of fiscal year 2007. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.
Deferred Tax Assets
We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which is available to reduce taxable income in future periods subject to many conditions and contingencies (and use against taxable income after 2008 will not be possible if the Company has no operating income or if the Company liquidates and dissolves).
As of January 3, 2009 we have recorded a net deferred tax asset of $50.1 million and a related valuation allowance of $50.1 million. In connection with the preparation of our fiscal years 2008, 2007, and 2006 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and liquidation of our business. For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.
In June 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The Company adopted the provisions of FIN 48 effective December 31, 2006. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate resolution. In implementing FIN 48, the Company evaluated individual tax benefits using these evaluation methods and made judgments on how to disaggregate its various tax positions and then analyzed the tax positions. At the adoption date of December 31, 2006, December 29, 2007 and January 3, 2009, the Company did not have any unrecognized tax benefits.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States (“GAAP”), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In

February 2008 the FASB issued FASB Staff Position FAS No. 157-2 (“FAS No. 157-2”) in which it agreed to defer for one year the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has only partially adopted Statement No. 157. In accordance with FAS No. 157-2, the Company has not applied the provisions of Statement No. 157 in recognizing its liability for employee termination benefits at fair value (see Note 3 “Reduction in Workforce”) and in recognizing its asset held for sale at fair value (see Note 7 “Assets and Liability Held for Sale”). We do not expect the complete adoption of FASB Statement No. 157 to have a material impact on the Company’s results of operations, financial condition or liquidity.
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
FACTORS TO CONSIDER
In connection with the Plan and our Dissolution, there can be no assurance as to the amount, if any, of cash or other property that could be distributed to our shareholders or the timing of any such future distribution.
The Plan and our Dissolution are subject to approval by the Company’s shareholders. The Board of Directors has no fixed timetable for when a decision concerning when any distribution to our shareholders may occur due to the many contingencies and uncertainties inherent in winding up and liquidating a business.

Under the Plan the Company’s assets will be sold or otherwise disposed of, known liabilities will be paid or provided for, reserves will be established for contingent liabilities and any remaining assets ultimately will be distributed to shareholders.
If the Plan and our Dissolution is approved by our shareholders, it is expected that the Company will have limited or no new revenue generation sources or activities and that it will not engage in further business activities following the adoption of the Plan, except for winding up the business of the Company, selling or disposing of any of its remaining saleable assets and satisfying and providing for its liabilities and claims. The amount and timing of any distributions to shareholders will be determined by the Board of Directors (or the trustee of a liquidating trust if our assets and liabilities are transferred to a liquidating trust pursuant to the Plan) in its sole discretion, and will depend, in part, on our ability to settle or otherwise resolve and provide for all of our remaining liabilities and contingencies and convert any remaining assets into cash.
If the shareholders approve the Plan and our Dissolution, uncertainties as to the amount of our liabilities and the disposition value, if any, of our remaining assets make it impractical to predict the net value which might ultimately be distributable to the shareholders. No assurance can be given that available cash and any amounts received on any sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. We also cannot assure you that any distribution in liquidation would equal the price or prices at which our common stock has recently traded or may trade in the future.
We do not currently expect to generate any material revenues or operating income as an independent company.
Following the termination of the Kmart Agreement on December 31, 2008, we do not expect to own or manage any material revenue-producing assets and we will not generate any meaningful revenues. We will endeavor to operate the Company on a scaled back basis. However, we will continue to incur costs to maintain our ongoing administrative operations and continued corporate existence as well as costs to wind- down our business, without corresponding revenues.
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
As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Deferred Tax Assets,” we currently have significant deferred tax assets resulting from net operating loss carryforwards. Our ability to use these tax benefits in future years depends upon the amount of our otherwise taxable income, among many other factors and conditions. We would lose the benefit of these net operating loss carryforwards under the Plan and Dissolution as well as under many other circumstances.
Also, if we underwent an ownership change, we or a successor might be unable to use all or a significant portion of our net operating loss to offset taxable income. In order to avoid an adverse impact on our ability to utilize our net operating losses for federal income tax purposes, we had earlier amended our certificate of incorporation in February 2006 to include certain restrictions on the transfer of our stock when we emerged from bankruptcy. These restrictions were intended to prevent an ownership change within the meaning of Section 382 of the Internal Revenue Code from occurring. These restrictions expired on December 31, 2008. On February 4, 2009, we amended our Rights Agreement to continue to prevent a possible ownership change but we can provide no assurances that an ownership change will not occur, which may eliminate our ability to utilize our net operating losses.
For accounting purposes, we cannot currently conclude that it is more likely than not that certain deferred tax assets, including our net operating losses, will be realized and, as a result, we have recorded a non-cash valuation allowance equal to our net deferred tax asset.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
DERIVATIVES
As of January 3, 2009, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.
INTEREST RATES
As of January 3, 2009, the Company had a mortgage totaling $2.0 million which bears a fixed annual rate of interest of 8.08% and $7.1 million of cash collaterized standby letters of credit outstanding.
FOREIGN EXCHANGE
A significant percentage of the Company’s products were sourced or manufactured offshore, with China accounting for approximately 98% of all sources. Our offshore product sourcing and purchasing activities were denominated in U.S. dollars, and, therefore, we did not have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The reports of independent registered public accounting firm, the Consolidated Financial

Statements of the Company, the Notes to the Consolidated Financial Statements, and the supplementary financial information called for by this Item 8 are filed as part of this Annual Report on Form 10-K. An index to the Consolidated Financial Statements and supplementary financial data is provided under Item 15, “Exhibits and Financial Statement Schedules”, beginning at page 37, below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and President and Chief Financial Officer — Senior Vice President, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our Chief Executive Officer and President and Chief Financial Officer — Senior Vice President, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and President and Chief Financial Officer — Senior Vice President concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 5, a “material weakness” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The term “significant deficiency” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.”
Management, with the participation of the Company’s Chief Executive Officer and President and Chief Financial Officer — Senior Vice President, assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer and President and our Chief Financial Officer — Senior Vice President) concluded that, as of the Evaluation Date, we had not identified any material weakness in our internal control over financial reporting and our internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of the Evaluation Date was audited by Amper Politziner & Mattia, LLP, the independent registered public accounting firm which audited the financial statements in this Annual Report, as stated in their report which appears herein.
(c) Changes in Internal Control Over Financial Reporting
No changes in the Company’s internal control over financial reporting have occurred during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Part III, Item 10, that is not provided in this report will be included in either Footstar, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
Certain information required by this Item 10 concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION
Information required by Part III, Item 11, will be included in either Footstar, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report and not deemed incorporated by reference into any filing under the Securities Act or Exchange Act except only as many be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Part III, Item 12, that is not provided in this report will be included in either Footstar, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	725,358	$12	1,628,495 (3)

Equity compensation plans not approved by security holders (2)	101,215	$32	1,752,442 (4)

Total	826,573	$15	3,380,937

(1)	1996 Non-Employee Director Stock Plan, 1996 Incentive Compensation Plan and 2006 Non-Employee Director Stock Plan

(2)	2000 Equity Incentive Plan.

(3)	The 1996 Incentive Compensation Plan includes 1,621,873 shares available for issuance other than upon the exercise of an option or other right. The 2006 Non-Executive Director Stock Plan includes 6,622 shares available for issuance other than upon the exercise of an option or other right.

(4)	The 2000 Equity Incentive Plan includes 1,752,442 shares available for issuance other than upon the exercise of an option or other right.
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
Information required by Part III, Item 13, will be included in either Footstar, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Part III, Item 14, will be included in either Footstar, Inc.’s Proxy Statement for the 2009 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements are included within this report:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the Fiscal Years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-4

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	F-5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Fiscal Years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-6

Consolidated Statements of Cash Flows for the Fiscal Years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-7

Notes to Consolidated Financial Statements	F-8

Selected Quarterly Data (see Note 28 to the Consolidated Financial Statements)	F-33
(a)(2) Schedule
The following schedule is included in Part IV of this report:

Page
Schedule II – Valuation and Qualifying Accounts for the Fiscal Years ended January 3, 2009, December 29, 2007 and December 30, 2006	38
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

FOOTSTAR, INC.
By /s/ JONATHAN M. COUCHMAN
Jonathan M. Couchman
Chairman of the Board, Chief Executive Officer and President
March 9, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ JONATHAN M. COUCHMAN Jonathan M. Couchman	Chairman of the Board, Chief Executive Officer & President	March 9, 2009

/s/ MICHAEL J. LYNCH Michael J. Lynch	Chief Financial Officer- Senior Vice President	March 9, 2009

/s/ CRAIG M. HAINES Craig M. Haines	Vice President-Controller and Principal Accounting Officer	March 9, 2009

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 4, 2009

/s/ADAM W. FINERMAN Adam W. Finerman	Director	March 3, 2009

/s/ MICHAEL A. O’HARA Michael O’Hara	Director	March 5, 2009

/s/ ALAN I. WEINSTEIN Alan I. Weinstein	Director	March 1, 2009

/s/ GERALD F. KELLY, JR. Gerald F. Kelly, Jr.	Director	March 2, 2009

/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 2, 2009

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts for the Fiscal Years ended
January 3, 2009, December 29, 2007 and December 30, 2006
(in millions)
Schedule II

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Fiscal Year	Expenses	Deductions(1)(2)	Fiscal Year
Fiscal Year Ended January 3, 2009
Allowance for Doubtful Accounts	$—	$0.4	$(0.3)	$0.1
Aged Inventory Reserve	$0.9	$3.0	$(3.9)	$—
Allowance for Sales Returns	$0.9	$0.1	$(1.0)	$—

Fiscal Year Ended December 29, 2007
Allowance for Doubtful Accounts	$0.1	$—	$(0.1)	$—
Aged Inventory Reserve	$0.1	$1.0	$(0.2)	$0.9
Allowance for Sales Returns	$0.9	$0.3	$(0.3)	$0.9

Fiscal Year Ended December 30, 2006
Allowance for Doubtful Accounts	$1.0	$0.2	$(1.1)	$0.1
Aged Inventory Reserve	$0.1	$0.5	$(0.5)	$0.1
Allowance for Sales Returns	$0.8	$0.2	$(0.1)	$0.9
This Schedule II reflects continuing operations only.

(1)	Deductions of allowance for doubtful accounts include write-offs, net of recoveries.

(2)	We determine the aged inventory reserve and allowance for sales returns as of the end of each reporting period. Accordingly, the above schedule reflects net additions (deductions) for each period, as applicable.

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
2.1	Joint Plan of Reorganization and related Disclosure Statement as filed with the United States Bankruptcy Court for the Southern District of New York (Case No. 04-22350(ASH)) on November 12, 2004 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 to Footstar, Inc.’s Current Report on Form 8-K filed on November 15, 2004 and to Exhibit 2.1 to Footstar, Inc.’s Current Report on Form 8-K filed on November 23, 2004).

2.2	First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code as filed with the Bankruptcy Court for the Southern District of New York (Case No. 04-22350 (ASH)) on November 30, 2005 and related Disclosure Statement (incorporated by reference to Exhibits 2.1 and 2.2 to Footstar, Inc.’s Current Report on Form 8-K filed on December 2, 2005 and to Exhibit 2.1 to Footstar, Inc.’s Current Report on Form 8-K filed on February 2, 2006).

2.3	Plan of Complete Liquidation of Footstar, Inc. (incorporated by reference to Exhibit 2.1 of Footstar, Inc.’s Form 8-K filed on May 09, 2008).

3.1	Second Amended and Restated Certificate of Incorporation of Footstar, Inc. and Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibits 3.1 and 3.2 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).

3.2	Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.3 to Footstar Inc.’s Current Report on Form 8-K filed on February 7, 2006).

4.1	Rights Agreement, dated as of March 8, 1999, between Footstar, Inc. and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, which includes, as Exhibit A, the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.’s Form 8-A filed on March 9, 1999), Amendment No. 1 to the Rights Agreement dated as of May 31, 2002, which includes as Exhibit C, the modified and amended Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to Footstar, Inc.’s Form 8-A/A filed on June 4, 2002) and Amendment No. 2 to the Rights Agreement, dated as of February 4, 2009 (incorporated by reference to Exhibit 4.1 to Footstar’s Current Report on Form 8-K filed on February 4, 2009).

10.1	Amended and Restated Master Agreement dated as of August 24, 2005 by and

Exhibit
Number	DESCRIPTION
between Kmart Corporation, Sears Holding Corporation as guarantor of payments to be made by Kmart Corporation and Footstar, Inc. (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on August 26, 2005).

10.2	1996 Incentive Compensation Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.3 to Footstar, Inc.’s Amendment No. 5 to Form 10/A filed on September 13, 1996).*

10.3	Form of Restricted Stock Agreement with Executive Officers (incorporated by reference to Exhibit 10.2(a) to Footstar, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A filed on March 16, 2006).*

10.4	Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).*

10.5	First Amendment, dated June 17, 2008, to Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.4 to Footstar’s Quarterly Report on Form 10-Q filed on August 6, 2008).*

10.6	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.3(b) to Footstar, Inc.’s Amendment No.1 to Annual Report on Form 10-K/A filed on March 16, 2006).*

10.7	1996 Non-Employee Director Stock Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.4 to Footstar, Inc.’s Amendment No. 5 to Form 10/A filed on September 13, 1996).*

10.8	Employment Agreement with Michael J. Lynch dated as of December 16, 2005 (incorporated by reference to Exhibit 10.3 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.9	Employment Agreement with Maureen Richards dated as of December 16, 2005 (incorporated by reference to Exhibit 10.5 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.10	Footstar, Inc. Senior Executive Base Salary Review (incorporated by reference to Item 1.01 of Footstar, Inc.’s Current Report on Form 8-K filed on March 24, 2006).*

10.11	Employment Agreement, by and between Craig Haines and Footstar, Inc., dated as of December 30, 2005 (incorporated by reference to Footstar, Inc.’s Current Report on Form 8-K filed on March 24, 2006).*

10.12	Employment Agreement, by and between Jonathan M. Couchman and Footstar, Inc., dated as of December 9, 2008 (incorporated by reference to Footstar Inc.’s Current

Exhibit
Number	DESCRIPTION
Report on Form 8-K filed on December 9, 2008). Form of Restricted Stock Agreement with Jon Couchman effective December 9, 2008*

10.13	Footstar, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Footstar, Inc.’s Annual Report on Form 10-K filed on March 28, 1997, Reg. No. 001-11681).*

10.14	Supplemental Retirement Plan for Footstar, Inc., as Amended and Restated effective October 14, 1996, Amended and Restated effective as of January 1, 2005.

10.15	2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Footstar, Inc.’s Annual Report on Form 10-K filed on March 31, 2000, Reg. No. 001-11681).*

10.16	Performance Criteria under the Company’s Annual Incentive Plan (incorporated by reference to Footstar, Inc.’s Current Report on From 8-K filed on March 8, 2006).*

10.17	Intellectual Property Purchase Agreement, dated as of April 3, 2008, by and among Footstar Corporation, Sears Brands LLC and Sears Holdings Corporation (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

10.18	Master Agreement Amendment, dated as of April 3, 2008, by and among Footstar, Inc., Kmart Corporation, certain affiliates of Kmart Corporation and Sears Holdings Corporation (incorporated by reference to Exhibit 10.2 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

10.19	Amended and Restated Exit Credit Agreement dated as of February 7, 2006 among Footstar, Inc. and Footstar Corporation, certain parties as lenders, Bank of America, N.A., as administrative agent, swingline lender and collateral agent, and General Electric Capital Corporation, as syndication agent (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on February 13, 2006).

10.20	First Amendment to an Amended and Restated Exit Credit Agreement, dated as of May 9, 2008, by and among Footstar, Inc. and Footstar Corporation, certain parties as lenders, and Bank of America, N.A., as administrative agent, swingline lender, issuing bank and collateral agent (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on May 9, 2008).

21.1	Subsidiaries of Footstar, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer — Senior Vice President (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2009, December 29, 2007 and December 30, 2006	F-4

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	F-5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Fiscal Years Ended January 3, 2009, December 29, 2007 and December 30, 2006	F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2009, December 29, 2007 and December 30, 2006	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II – Valuation and Qualifying Accounts for the Fiscal Years ended January 3, 2009, December 29, 2007 and December 30, 2006	38 (Part IV, Item 15(a)(2))

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Footstar, Inc.
We have audited the accompanying consolidated balance sheets of Footstar, Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 3, 2009. We also have audited Footstar, Inc.‘s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Footstar, Inc.‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Footstar, Inc. as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
opinion, Footstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 1 to the accompanying consolidated financial statements, the Company’s Kmart Agreement expired by its terms on December 31, 2008 and all operations of the Company effectively ceased.
We have also audited the consolidated financial statement schedule listed in the index at Item 15(a), Schedule II for each of the three years in the period ended January 3, 2009. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects information set forth therein.
Amper, Politziner and Mattia, LLP
Edison, New Jersey
March 6, 2009

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	For the Fiscal Years Ended
	January 3, 2009	December 29, 2007	December 30, 2006

Revenue:
Net sales	$580.0	$637.0	$666.7
Liquidation of inventory	54.2	—	—

Total revenue	634.2	637.0	666.7

Cost:
Cost of sales	396.7	427.4	452.1
Cost of liquidation of inventory	59.1	—	—

Total cost	455.8	427.4	452.1
Total gross profit	178.4	209.6	214.6
Store operating, selling, general and administrative expenses	146.8	148.6	160.6
Depreciation and amortization	4.5	8.1	8.8
Loss on impairment of long-lived assets	10.8	—	—
Gain on cancellation of retiree benefit plan	(22.3)	—	—
Gain on sale of intangible assets	(10.5)	—	—
Gain on expiration of Kmart Agreement	(5.0)	—	—
Other income	—	(0.6)	—
Interest expense	1.1	1.2	1.6
Interest income	(0.7)	(2.6)	(3.8)

Income before income taxes and discontinued operations	53.7	54.9	47.4
Provision for income taxes	(1.3)	(2.1)	(1.4)

Income from continuing operations	52.4	52.8	46.0
Income (loss) discontinued operations, net of tax	1.3	(0.8)	(0.8)
Gain from disposal of discontinued operations, net of tax	—	—	0.1

Net income	$53.7	$52.0	$45.3

Weighted Average common shares outstanding
Basic	20.9	20.7	20.6
Diluted	21.1	21.0	20.8

Income (loss) per share:
Basic:
Income from continuing operations	$2.51	$2.56	$2.23
Income (loss) from discontinued operations	0.06	(0.04)	(0.03)

Net income	$2.57	$2.52	$2.20

Diluted:
Income from continuing operations	$2.48	$2.52	$2.21
(Loss) income from discontinued operations	0.06	(0.04)	(0.03)

Net income	$2.54	$2.48	$2.18

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(in millions, except per share and share amounts)

	January 3, 2009	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$56.6	$53.8
Accounts receivable, net	56.8	11.4
Inventories	—	86.7
Assets held for sale	6.2	—
Prepaid expenses and other current assets	8.3	4.4

Total current assets	127.9	156.3
Property and equipment, net	—	20.7
Intangible assets, net	—	3.3
Deferred charges and other noncurrent assets	1.0	1.3

Total assets	$128.9	$181.6

Liabilities and Shareholders’ Equity
Current liabilities:
Liabilities not subject to compromise
Accounts payable	$0.2	$48.0
Accrued expenses	19.2	20.7
Amount due under Kmart Settlement	—	5.1
Income taxes payable	1.3	1.2
Liability held for sale	2.0	—
Liabilities related to discontinued operations	0.5	0.9
Liabilities subject to compromise	—	0.5

Total current liabilities	23.2	76.4
Other long-term liabilities	1.2	26.1

Total liabilities	24.4	102.5

Shareholders’ equity:
Common stock $.01 par value: 100,000,000 shares Authorized 32,236,400 and 31,836,762 shares issued	0.3	0.3
Additional paid-in capital	330.1	328.9
Treasury stock: 10,711,569 shares, at cost	(310.6)	(310.6)
Retained earnings	84.1	51.7
Accumulated other comprehensive income	0.6	8.8

Total shareholders’ equity	104.5	79.1

Total liabilities and shareholders’ equity	$128.9	$181.6

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in millions, except share amounts)

								Accum.
								Other
					Add’l	Unearned		Compre-
	Common Stock		Treasury Stock		Paid-in	Compen-	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	sation	Earnings	Income	Total

Balance as of December 31, 2005	31,084,647	$0.3	10,711,569	$(310.6)	$342.6	$(0.1)	$43.3	$—	$75.5
Comprehensive income:
Net income	—	—	—	—	—	—	45.3	—	45.3
Total comprehensive income									45.3
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	9.5	9.5
Common stock incentive plans	549,595	—	—	—	1.1	0.1	—	—	1.2

Balance as of December 31, 2006	31,634,242	$0.3	10,711,569	$(310.6)	$343.7	$—	$88.6	$9.5	$131.5
Comprehensive income:
Net income							52.0		52.0
Defined benefit plans, net of tax (see notes 20 and 21):
Amortization of prior service credit	—	—	—	—	—	—	—	(1.4)	(1.4)
Net gain								0.7	0.7

Total comprehensive income									51.3
Effect of changing the SERP measurement date pursuant to FASB Statement No. 158:
Service and interest cost for December 1- December 29, 2007, net of tax	—	—	—	—	—	—	(0.1)	—	(0.1)
Special cash distribution	—	—	—	—	(16.0)	—	(88.8)	—	(104.8)
Common stock incentive plans	202,520	—	—	—	1.2	—	—	—	1.2

Balance as of December 29, 2007	31,836,762	$0.3	10,711,569	$(310.6)	$328.9	$—	$51.7	$8.8	$79.1
Comprehensive income:
Net income							53.7		53.7
Defined benefit plans, net of tax (see notes 21 and 22):
Amortization of prior service credit	—	—	—	—	—	—	—	(0.6)	(0.6)
Cancellation of post retirement benefit plan	—	—	—	—	—	—	—	(7.7)	(7.7)
Amortization of gain	—	—	—	—	—	—	—	(0.4)	(0.4)
Net gain								0.5	0.5
Total comprehensive income									45.5
Special cash distribution	—	—	—	—	—	—	(21.3)	—	(21.3)
Common stock incentive plans	399,638	—	—	—	1.2	—	—	—	1.2

Balance as of January 3, 2009	32,236,400	$0.3	10,711,569	$(310.6)	$330.1	$—	$84.1	$0.6	$104.5

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(in millions)

	January 3,	December 29,	December 30,
	2009	2007	2006

Cash flows from operating activities:
Net income	$53.7	$52.0	$45.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1.3)	0.8	0.7
Depreciation and amortization	4.5	8.1	8.8
Gain on retiree medical plan cancellation	(22.3)	—	—
Gain on sale of intellectual property	(10.5)	—	—
Loss on impairment of long-lived assets	10.8	—	—
Stock incentive plans	1.2	1.2	1.3
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(45.5)	(0.8)	(1.8)
Decrease (increase) in inventories	86.7	5.4	(2.9)
(Increase) decrease in prepaid expenses and other assets	(3.5)	3.8	14.0
Decrease in accounts payable, accrued expenses and amount due under Kmart Settlement	(54.1)	(9.4)	(56.1)
Decrease in income taxes payable and other long-term liabilities	(8.3)	(0.7)	(3.9)

Net cash provided by operating activities	11.4	60.4	5.4

Cash flows provided by (used in) investing activities:
Proceeds from sale of intellectual property	13.0	—	—
Additions to property and equipment	—	(0.3)	(1.9)

Net cash provided by (used) in investing activities	13.0	(0.3)	(1.9)

Cash flows used in financing activities:
Special cash distribution paid	(21.3)	(104.8)	—
Payments on mortgage note	(1.2)	(1.1)	(1.0)

Net cash used in financing activities	(22.5)	(105.9)	(1.0)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued activities	0.9	(1.7)	(97.3)

Net increase (decrease) in cash — discontinued operations	0.9	(1.7)	(97.3)

Net increase (decrease) in cash and cash equivalents	2.8	(47.5)	(94.8)
Cash and cash equivalents, beginning of year	53.8	101.3	196.1

Cash and cash equivalents, end of year	$56.6	$53.8	$101.3

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
1.	Nature of Company
Background
Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operated its businesses through its subsidiaries which principally operated as a retailer selling family footwear through licensed footwear departments in Kmart stores (our “Shoemart” business). These operations comprised substantially all of our sales and profits.
Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court (“Court”).
On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest. Pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company did not adopt fresh-start reporting because there was no change to the holders of existing voting shares and the reorganization value of the Company’s assets was greater than its post petition liabilities and allowed claims.
Expected Liquidation of the Company’s Business.
As part of its emergence from bankruptcy in February 2006, substantially all of the Company’s business operations consisted of running licensed footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement among Kmart, Sears Holding Corporation (“Sears”) and the Company (as amended, the “Kmart Agreement”). The Kmart Agreement expired by its terms at the end of 2008.
In 2008, Kmart and the Company entered into discussions with respect to the rights and responsibilities of the respective parties upon termination of the Kmart Agreement as well as the sale of certain intellectual property to Kmart. As a result of such discussions, on April 3, 2008, the Company, Kmart, and certain affiliates of Kmart and Sears entered into a Master Agreement Amendment (the “Master Agreement Amendment”) pursuant to which the Company sold such intellectual property to Kmart affiliates for approximately $13.0 million, and reached an agreement on how the value of the inventory would be determined when sold to Kmart upon termination of the Kmart Agreement at the end of 2008 (the Kmart Settlement)(see “Master Agreement Amendment; Intellectual Property Purchase Agreement” in this section below).
In May 2008 the Board of Directors determined that it was in the best interests of the Company and its stockholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets, including its property in Mahwah New Jersey, which contains its corporate headquarters and 21 acres of land. In May 2008, the Board of Directors approved a Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provides for the complete liquidation and ultimate dissolution of the Company after the expiration of the Kmart Agreement on December 31, 2008. Under the terms of the Kmart Agreement, Kmart is required to purchase from the Company all of the remaining inventory in the Kmart footwear departments at values set forth in the Kmart Agreement. The process of selling the inventory to Kmart commenced immediately after expiration of the Kmart Agreement on December 31, 2008. During 2009, the Company received $52.8 million from Kmart related to the liquidation sale of inventory; however, the Company is currently pursuing the collection of certain additional disputed amounts for which there can be no assurance that any additional cash will be received.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
The Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan”) reflects technical and legal changes to the Original Plan consistent with Delaware corporate law and is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of shareholders. The Plan was approved by the Board of Directors on March 5, 2009.
The Plan provides for the complete liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described in the Plan and for distribution of available cash to shareholders as determined by the Board of Directors.
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
Since the Company emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $7.00 per common share.
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
On January 8, 2009, the Company announced its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. This special cash distribution totaling $21.5 million was paid on January 27, 2009.
After approval of the Plan and Dissolution by the shareholders and the filing of our certificate of dissolution with the Delaware Secretary of State, we plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. We plan to then establish a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to shareholders as and when our Board of Directors deems appropriate. We anticipate that if the Plan and Dissolution are approved by shareholders, then our Board of Directors will declare a special cash distribution to shareholders as promptly as practicable after approval of the Plan and Dissolution by our shareholders. We anticipate that we will begin making distributions of liquidation proceeds to our shareholders within three to six months (or sooner) from the time we file our certificate of dissolution, in accordance with the Plan and Delaware law. We also intend to distribute remaining liquidation proceeds as promptly as practicable following the sale or liquidation of our remaining assets, subject to payment or provisions for the payment of known obligations and establishing a contingency reserve.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. We are currently evaluating the market value of our limited remaining non-cash assets. To the extent that the value of our assets is less, or the amount of our liabilities or the amounts that we expend during liquidation are greater, than we anticipate, our shareholders could receive less than we currently estimate.
Master Agreement Amendment; Intellectual Property Purchase Agreement
As discussed above, on April 3, 2008, the Company entered into (i) the Master Agreement Amendment with Kmart, certain affiliates of Kmart and Sears, which amends the Kmart Agreement, and (ii) an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Sears and its subsidiary, Sears Brand LLC (“Sears Brand”).
Pursuant to the terms of the Master Agreement Amendment, Kmart offered employment to substantially all of the Company’s store managers and district manager level employees in connection with the termination of the Kmart Agreement.
The Master Agreement Amendment also sets forth provisions concerning Kmart’s purchase of the inventory at the termination of the Kmart Agreement and establishes procedures for determining the book value of such inventory (and the additional consideration to be paid). The Master Agreement Amendment provides, among other things, that Kmart will purchase the inventory in our Kmart footwear departments (excluding inventory that is damaged or unsaleable) at book value, plus $1.35 million, less $0.95 million and less a shrink adjustment of $0.2 million. Under the Master Agreement Amendment, the Company exercised its option to have Kmart also purchase its seasonal inventory, as defined, at 40% of book value, less $1 million. During the remaining term of the Kmart Agreement, the Company was required to provide Kmart with certain information, including a business analysis and category analysis report and aged inventory reports. During 2009, the Company received $52.8 million from Kmart related to the liquidations sale of inventory; however, the Company is currently pursuing the collection of certain additional disputed amounts for which there can be no assurance that any additional cash will be received.
Under the terms of the IP Purchase Agreement, the Company sold to Sears Brands substantially all of the Company’s intellectual property, including the intellectual property related to the Company’s Kmart business, for a purchase price of approximately $13.0 million. The Company recognized the gain of $10.5 million at the expiration of the Kmart Agreement on December 31, 2008. The purchase and sale was effective as of the signing of the IP Purchase Agreement and was not subject to any closing conditions.
Under the IP Purchase Agreement, Sears Brands granted the Company a royalty-free, exclusive license to use the intellectual property to operate the Company’s Kmart business until the Kmart Agreement termination and a royalty-free, non-exclusive license for a short period following the termination of the Kmart Agreement to liquidate any remaining inventory, if applicable.
As set forth in the Kmart Agreement, Kmart collected proceeds from the sale of our inventory and remitted those sales proceeds to us on a weekly basis less applicable fees. The Kmart Agreement provided that we pay Kmart 14.625% of the gross sales of the footwear departments and a miscellaneous expense fee of $23,500 each year per open store. Such fees were $114.9 million, $122.4 million and $125.9 million for fiscal 2008, 2007 and 2006, respectively. As of January 3, 2009 and

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
December 29, 2007, we had outstanding accounts receivable due from Kmart of $54.3 million and $9.0 million respectively, which were subsequently collected in January 2008 and January 2009, respectively.
Kmart had a claim against us in the amount of $11,000 for each store that was an existing store on August 25, 2005, which was generally payable by us to Kmart at the time a store was disposed of, closed or converted to another retail format. However, upon the expiration of the Kmart Agreement on December 31, 2008, all such claims not yet due and payable were waived for any remaining stores. As such, the Company recorded a gain on the elimination of the amount due under Kmart Settlement of $5.0 million.
The Kmart Agreement set forth the parties’ obligations with respect to staffing and advertising. Specifically, we were required to spend at least 10% of gross sales in the footwear departments on staffing costs, as defined, for the stores and we were required to schedule the staffing in each store at a minimum of 40 hours per week. In addition, Kmart was required to allocate at least 52 weekend newspaper advertising insert pages per year to our products.
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
Fiscal Years
The accompanying financial statements include our consolidated results of operations, assets and liabilities for the 53-week fiscal year ended January 3, 2009 and for the 52-week fiscal years ended December 29, 2007 and December 30, 2006.
Use of Estimates in Preparation of Financial Statements
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates, which may be impacted by management’s estimates and assumptions, are discussed in these notes and include the valuation and aging of inventory and shrink reserve, the impairment of long-lived assets, insurance liabilities and the valuation of deferred taxes.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and are stated at cost that approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.
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
Impairment of Long-Lived Assets
An impairment loss is recognized whenever events or changes in circumstances, such as a significant economic slow-down in the real estate market indicate that the carrying amounts of long-lived assets may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. A review is performed to determine whether the carrying value of an asset is impaired based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using quoted market prices. Impairment is based on the excess of the carrying amount over the fair value of those assets. We estimate fair value based on the best information available using estimates, judgments and projections as considered necessary. During the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $10.8 million to reduce the carrying amount of its corporate headquarters to its fair value of $6.2 million and has recorded the asset as held for sale. The Company used significant other observable inputs to determine fair value, less costs to dispose of the property of approximately $0.3 million, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The impairment was caused by the significant decrease in the real estate market during 2008, along with the Company’s decision to market the building to financial

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
buyers in addition to the user owner community as the Company had previously.
Revenue Recognition
Revenues from retail stores were recorded at the point of sale when the product was delivered to customers and revenues from wholesale operations were recorded when the product was shipped to customers in accordance with the terms of the applicable contractual agreement. Retail sales exclude all taxes. Provisions for merchandise returns are provided in the period that the related sales are recorded and are reflected as a reduction of revenues. We determine the amount of provisions based on historical information. Sales discounts and other similar incentives are recorded as a reduction of revenues in the period in which the related sales are recorded.
Advertising Costs
Advertising and sales promotion costs are expensed at the time the advertising or promotion takes place. Advertising costs are recorded as a component of store operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and were $1.6 million, $2.8 million and $3.0 million in 2008, 2007, and 2006, respectively.
Income Taxes
Effective December 31, 2006 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the adoption date of December 31, 2006 and also as of December 29, 2007 and January 3, 2009, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. The amount of interest and penalties for the years ended December 29, 2007 and January 3, 2009 were insignificant. Tax years beginning in 2005 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
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
As of January 3, 2009 we have recorded a net deferred tax asset of $50.1 million and a related valuation allowance of $50.1 million. In connection with the preparation of our fiscal years 2008, 2007 and 2006 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and anticipated liquidation of our Kmart business (which accounts for substantially all of our net sales and net profits) by no later than the end of 2008. For accounting purposes, we cannot rely on anticipated

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset (see Note 17 “Income Taxes”).
Insurance Liabilities
We were primarily self-insured for health care costs for fiscal 2007 and prior. We were self-insured for workers’ compensation insurance for fiscal 2004 and prior. Our health care and workers’ compensation (fiscal 2004 and prior) had a deductible of $250,000, property insurance with deductibles ranging between $25,000 to $100,000 and general liability insurance with no deductible. For self-insured claims, provisions are made for our actuarially determined estimates of discounted future claim costs for such risks. Commencing in 2005, the Company is no longer self-insured for workers’ compensation insurance and we maintained workers’ compensation insurance with no deductible. Commencing January 1, 2008, the Company entered into premium based health care programs and therefore is no longer self-insured for health care costs.
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

	2008	2007	2006

Average shares outstanding	20.9	20.6	20.5
Average contingently issuable shares (1)	—	0.1	0.1

Average shares outstanding — basic	20.9	20.7	20.6

Average shares outstanding — diluted (2)	21.1	21.0	20.8

(1)	Represents shares earned under our stock incentive plans.

(2)	The computation of diluted EPS does not assume conversion, exercise, or issuance of shares that would have an anti-dilutive effect on EPS. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been antidilutive, totaled 327,725 at January 3, 2009, 472,435 at December 29, 2007 and 513,275 at December 30, 2006.
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable. The carrying value of the mortgage, which approximated fair value, was $2.0 million and $3.2 million as of January 3, 2009 and December 29, 2007, respectively. Pursuant to Statement No. 157 “Fair Value Measurements”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded value of our mortgage approximates its current fair value since the obligation is expected to be settled within one year. As of January 3, 2009 the mortgage payable is classified as liability held for sale in the

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
accompanying Consolidated Balance Sheet.
3. Reduction in Workforce
As previously discussed, the Company is in the process of winding down its business. In connection with this anticipated wind-down, on April 24, 2008 and on May 28, 2008, the Board of Directors of the Company approved a plan to reduce operating expenses and align its workforce with its anticipated staffing needs by reducing the Company’s workforce by approximately 236 employees. The Company notified these employees of their estimated termination dates, which ranged from June 28, 2008 through June 30, 2009. The Company expects to incur cash charges of approximately $9.6 million for one-time severance costs and $1.9 million for benefit costs associated with these employees, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date. For the year-to-date period ended January 3, 2009 the Company recorded severance and benefit charges totaling $9.9 million, of which $7.1 million is included within store operating, selling, general and administrative expenses and $2.8 million is included within cost of sales in the accompanying Condensed Consolidated Statements of Operations. Cash payments to terminated employees totaling $3.1 million were paid during the year-to-date period ended January 3, 2009. As of January 3, 2009 the Company had an accrual of $6.8 million relating to severance and benefit costs included in accrued expenses. In order to continue to retain key employees as it winds down its businesses the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.
The following are reconciliations of the beginning and ending severance and benefit costs accrual for the year-to-date period ended January 3, 2009 (in millions):

Year-to-date period
January 3, 2009
Beginning balance of termination benefits accrual	$—
Costs charged to expense	9.9
Cash payments	(3.1)

Ending balance of termination benefits accrual	$6.8

4. Discontinued Operations
During 2007, the Company received notification that its potential obligations with respect to an environmental remediation project had increased by $0.8 million, net of taxes. The environmental remediation project relates to a landfill that has been designated as a superfund site which was used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. As such, the accounting for the additional obligation has been recorded in Discontinued Operations in 2007. The total potential obligation accrued as of December 29, 2007 was $1.6 million and is included in other long term liabilities.
In April 2008, the Company entered into an agreement with CVS Pharmacy, Inc. (“CVS”), its former parent entity, pursuant to which CVS agreed to assume any and all of Footstar’s obligations with respect to the environmental remediation. The assumption by CVS eliminated the previously recorded obligation of $1.6 million for cash consideration of $0.9 million, resulting in a gain of $0.7 million, net of tax, included in income from discontinued operations.
Net sales, operating income (loss), interest expense and income (loss) from discontinued operations for

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
the years ended January 3, 2009 and December 29, 2007 were as follows (in millions):

	2008	2007

Net sales	$—	$—

Operating income (loss) from discontinued operations	0.7	(0.8)

Interest expense	—	—
Provision for income taxes	—	—

Income (loss) from discontinued operations	$0.7	$(0.8)

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
Net sales, operating income (loss), interest expense, provision for income taxes and income (loss) from our Athletic Segment for 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Net sales	$—	$—	$—
Operating income (loss) from discontinued operations	0.6	—	(0.2)
Interest expense	—	—	(0.7)
Provision for income taxes	—	—	—
Income (loss) from discontinued operations	$0.6	$—	$(0.9)
5. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles followed in the United States (“GAAP”), and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008 the FASB issued FASB Staff Position FAS No. 157-2 (“FAS No. 157-2”) in which it agreed to defer for one year the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has only partially adopted Statement No. 157. In accordance with FAS No. 157-2, the Company has not applied the provisions of Statement No. 157 in recognizing its liability for employee termination benefits at fair value (see Note 3 “Reduction in Workforce”) and in recognizing its asset held for sale at fair value (see Note 7 “Assets and Liability Held for Sale”). We do not expect the complete adoption of FASB Statement No. 157 to have a material impact on the Company’s results of operations, financial condition or liquidity.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
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
6. Accounts Receivable
Accounts receivable consisted of the following (in millions):

	2008	2007

Due from Kmart	$54.3	$9.0
Other — primarily trade	2.6	2.4

	56.9	11.4
Less: Allowance for doubtful accounts	(0.1)	—

Total	$56.8	$11.4

7. Assets and Liability Held For Sale
In connection with the anticipated wind-down of the Kmart business, the Company has been marketing its 21 acre property in Mahwah, New Jersey, which includes its corporate headquarters, for sale. As such the corporate headquarters building has been classified as assets held for sale. As of January 3, 2009 the Company estimates that the fair value of the assets held for sale, less estimated closing costs, is approximately $6.2 million. During fiscal 2008 the Company recorded an impairment charge of approximately $10.8 million and recorded the assets held for sale at fair value. The assets held for sale are summarized as follows:

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements

Building and improvements	$20.3
Less accumulated depreciation	(17.3)

3.0
Land	3.2

Assets held for sale	$6.2
The Company’s mortgage assumed in connection with the purchase of the property in Mahwah, New Jersey, totaling approximately $2.0 million as of January 3, 2009 has been classified as liability held for sale. The liability held for sale is summarized as follows:

Accrued expenses	$2.0

Liabilities held for sale	$2.0
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	2008	2007

Income tax refund receivable and other prepaid taxes	$0.6	$0.5
Cash collaterized letters of credit	7.1	—
Other prepaids	0.6	3.9

Total	$8.3	$4.4

9. Liabilities Related to Discontinued Operations
Liabilities related to discontinued operations as of January 3, 2009 and December 29, 2007 consisted of the following (in millions).

	2008	2007
Liabilities
Accrued expenses	$0.5	$0.9

	$0.5	$0.9

10. Property and Equipment
Property and equipment consisted of the following (in millions):

	Original useful lives (in yrs.)	2008	2007
Land		$—	$3.2
Buildings and improvements	10-40	—	20.3
Computer hardware and software, equipment and furniture	3-10	17.9	38.4
Leasehold improvements	6	—	0.1

		17.9	62.0

Less: Accumulated depreciation		17.9	41.3

Total		$—	$20.7

Depreciation expense was $3.7 million, $4.8 million and $5.4 million in 2008, 2007 and 2006, respectively.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
We reviewed our corporate headquarters building for impairment in accordance with SFAS 144. An impairment in the carrying value of an asset is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the assets and their fair values. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. We utilized significant other observable inputs to determine the reasonableness of the fair values estimated using the discounted cash flow methodology. Based on the results of this assessment, as of January 3, 2009, the Company recorded an impairment charge of $10.8 million to reduce the carrying amount of its corporate headquarters to $6.2 million and has recorded the asset as held for sale.
11. Other Intangible Assets
As of January 3, 2009 and December 29, 2007, the Company had trade names with a gross carrying amount of $0 and $11.3 million, respectively (see Note 1 “Nature of Company” for information on sale of intellectual property to Sears Brands). The accumulated amortization associated with these trade names was $0 million and $8.0 million at January 3, 2009 and December 29, 2007, respectively. Amortization expense for fiscal 2008, 2007 and 2006 was $0.8 million, $3.3 million and $3.3 million, respectively.
12. Accrued Expenses
Accrued expenses consisted of the following (in millions):

	2008	2007

Taxes other than federal income taxes	$0.3	$0.6
Salaries, bonus and severance	8.8	7.7
Employee benefit costs	6.9	3.8
Other — individually not in excess of 5%	3.2	8.6

Total	$19.2	$20.7

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
Liabilities subject to compromise as of January 3, 2009 and December 29, 2007 consisted of the following (in millions):

	2008	2007

Accrued expenses	$—	$0.5

Total	$—	$0.5

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
14. Credit Facility
On May 9, 2008, the Company entered into the Amended Credit Facility with Bank of America, N.A. The Amended Credit Facility reflects a voluntary reduction in total commitments available from $100 million to $50 million and letter of credit sub-limit from $40 million to $25 million. The amount we could borrow under the Amended Credit Facility was limited to total commitments or, if lower, the calculated borrowing base, based upon eligible inventory and accounts receivable and other terms determined in accordance with the Amended Credit Facility. Loans under the Amended Credit Facility bear interest, at our option, either at the alternate base rate, as defined, plus a variable margin of 0.0% to 0.5% or the London Interbank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.50%. The variable margin was based upon quarterly excess availability levels specified in the Amended Credit Facility. A quarterly fee of 0.3% per annum was payable on the unused balance. The Amended Credit Facility reflected an extension in maturity date to the earlier of December 31, 2008 or the termination of the Kmart Agreement, from November 30, 2008 or thirty days prior to the termination of the Kmart Agreement.
The Amended Credit Facility was secured by a perfected first priority security interest in substantially all of the assets of the Company and contains various affirmative and negative covenants, representations, warranties and events of default to which we were subject, including certain financial covenants and restrictions such as limitations on additional indebtedness, other liens, dividends, distributions, investments, disposal of assets, stock repurchases and capital expenditures. The Company was required to maintain a minimum excess availability level at all times, equal to at least 10% of the borrowing base. In addition, if at any time minimum excess availability fell below 10% of the borrowing base, the Company’s fixed charge coverage ratio for the period of four consecutive fiscal quarters most recently ended must have been no less than 1.10 to 1.00. If an event of default was to occur under the Amended Credit Facility, the lender may have declared all amounts outstanding immediately due and payable and may have exercised any rights and remedies they had by law or agreement, including the ability to cause all or any part of the collateral to be sold. The Company was in compliance with all of its covenants under the Amended Credit Facility through the maturity date of December 31, 2008. As of January 1, 2009 the Amended Credit Facility was terminated.
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
We enter into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of January 3, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $7.1 million, with Bank of America as issuing bank, simultaneous with the termination of the Amended Credit Facility as of the December 31, 2008. Accordingly, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral. Amounts will be refunded to the Company as letters of credit are reduced, terminated or expired.
15. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in millions):

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements

	2008	2007

Employee benefit costs	$—	$20.8
Workers compensation	1.2	1.8
Other	—	3.5

Total	$1.2	$26.1

Our postretirement benefits plan and supplemental executive retirement plan are included in employee benefit costs at December 29, 2007. As of January 3, 2009 the supplemental executive retirement obligation is included in accrued expenses. See Note 21 “Postretirement Benefits” and Note 22 “Supplemental Executive Retirement Plan”.
In connection with our purchase of the 21 acre property in Mahwah, New Jersey which includes our corporate headquarters building in September 2000, we assumed a 10-year term mortgage, of which $2.0 million and $3.2 million were outstanding as of January 3, 2009 and December 29, 2007, respectively. As of January 3, 2009, the total mortgage is included in liability held for sale. As of December 29, 2007, $2.0 million of the mortgage is included in long term liabilities and $1.2 million is included in accrued expenses. Under the terms of the mortgage agreement, we are required to make quarterly payments of approximately $350,000, representing both principal and interest, through May 1, 2010, when the mortgage will be repaid.
The mortgage bears a fixed annual rate of interest of 8.08%. As of January 3, 2009, the future principal payments under the mortgage are as follows:

2009	$1.3
2010	0.7
16. Leases
We lease office facilities and various equipment through operating leases with remaining lease terms less than one year. Net rental expense for all operating leases for each of the fiscal years in the three-year period ended January 3, 2009 was as follows (in millions):

	2008	2007	2006

Minimum rentals	$1.1	$1.2	$1.6
Percentage rentals	84.7	92.3	95.8

Total	$85.8	$93.5	$97.4

Percentage rentals represent rent paid to licensors.
As of January 3, 2009, the future minimum rental payments under operating leases are $0.1 million in 2009.
17. Income Taxes
The provision for income taxes was comprised of the following (in millions):

	2008	2007	2006

Federal	$—	$1.1	$0.1
State	1.3	1.0	1.3

Total	$1.3	$2.1	$1.4

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
There was no provision for income taxes relating to discontinued operations in 2008, 2007 and 2006, due to the elimination of the valuation allowance for the reversal of temporary differences and the utilization of net operating loss carryforwards.
Income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

	2008	2007	2006

Computed “expected” income tax expense (benefit)	$18.8	$19.3	$16.6
Increases (decreases) in income taxes resulting from:
State income taxes, net of federal tax benefit	1.1	0.7	0.8
Other	(1.3)	2.4	1.0
Valuation allowance	(17.3)	(20.3)	(17.0)

Net income tax expense	$1.3	$2.1	$1.4

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax asset and liabilities for the 2008 and 2007 fiscal years were as follows (in millions):

	2008	2007

Deferred tax assets:
Kmart Settlement Agreement	$—	$1.7
Restructuring reserves	—	0.6
Inventories	—	5.9
Postretirement benefits	—	6.2
Employee benefits	2.5	4.9
NOL carryforward	41.3	40.3
Intangible assets	—	6.0
Tax credit carryforward	1.1	1.1
Property and equipment	5.1	—
Other	0.1	0.7

Total gross deferred tax assets	50.1	67.4
Less valuation allowance	(50.1)	(67.4)

Total deferred tax assets	$—	—
As of January 3, 2009, we had $1.1 million of Federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and we have net operating loss carry forwards for federal income tax purposes of approximately $107.3 million which, if not utilized, will begin expiring for federal purposes in 2025 and began expiring in 2006 for state income tax purposes. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
As of January 3, 2009 we have recorded a net deferred tax asset of $50.1 million and a related valuation allowance of $50.1 million. In connection with the preparation of our fiscal years 2008, 2007 and 2006 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and liquidation of our Kmart business at December 31, 2008. For accounting purposes, we cannot rely on long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.
During fiscal years 2008, 2007 and 2006, the Company recorded a reduction of the valuation allowance of $17.3 million, $20.3 million and $22.1 million, respectively.
18. Reorganization Items
Reorganization items, which consist of income and expenses that are related to our bankruptcy proceedings, were comprised of the following for 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Professional fees	$—	$—	$1.5
Trustee fees	—	—	0.1
Gain on disposition of bankruptcy claims	—	—	(0.9)
Interest income	—	—	(0.7)

Total	$—	$—	$—

SOP 90-7 requires that interest income earned on cash accumulated during bankruptcy proceedings be included as a reorganization item. During fiscal 2006 interest income of $0.7 million was earned on cash that would otherwise have been used to pay such pre-petition liabilities.
19. Share-Based Compensation Plans
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
We may grant deferred restricted stock units under both the 1996 Plan and the 2000 Plan. Deferred restricted stock units were granted to certain officers. All unvested deferred restricted stock units are expected to vest during 2009, unless forfeited. Certain restricted stock units provide for vesting upon termination of employment with the Company under certain conditions.
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

	Number of
	Shares to be	Weighted	Number of		Number of Shares
	Issued upon	Average	Shares	Number of Shares	Remaining
	Exercise of	Exercise Price	Issued,	Remaining Available	Available for Future
	Outstanding	of Outstanding	Inception to Date	for Future Issuance,	Issuance, as of
Plan Category	Options/Awards	Options	as of 1/3/2009	as of 1/3/2009	12/29/2007

1996 Incentive Compensation Plan	546,394	$15	931,733	1,621,873	1,443,157

2000 Equity Incentive Plan	101,215	$32	146,343	1,752,442	1,649,169

1996 Non-Employee Director Stock Plan	4,000	$41	189,441	—	—

2006 Non-Employee Director Stock Plan	174,964	$4	276,458	6,622	136,256

Total	826,573	$15	1,543,975	3,380,937	3,228,582

The table below provides information relating to employee stock options:

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
Employee Stock Options

				Weighted
		Weighted	Aggregate	Average
	Employee	Average	Intrinsic	Remaining
	Stock	Exercise	Value	Contractual
	Options	Price	($000)	Term
Outstanding December 30, 2006	507,275	$31
Canceled or expired	(38,840)	$29

Outstanding, December 29, 2007	468,435	$31
Canceled or expired	(144,710)	$31

Outstanding, January 3, 2009	323,725	$31	$5.1	1.9 years
Exercisable, January 3, 2009	323,725	$31	$5.1	1.9 years
Net income for 2008, 2007 and 2006 includes a charge for stock option-based compensation expense of $0 million, $0 million and $0.4 million, respectively. The recognition of stock option-based compensation expense in 2006 reduced both our basic and diluted earnings per share by approximately $0.02. As of January 3, 2009, December 29, 2007 and December 30, 2006 there was $0 total unrecognized compensation costs related to stock options. In recognizing 2006 stock option-based compensation expense, we used the fair value of each option outstanding estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006
Expected volatility	47.1%
Expected life in years	6
Risk-free interest rate	4.6%
Assumed forfeiture rate	—
The table below provides information relating to deferred restricted stock units and performance-based stock awards:
Deferred Restricted Stock Units and Shares
and Performance-Based Stock Awards

	Deferred	Weighted
	Shares and	Average Grant
	Units	Date Fair Value

Non-vested December 30, 2006	363,936	$5
Granted	37,680	$4
Canceled	(778)	$25
Shares vested	(1,930)	$25

Non-vested, December 29, 2007	398,908	$5
Granted	174,352	$3
Canceled	(1,069)	$6
Shares vested	(382,808)	$5

Non-vested, January 3, 2009	189,383	$4
As of January 3, 2009 there was $0.4 million of unrecognized compensation costs related to restricted stock and performance-based awards. These costs are expected to be recognized over a weighted average period of 5 months. The total fair value of shares vested during 2008, 2007 and 2006 was $1.5 million, $0 million and $0 million, respectively.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
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
The following table provides information relating to the status of, and changes in, options granted under the 1996 Director Plan:

	Director Plan Stock Options
			Aggregate
		Weighted	Intrinsic	Weighted Average
	Stock	Average	Value	Remaining
	Options	Exercise Price	($000)	Contractual Term

Outstanding, December 30, 2006	6,000	$35
Expired	(2,000)	$22

Outstanding, December 29, 2007	4,000	$41
Expired	—	$—

Outstanding, January 3, 2009	4,000	$41	$0.1	10 months

Options exercisable, January 3, 2009	4,000	$41	$0.1	10 months

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
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
The following table provides information relating to the status of, and changes in, stock units granted under the 2006 Director Stock Plan:

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
Director Stock Plan Units

		Weighted Average Grant Date
	Stock Units	Fair Value

Non-vested, December 30, 2006	80,000	$5
Granted	200,258	$5
Shares Vested	(77,538)	$6

Non-vested, December 29, 2007	202,720	$5
Granted	129,634	$4
Shares Vested	(157,390)	$4

Non-vested, January 3, 2009	174,964	$4
As of January 3, 2009 and December 29, 2007 there was $0.4 million and $0.6 million, respectively, of unrecognized compensation costs related to Director Stock units. These costs are expected to be recognized over a weighted average period of 11 months. The total fair value of shares vested during 2008, 2007 and 2006 was $0.6 million, $0.5 million and $0.2 million, respectively.
Associate Stock Purchase Plan
An Associate Stock Purchase Plan (“ASPP”) provided substantially all employees who had completed service requirements an opportunity to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation to a maximum of $25,000 (in fair market value of common stock purchased) annually. Quarterly, participant account balances were used to purchase shares of stock at 85% of the lower of the fair market value of the shares at the beginning of the offering period or the purchase date. A total of 1,600,000 shares were available for purchase under the plan, with 949,768 available as of January 3, 2009. There were no shares purchased under this plan in fiscal years 2008, 2007 and 2006, respectively.
On December 29, 2003, the New York Stock Exchange (“NYSE”) suspended trading in our common stock and, at a later date, our common stock was delisted. As a result of the NYSE action, we suspended purchases of our common stock through the ASPP effective December 29, 2003.
20. 401(k) Profit Sharing Plan
We had a tax qualified 401(k) Profit Sharing Plan available to full-time employees who meet the plan’s eligibility requirements. This plan, which was also a defined contribution plan, contained a profit sharing component, with tax-deferred contributions to each employee based on certain performance criteria, and also permitted employees to make contributions up to the maximum limits allowed by the Internal Revenue Code Section 401(k).
Under the 401(k) profit sharing component, we matched a portion of the employee’s contribution under a pre-determined formula based on the level of contribution and years of vesting service. Our contributions to the plan were made in cash. Our stock is not used to fund the plan, nor is it an investment option for employees under the plan.
Contributions to the plan by us for both profit sharing and matching of employee contributions were approximately $1.8 million, $2.0 million and $2.7 million for fiscal years 2008, 2007 and 2006, respectively.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
21. Postretirement Benefits
We provided postretirement health benefits for current retirees and a “closed” group of active employees who met certain eligibility requirements (see Note 1 “Nature of Company” for information on the cancellation of the postretirement benefit plan).
The following table represents our change in benefit obligations and a reconciliation of our plan’s funded status with amounts recognized in the consolidated balance sheets (in millions):

	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$14.7	$15.0
Service cost	0.1	0.2
Interest cost	0.4	0.9
Actuarial (gain) loss	—	(0.5)
Benefits paid	(0.8)	(1.3)
Participant contributions	—	0.3
Retiree drug subsidy receipt	0.2	0.1
Cancellation of benefit obligation	(14.6)	—

Benefit obligation at end of year	—	14.7
Reconciliation of funded status
Funded status	—	14.7

Accrued benefit cost (unfunded)	$—	$14.7

The following was included in Accumulated Other Comprehensive Income (“AOCI”) (in millions):

	2008	2007

Net gain	$—	$4.3
Prior service credit	—	4.1

Total amount included in AOCI	$—	$8.4

The following table shows the sources of change in other comprehensive income related to postretirement benefits (in millions):

	2008	2007

Amortization of net gain included in net income	$(0.2)	$(0.3)
Net gain arising during period	—	0.5
Gain on cancellation of postretirement medical plan	(7.7)	—
Amortization of prior service credit included in net income	(0.5)	(1.4)

Total other comprehensive loss during period attributable to postretirement benefits	$(8.4)	$(1.2)

2007

Weighted-average assumptions as of December 31
Discount rate	6.3%

The components of our net periodic benefit gain were as follows (in millions):

	2008	2007	2006

Service cost	$0.1	$0.2	$0.1
Interest cost	0.4	0.9	0.8
Amortization of prior service cost	(0.5)	(1.5)	(1.4)
Amortization of net actuarial gain	(0.2)	(0.3)	(0.2)

Net periodic benefit gain	$(0.2)	$(0.7)	$(0.7)

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
22. Supplemental Executive Retirement Plan
We have an unfunded Supplemental Executive Retirement Plan (“SERP”). The SERP is designed to provide competitive retirement benefits to selected executives with at least ten years of credited service.
The major provisions and assumptions of the SERP are:
•	The normal retirement benefit commencing at age 60 is equal to 2% of the average of the three highest salary amounts received by the executive in the preceding ten years, plus the target annual incentive, as defined, for each full year of service with the Company. In the case of retirement before age 60, a reduced benefit is provided.

•	The maximum annual benefit available under the plan is 50% of compensation, as defined in the plan.

•	The benefits will be paid based on the actuarial equivalent lump sum of annual installments for the life of the executive.

•	The assumed discount rate was 0% and 4.8% in fiscal 2008 and 2007, respectively.

•	The assumed salary rate of increase was 0% in fiscal 2008 and 2007.

•	For purposes of determining eligible compensation, bonus targets will be frozen at the 2004 level.
Expense related to the SERP was $0.4 million, $1.1 million and $1.0 million in fiscal years 2008, 2007 and 2006, respectively. Expense related to the SERP during 2008 includes a curtailment credit of approximately $0.2 million and a settlement credit of approximately $0.2 million. The SERP liability was approximately $5.1 million and $7.0 million as of January 3, 2009 and December 29, 2007, respectively, and is included in accrued expenses and other long term liabilities as of January 3, 2009 and December 29, 2007, respectively. The Company expects to pay the $5.1 million SERP liability during 2009.
The following was included in AOCI related to SERP (in millions):

	2008	2007
Net gain	$0.6	$0.4

Total amount included in AOCI	$0.6	$0.4
The Company estimates that $0.6 million will be amortized from AOCI into net periodic benefit cost during 2009. In 2008, the Company recorded a $0.5 million net gain arising during the period in AOCI and $0.1 million of actuarial gain was amortized from AOCI and recognized as part of net periodic benefit cost. Additionally, a curtailment gain of $0.2 million was removed form AOCI and recognized as income. In 2007, the Company recorded a $0.5 million net gain arising during the period in AOCI. To initially adopt the measurement date provisions of Statement No. 158, the Company recorded a charge of $0.1 million and $0 million to retained earnings and AOCI, respectively during 2007.
23. Commitments and Contingencies
Kmart Relationship

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
The Kmart Agreement expired at December 31, 2008. During 2009, the Company received $52.8 million from Kmart related to the liquidation sale of inventory; however, the Company is currently pursuing the collection of certain additional disputed amounts for which there can be no assurance that any additional cash will be received.
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
24. Shareholder Rights Plan
On February 4, 2009, the Company entered into Amendment No. 2 (“Amendment No. 2”) to its Rights Agreement, dated as of March 8, 1999, as amended as of May 31, 2002 (as amended, the “Rights Agreement”), with Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, pursuant to which the terms of the outstanding preferred share purchase rights were amended. The Rights Agreement expires on March 8, 2012, unless terminated or extended. Under the Rights Agreement, Preferred Stock Purchase “Rights” have been distributed as a dividend to shareholders at the rate of one Right for each share of common stock outstanding. Initially, the Rights are not exercisable. Upon a “trigger event,” each Right entitles its holder (other than the holder who caused the trigger event) to purchase at an “Exercise Price” of $100 the equivalent of that number of shares of common stock of the Company worth twice the Exercise Price.
The Rights are exercisable only if a person or group whose beneficial ownership, as of the close of business on February 4, 2009, was not 4.75 percent or more acquires beneficial ownership of 4.75 percent or more of the Company’s common stock. Amendment No. 2 also eliminates provisions of the Rights Agreement exempting certain “Qualifying Offer” for the Company’s common stock from triggering the exercisability of the outstanding rights issued pursuant to the Rights Agreement. Shareholders who owned at least 4.75 percent of the stock as of the close of business on February 4, 2009 are “grandfathered” under this plan as long as they do not purchase additional shares.
The Company is entitled, but not required, to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger or expiration of the Rights.
Amendment No. 2 is intended to help preserve the value of the Company’s net operating loss carryforwards (“NOLs”) and related tax benefits. The Company’s ability to use its NOLs could be substantially reduced if the Company experiences an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986 (the “Code”). The calculation of an ownership change under the Code is based on ownership changes in the Company’s common shares, and changes are tested over a rolling three-year period.
Amendment No. 2 does not ensure that the Company’s NOLs will be protected from an ownership change as defined in the Code, and there can be no assurance that such an ownership change will not occur.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
25. Supplemental Cash Flow Information
Cash payments for income taxes and interest from continuing operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 were as follows (in millions):

	2008	2007	2006
Income taxes received	$(1.2)	$(1.2)	$(11.1)
Interest received	$0.8	$2.9	$4.6
Interest paid	$1.2	$1.1	$1.8

26. Vendor Concentration
In general, the retailing business is highly competitive. Price, quality and selection of merchandise, reputation, store location, advertising and customer service are important competitive factors in our business. In fiscal 2008, approximately 98% of the Company’s products were directly imported by us and manufactured in China.
27. Special Cash Distribution
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
On May 9, 2008, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. The special cash distribution totaling $21.3 million was paid on June 3, 2008.
On January 8, 2009, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. The special cash distribution of $21.5 was paid on January 27, 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements
28. Summary of Quarterly Results – Unaudited

(in millions, except per share data)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total revenue(3)
2008	$117.9	$153.2	$133.1	$230.0
2007	$134.1	$173.4	$147.8	$181.7
Total gross profit(3)
2008	$34.3	$48.3	$36.8	$59.0
2007	$40.9	$60.7	$44.2	$63.8
(Loss) income from continuing operations(4)
2008	$(2.8)	$30.4	$0.1	$24.7
2007	$0.8	$21.5	$4.9	$25.6
Income (loss) from discontinued operations (1)(2)
2008	$1.3	$—	$—	$—
2007	$—	$—	$(0.8)	$—
Net (loss) income

2008	$(1.5)	$30.4	$0.1	$24.7
2007	$0.8	$21.5	$4.1	$25.6
Earnings (loss) per share(4)

2008 Basic
Continuing operations	$(0.13)	$1.46	$—	$1.17
Discontinued operations	0.06	—	—	—

Net (loss) income	$(0.07)	$1.46	$—	$1.17
2008 Diluted
Continuing Operations	$(0.13)	$1.44	$—	$1.16
Discontinued Operations	0.06	—	—	—

Net (loss) income	$(0.07)	$1.44	$—	$1.16
2007 Basic
Continuing operations	$0.04	$1.04	$0.24	$1.24
Discontinued operations	—	—	(0.04)	—

Net income	$0.04	$1.04	$0.20	$1.24
2007 Diluted
Continuing Operations	$0.04	$1.02	$0.24	$1.22
Discontinued Operations	—	—	(0.04)	—

Net income	$0.04	$1.02	$0.20	$1.22

(1)	The Athletic Segment, which consisted of certain Footaction stores sold to Foot Locker together with the closure of the underperforming Just For Feet and Footaction stores, and the exited Meldisco businesses have been accounted for as discontinued operations.

(2)	During the third quarter of fiscal 2007, the Company increased its liability for an environmental remediation project which relates to a landfill used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. In April 2008, the company entered into an agreement with CVS Pharmacy, Inc. (“CVS”), its former parent entity, pursuant to which CVS agreed to assume any and all of Footstar’s obligations with respect to the environmental remediation. The assumption by CVS eliminated the previously recorded obligation of $1.6 million for cash consideration of $0.9 million, resulting in a gain of $0.7 million, net of tax, included in income from discontinued operations.

(3)	During the fourth quarter of fiscal 2008, the Company sold its remaining inventory on hand for $54.2 million. Loss on liquidation of inventory totaled $4.9 million and is included in Total Gross Profit.

(4)	During the fourth quarter of fiscal 2008, the Company recorded an impairment charge $10.8 million to reduce the carrying amount of its corporate headquarters building to its fair value of $6.2 million.

(5)	Computations for each quarter are independent. EPS data would neither be restated retroactively nor adjusted currently to obtain quarterly (or other period) amounts to equal the amount computed for the year to date due to fluctuations in stock price.