Form 10-K/A
period 2009-01-03
FOOTSTAR INC
filed 2009-05-04
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares outstanding of common stock, par value $.01 per share, as of April 3, 2009:  21,577,835.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” “Footstar” and the “Company” refer specifically to Footstar, Inc. and its subsidiaries.

Pursuant to General Instruction G.3 to Form 10-K, this Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of the Company for the fiscal year ended January 3, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009 (the “Original Report”).  This Amended Report amends the Original Report solely to incorporate information required by Part III, Items 10, 11, 12, 13 and 14. As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amended Report. Except as set forth in Part III and Part IV below, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report.

TABLE OF CONTENTS

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers

The information concerning the Company’s executive officers set forth in Part I, Item 1 under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Directors

Our Board of Directors (the “Board”) currently consists of seven members divided into three classes with two directors in two of the classes and three directors in one of the classes. Directors have been appointed on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively.  Currently, the term of Class III directors  expires at our 2009 annual meeting; the term of Class I directors expires at our 2010 annual meeting; and the term of Class II directors expires at our 2011 annual meeting.  Notwithstanding the expiration dates of the terms of directors, it is anticipated that following approval of the Amended Plan of Complete Dissolution and Liquidation of the Company (the “Plan of Dissolution”) at the Special Meeting of Shareholders scheduled for May 5, 2009, that a Certificate of Dissolution will be promptly filed with the Secretary of State of Delaware and the size of the Company’s Board will be reduced from seven to three members with one director serving in each of the classes. Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Jonathan M. Couchman, 39, Class III                                                        Director Since 2006

Mr. Couchman became President and Chief Executive Officer of Footstar effective January 1, 2009.  Prior to that, on December 9, 2008 Mr. Couchman became Chief Wind-Down Officer of the Company. He was appointed Chairman of the Board of Footstar on February 7, 2006.  He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in 2001.  Couchman Capital LLC is also the general partner of Couchman Partners LLP, a private investment partnership established in 2001.  In addition, Mr. Couchman is the President of Couchman Advisors, Inc. a management advisory company.  Mr. Couchman currently serves on the Board of Golf Trust Inc., a position he has held since 2007.  He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.

Eugene I. Davis, 54, Class III                                                                      Director Since 2006

Presently Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately-held strategic advisory consulting firm he formed in 1997. From May 2005 to October 2007, Mr. Davis served as Chief Executive Officer of Golden Northwest Aluminum, Inc., which was an aluminum manufacturing company. From August 2004 to 2006, Mr. Davis served as Chairman of High Voltage Engineering Corporation, which designed and manufactured high quality applications and engineering products. High Voltage Engineering Corporation filed a voluntary petition for reorganization under Chapter 11 in February 2005. From 2001 to 2004, Mr. Davis served in various executive positions including Chairman, Chief Executive Officer and President of RBX Industries, Inc., a manufacturer and distributor of foam products. RBX Industries, Inc. filed a voluntary petition for reorganization under Chapter 11 in March 2004. From November 2002 until February 2003, Mr. Davis served in the Office of the Chairman as Co-President and Chief Executive Officer for Metals USA, Inc., a metal service center business. Mr. Davis presently serves as Chairman of the Board of Atlas Air Worldwide Holdings, Inc.  Mr. Davis also serves as a Director of Delta Air Lines, Inc., American Commercial Lines, Inc., Haights Cross Communication, Knology, Inc., Rural/Metro Corporation, Salton, Inc., SeraCare Life Sciences, Inc., Terrestar Corporation and Viskase Companies Inc. Prior to forming PIRINATE Consulting Group, LLC , Mr. Davis served as the Chief Operating Officer of Total-Tel USA Communications, Inc. (which was a facilities based provider of voice, data and Internet solutions to commercial and wholesale carrier markets); President, Vice Chairman and Director of Emerson Radio Corporation (a consumer electronics distributor); and Vice Chairman of Sport Supply Group, Inc. (a direct-marketer of sporting goods and recreational equipment).

 Adam W. Finerman, 44, Class II                                                                Director Since 2006

 Partner with the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, based in New York City, since 1998. Mr. Finerman practices in the areas of mergers and acquisitions, corporate finance and proxy contests. He also counsels corporate clients on corporate governance practices and related matters, SEC reporting requirements and other public company obligations.

Gerald F. Kelly, 61, Class II                                                                         Director Since 2006

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

Michael O’Hara, 41, Class I                                                                         Director Since 2006

 Managing Member and Chief Executive Officer of Consensus Advisory Services LLC and Consensus Securities LLC an investment banking and financial advisory services firm, since 2006. From September 2003 to February 2006, he was a Managing Director of Financo, Inc., a financial advisory firm. In May 2002, Mr. O’Hara was appointed the President of the liquidating bankruptcy estates of Casual Male Corp. (and its affiliates), a specialty retailer. From 2000 to 2002, he served as First Senior Vice President of Corporate Affairs and General Counsel for Casual Male Corp, and its predecessor, J. Baker, Inc., a specialty retailer. From April 1996 to January 2000, he served as the head of the real estate and legal departments of Brookstone, Inc., a specialty retailer. Prior to joining Brookstone, Inc., Mr. O’Hara practiced corporate law at the law firm Ropes & Gray in Boston.

Steven D. Scheiwe, 48, Class I                                                                    Director Since 2007

 President of Ontrac Advisors, Inc., which provides analysis and management services to private equity groups, privately held companies and funds managing distressed corporate debt, since May 2001. Mr. Scheiwe also serves as a director of FiberTower Corporation (a wireless carrier), Movie Gallery, Inc. (video rental company), and Hancock Fabrics, Inc. (specialty retailer). Prior to forming Ontrac, he was the Chief Executive Officer and a Director of Teletrac, Inc., a wireless location and telecommunications service provider.

 Alan I. Weinstein, 66, Class I                                                                    Director Since 2006

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

Section 16(A) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and more than 10% shareholders to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based on a review of these filings, the Company believes that all filings were timely made in fiscal 2008.

Code of Ethics

The Company has adopted a code of business conduct and ethics which applies to the Company’s chief executive officer, principal financial officer, principal accounting officer, all of the Company’s directors, and all of its other officers and employees. The code of business conduct and ethics is available at the Corporate Governance section of the Company’s website at www.footstar.com, under Code of Conduct and Compliance Program. A waiver from any provision of the code of business conduct and ethics in favor of a director or executive officer may only be granted by the Board and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to, and any waivers from, the code of business conduct and ethics provided to the principal executive officer, principal financial officer or principal accounting officer or controller (or persons performing similar functions) on the Company’s website at www.footstar.com.

Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. Mr. Alan Weinstein (Chairperson), Mr. Davis and Mr. Scheiwe are the current members of the Audit Committee. The Company is not subject to the listing requirements of any securities exchange or the Nasdaq Stock Market (“Nasdaq”) because the Common Stock of the Company is quoted on the over-the-counter bulletin board. However, the Board has adopted the independence criteria established by Nasdaq for determining director independence and, for all Audit Committee members, the independence requirements of Nasdaq and the SEC for determining their independence. The Board has determined that each member of the Audit Committee is independent in accordance with Nasdaq listing requirements (which the Company has adopted as its Independence Standards) and Section 10A-3 of the Exchange Act. The Board also has determined that Messrs. Weinstein and Davis qualify as an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to our Audit Committee members’ experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on our Audit Committee members.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Our Business

The family footwear business, where the majority of our business was generated, is highly competitive.
 We sold family footwear through licensed footwear departments and wholesale arrangements. The licensed footwear operation sold family footwear and lower-priced basic and seasonal footwear in Kmart Corporation (“Kmart”) and Rite Aid Corporation (“Rite Aid”) stores. In our licensed footwear departments, we generally sold a wide variety of family footwear, including men’s, women’s and children’s dress, casual and athletic footwear, work shoes and slippers.

Background – Our Emergence from Bankruptcy and Our Agreements with Kmart and Sears

In March 2004, the Company filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. During the bankruptcy proceeding, we continued to operate our business and manage our properties. On February 7, 2006, the Company’s Plan of Reorganization became effective and we emerged from bankruptcy.

As part of its emergence from bankruptcy in 2006, substantially all of the Company’s business operations consisted of running licenses footwear departments in Kmart stores pursuant to an agreement with Kmart.  This agreement expired on December 31, 2008. In May 2008, the Board approved a Plan of Complete Liquidation (the “Original Plan”) for the Company following the expiration of the agreement with Kmart.  On March 5, 2009, the board approved the Plan of Dissolution, which reflects technical and legal changes to the Original Plan consistent with Delaware law and is intended to modify, supersede and replace the Original Plan.  The Company currently is winding down its business.  The Company has submitted the Plan of Dissolution for approval by stockholders at a meeting scheduled for May 5, 2009.

Agreement with Jonathan Couchman

As is typically the case with wind-downs, the Board recognized that the Company’s wind-down would encompass many formal and informal activities.  The Company’s Board had previously directed management to identify all wind-down tasks and to begin the process of implementing as many of these tasks prior to December 31, 2008 as was practical.  Beginning in September 2008, the Board asked its Chairman, Jonathan M. Couchman, to expand his duties to include assessing the Company’s preparedness for the wind-down and to make recommendations to the Board and management about ways to improve recoveries for the Company’s stakeholders and the manners in which the wind-down may be expedited.  The Board asked Mr. Couchman to perform these duties in part due to his understanding of the Company and in order to allow management to focus as much as possible on driving business performance during the last quarters of its operations.  In so deciding, the Board took note of the unprecedented consumer and financial environment in which the Company’s management was currently operating.

For his services in this expanded capacity, the Compensation Committee authorized the payment to Mr. Couchman of $60,000 for each of the months of September and October, 2008 and $52,000 for the period from November 1, 2008 through December 8, 2008.

On December 9, 2008, the Board formally appointed Mr. Couchman as its Chief Wind-Down Officer pursuant to an employment agreement dated December 9, 2008.  In this capacity, Mr. Couchman was given the day-to-day responsibility of managing the wind-down, including, without limitation, the disposition of the Company’s assets and any other administrative matters required in furtherance of the final dissolution of the Company.  The employment agreement with Mr. Couchman gave the Company the discretion to appoint Mr. Couchman as its Chief Executive Officer and President as of January 1, 2009, which it did, at which time Mr. Couchman ceased to serve as the Company’s Chief Wind Down Officer and performed such duties, responsibilities, and authorities as are specified by the Company and as are customary for a Chief Executive Officer and President of a publicly held corporation.  This provided the Company with a transition period of executive leadership as the employment of the Company’s current Chief Executive Officer, Jeffrey A. Shepard, terminated on December 31, 2008, contemporaneously with the cessation of the Company’s footwear business operations.

Mr. Couchman’s Employment Agreement has a nominal term of December 9, 2008 through December 8, 2009, but is terminable on thirty (30) days notice by the Company.  Mr. Couchman receives a base salary of $41,667 per month (pro rated for partial months) during the term subject to periodic review for increase or decrease at the discretion of the compensation committee of the Board.  Mr. Couchman also received 169,492 shares of restricted stock that vest over time.  Mr. Couchman is not entitled to participate in any of the Company’s employee benefit programs.

Unless specifically stated otherwise, all references below to compensation of the “named executive officers” excludes the compensation to Mr. Couchman in his capacity as an executive officer which is summarized above.

Overview and Objectives of the Three Year (2006-2008) Compensation Program

Footstar’s Executive Retention Challenges. As we anticipated the wind-down of our business after the end of 2008, our success was dependent upon our ability to retain qualified and talented individuals. As a consequence of the uncertain future of the Company upon the expiration of the Kmart Agreement, we faced an acute risk of being unable to retain qualified senior management such as the executives named in the Summary Compensation Table below, whom we refer to as our “named executive officers.” We designed our compensation programs to address this risk.

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

The program was comprised of a greater mix of cash and cash incentives and less equity than those of the peer group because of the unique situation facing the Company upon emergence from bankruptcy and the pending expiration of the Kmart Agreement. The Board also believed that by tying compensation to cash flow, there would be a more direct link to the value created for our stockholders over the remaining term of the Kmart Agreement. For this reason, awards under our semi-annual performance-based incentive program were linked to increases in adjusted EBITDA, as described in more detail under “Performance-Based Incentive Compensation” below.

In connection with our emergence from bankruptcy on February 7, 2006, the bankruptcy court approved this three-year compensation program (our “compensation program”), which was designed to extend through the termination of our agreement with Kmart.

The components of this compensation program as it pertains to each of our named executive officers are contained in employment agreements that were approved by the bankruptcy court. These employment agreements set minimum levels of compensation for each officer for the 2006 through 2008 period. Upward adjustments to this program, the setting of specific incentive target and payout levels for the incentive plan, and the general administration of these agreements are among the responsibilities of the current Compensation Committee.

Compensation Program Objectives. Footstar’s compensation and benefit objectives were driven by our business environment and the unique challenges to executive recruitment and retention described above. The objectives of our compensation program were to:

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

Compensation Committee

In connection with the Company’s emergence from bankruptcy, Mr. Shepard, the President and Chief Executive Officer through December 31, 2008, and Mr. Couchman (who was on the Equity Committee and who  has been Chairman of  Board), the President and Chief Executive Officer since January 1, 2009, worked together to select the persons who became our directors upon our emergence from bankruptcy (with the exception of Mr. Shepard, who had been a Company director since 2005 and Mr. Scheiwe, who was appointed by the Board in 2007). Our current Compensation Committee is comprised of Messrs. O’Hara, Finerman and Scheiwe. Mr. Couchman had also been a member of the Compensation Committee until his appointment as Chief Wind-down Officer as of December 9, 2009.  The Compensation Committee assumed responsibility for establishing the policies that govern the implementation, administration and interpretation of all aspects of our compensation program, including for each of our named executive officers.

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

The Compensation Committee determined not to retain an outside compensation consultant to advise the Committee on matters related to executive compensation after 2006.  As a result of our dependence on the Kmart business and the scheduled December 2008 expiration of that relationship, the Compensation Committee believed that the target compensation levels and compensation structure developed in the fall of 2006 were generally sufficient to retain the Company’s executive officers, including our named executive officers, through the scheduled termination of the Kmart Agreement. However, the Compensation Committee retained its discretion to increase compensation for one or more of our named executive officers based upon individual performance, position, changes in responsibility, Company profitability or any other factors that it deemed appropriate.

In making its fall 2006 determinations regarding executive compensation for the remaining terms of the Kmart Agreement, the Compensation Committee considered the results of its analysis of the compensation practices within the market peer group, as well as the unique challenges and uncertainties facing the Company over the remaining term of the Kmart Agreement.  The Compensation Committee identified our then Chief Executive Officer as the highest level executive position and established base salary and an annual incentive target for this position (within the targeted positioning levels described directly below), which is intended to recognize this higher level of responsibility.

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

These dual objectives continued to reflect the overarching goals of our executive compensation program during 2007 and 2008 and the Compensation Committee continued to believe that the positioning established in the fall of 2006 was appropriate.  As a result, except as otherwise noted below, the Compensation Committee did not materially increase compensation levels for 2007 or 2008 for our named executive officers.

Structure and Elements of Executive Compensation

Employment Agreements.

As discussed above, each of our named executive officers had or has an employment agreement, which established base compensation levels for each major component of our compensation program. These agreements were intended to help to retain our executive officers by providing them with an increased level of certainty with respect to compensation arrangements. We considered these agreements to be essential to the stability of our business as we prepared to exit from bankruptcy and continued operations through the remaining term of the Kmart Agreement.

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

As noted above, although the Compensation Committee retains the authority to exercise its discretion to increase any element of compensation for one or more executive officers, the Committee believes that the target compensation levels and compensation structure developed in late 2006 generally were sufficient to retain the Company’s executive officers, including our named executive officers, through the termination of the Kmart Agreement.  The Chief Executive Officer at such time, as well as our current Chief Executive Officer who was then a member of the Compensation Committee, was directly involved in making recommendations to the Compensation Committee concerning increases in base salary and other elements of compensation for key management, including our named executive officers (other than the Chief Executive Officer), when the Compensation Committee reviewed the general compensation structure in late 2006. The Compensation Committee intends to continue to consider the impact of our Chief Executive Officer’s recommendations prior to its approval of compensation for our named executive officers (other than his own compensation).

Base Salary.

When established in the fall of 2006, base salaries for our named executive officers ranged from approximately the 55th to the 75th percentile of the market peer group. The base salary of each of our named executive officers in no case exceeded the 75th percentile of our market peer group.

The Compensation Committee believed that aligning Total Cash Compensation, of which base salary was a key component, was crucial to remaining competitive and retaining the core executive team. Base salary levels directly impacted awards under our semi-annual incentive compensation program, which were expressed in part as a percentage of each executive’s base salary.

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

Company management, including our former Chief Executive Officer, submitted recommendations on proposed performance metrics for the applicable performance period to the Compensation Committee, which were subject to adjustment and approval by the Committee.

The incentive awards for 2008 were based on adjusted EBITDA, as described below. The Compensation Committee believed this financial measure approximates operating cash flow. We believe this financial measure focuses our executives on achieving critical short-term cash flow objectives, which in turn results in increased value to our stockholders. The incentive plan was also designed to encourage management and other key associates to retain employment with the Company through the remaining term of the Kmart Agreement by shortening the period between the beginning of an incentive performance period and actual earned incentive awards. If an executive officer voluntarily terminates employment with the Company (other than in the case of constructive termination), he or she forfeits the right to receive the next semi-annual cash incentive award under the performance-based incentive plan.

Adjusted EBITDA as a Performance Measure. For 2008, we used earnings before interest, taxes, deprecation & amortization (sometimes referred to as “EBITDA”), after certain adjustments, as our performance target to determine the size of the semi-annual incentive awards. Actual EBITDA results are adjusted:

▪
Downward, if the seasonal final aged inventory exceeds 5% of total inventory as indicated on our financial statements. The aged inventory adjustment is designed as an incentive to keep inventory as current as possible in order to maintain the value of our inventory, which was one of our principal assets.

▪
Upward or downward, in the event that store closing levels were above or below previously estimated planned closings. This insured that our executives were neither advantaged nor disadvantaged by Kmart’s decisions to close more or fewer stores than planned at the beginning of the performance period.

▪	Upward or downward, if unexpected bankruptcy related charges or professional fees were above or below planned levels.

▪	Any severance related charges for planned staff reductions were excluded from the calculation

▪	Gaines or losses on the sale of assets were excluded and;

▪	Any gain resulting from the termination of the retiree medical plan was also excluded from the calculation

           All adjustments are made pursuant to formulas approved by the Compensation Committee.

We believe these stated adjustments help achieved the performance objectives that the plan was designed to encourage.

Incentive Opportunities at Target EBITDA. Incentive opportunities under our performance-based incentive plan were based on the particular adjusted EBITDA targets established by the Compensation Committee. If adjusted EBITDA equaled or exceeded established levels, incentive awards were determined based directly on a designated percentage of base salary for each named executive officer. In the fall of 2006, the Compensation Committee established the actual designated percentages of base salary for each named executive officer at levels intended to ensure competitiveness with the market peer group.

The Compensation Committee may increase an incentive percentage above the percentage originally included in an executive’s employment agreement if it deems such increase appropriate. In the fall of 2006, the Compensation Committee determined to increase Mr. Lynch’s incentive opportunity by five percentage points (effective January 1, 2007) in order to reflect his new increased responsibilities as Chief Financial Officer for the Company. Following the Compensation Committee’s review of executive compensation in both 2007 and 2008, the Committee determined not to increase any other named executive officer’s incentive percentage during 2007 or in 2008 based on the Committee’s continued belief that the target levels established in 2006 were sufficiently competitive with the market peer group. For 2008, the annual incentive award opportunities, expressed as a percentage of base salary, for our named executive officers, were as follows:

▪	Mr. Shepard – 100%;
▪	Mr. Lynch – 50%;
▪	Mr. Lenich – 50%;
▪	Ms. Richards – 50%; and
▪	Mr. Proffitt – 45%;

Seasonal EBITDA Targets and Payout. Our incentive EBITDA targets were set seasonally, rather than annually. The spring season was January through June and the fall season was July through December. Incentive award payouts are determined by actual adjusted EBITDA results compared against the targets pre-established by the Compensation Committee for each season. Payouts are determined based on where actual adjusted EBITDA results fall in comparison to “Threshold,” “Target,” and “Maximum” performance.

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

2008 Targets and Payouts. Target adjusted EBITDA performance established for 2008 was a planned amount, which corresponded to the financial plan approved by the Board for fiscal 2008. Actual adjustments to EBITDA in both the spring and the fall season included downward adjustments for store closings, since fewer stores were closed than planned, as well as downward adjustments for bankruptcy related fees and claims, which were less than planned, and also excluded severance related charges for planned staff reductions, gains or losses on the sale of any assets and the gain resulting from the termination of the retiree medical plan.

For the spring 2008 season, Target adjusted EBITDA performance was $18,400,000, Maximum adjusted EBITDA performance was $24,840,000, and Threshold adjusted EBITDA performance was $13,800,000. Actual adjusted EBITDA performance for the spring 2008 season was $18,344,000, which resulted in a 99% payout. For the fall 2008 season, Target adjusted EBITDA performance was $31,680,000, Maximum adjusted EBITDA performance was $42,770,000 and Threshold adjusted EBITDA performance was $23,760,000. Actual adjusted EBITDA performance was $32,543,000, which resulted in a 108% payout.

Incentive awards made to each of the named executive officers for the year ended January 3, 2009 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below. The range of possible payouts which were available for fiscal 2008 under the incentive plan is reflected under the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns of the Fiscal Year 2008 Grants of Plan Based Awards Table below.

Retention Program.

In order to foster the Company’s objective of retaining its key executives throughout the critical three-year period preceding the termination of the Kmart Agreement, the compensation program combined semi-annual retention payments with severance protection. The severance element of the program consisted of lump sum cash payments and, for certain named executive officers, restricted stock that vests upon the occurrence of certain termination events. Each of our named executive officers is entitled to receive retention payments and severance protection, which together we call our “retention program.” The amount to be paid to each named executive officer under each component of the retention program is reflected in his or her employment agreement and was approved by the bankruptcy court.

            We established the retention program to provide short-term financial incentives to our key executives, including our named executive officers, while also providing the executives with a sense of greater financial security given their heightened exposure to possible termination upon the expiration of our agreement with Kmart. The cost of the retention program was intended to be essentially equivalent to the change in control severance plan it replaced (see discussion under “Severance Payments” below). Each individual component of the retention program is explained below.

Retention Payments. As part of our retention program, our named executive officers received a semi-annual retention payment in cash in July and December of each year from 2006 through 2008. As a result of the negotiations with the Equity Committee during our bankruptcy proceedings and as approved as part of our Plan of Reorganization, the amount of the retention payment for each named executive officer was the same amount as the retention payment approved by the bankruptcy court for payment during 2005. However, any retention payments actually made to our named executive officers has or will be deducted from any lump sum cash severance payment received by the executive upon the occurrence of certain employment termination events, as further discussed below. The Compensation Committee increased the annual retention plan payments for 2007 and 2008 for Mr. Lynch from $87,745 to $100,000 in order to reflect his new increased responsibilities as Chief Financial Officer.

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

Retention payments made to our named executive officers in 2008 are reflected in the “Bonus” column of the Summary Compensation Table below.

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

As a result of negotiations with the Equity Committee, and as approved in our Plan of Reorganization, it was agreed that the lump sum severance amount that an executive officer would be entitled to receive under our retention program upon the occurrence of certain termination events would be the value of the Change in Control Severance approved by the bankruptcy court in December 2004 minus the value of all semi-annual retention payments that had been previously been made to the executive officer in 2006 through 2008, as described above.

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

The amount of severance due, including restricted stock was set at a fixed amount for each executive officer in their employment agreement.

Accordingly, effective upon the Company’s emergence from bankruptcy on February 7, 2006, Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards were granted an award of restricted Common Stock, which comprises part of their severance payment. Each of these named executive officers has all of the rights of a stockholder of the Company with respect to the restricted Common Stock, including the right to vote the stock and receive dividends. As a result, each of these named executive officers was entitled to receive the cash distributions declared by our Board including, if not yet terminated, the $5.00 per share cash distribution paid on April 30, 2007 and the $1.00 per share cash distributions paid on June 3, 2008 and January 27, 2009, respectively. The value of these cash distributions to each named executive officer that was granted an award of restricted Common Stock is included under the “All Other Compensation” column of the Summary Compensation Table below.

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

While the Company was in bankruptcy, the bankruptcy court authorized the Company to continue to honor its obligations under the SERP, subject to certain modifications. No new participants were to be added to the SERP. Of our named executive officers, Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards were participants in the SERP when the plan was closed to new participants. Under the court-ordered modification, future benefit calculations were to reflect the current salary levels, but annual incentive award levels for benefit calculation purposes were capped at 2004 levels (i.e., 65%, 50%, 45% and 50% for Mr. Shepard, Mr. Lenich, Mr. Proffitt and Ms. Richards, respectively). In connection with the Company’s emergence from bankruptcy, it was further ordered by the bankruptcy court that no participant could receive “normal retirement benefits” under the SERP until the expiration or earlier termination of the Kmart Agreement. This means that even if a named executive officer reaches age 60 and has ten years of credited service with the Company (which is the “normal retirement” condition under the SERP) his or her right to begin receiving his or her SERP benefits is suspended until our agreement with Kmart terminated. Participating named executive officers who have reached the age of 55 (but have not reached “normal” retirement age) and who have at least ten years of credited service with the Company, however, may be entitled to receive a lump sum cash payment of their accrued SERP benefit if the Compensation Committee approves that person’s early retirement. Of our named executive officers, only Mr. Shepard could have been eligible for approved early retirement, upon approval from our Compensation Committee.  However, effective December 31, 2008, his employment with the Company terminated.

Named executive officers who participate in the SERP are entitled to a lump sum cash payment of their accrued SERP benefit upon the occurrence of certain termination triggering events. The manner of calculating this lump sum payment is described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table below and a description of the triggering events which would cause the Company to pay participating named executive officers this amount are described under the heading “Potential Payments Upon Termination or Change in Control” below.

Benefits.

We provide the opportunity for all full-time associates, including our named executive officers, to participate in medical, dental, disability, basic, supplemental, and dependent life insurance, business travel accident insurance, and our 401(k) Profit Sharing Plan. Our 401(k) Profit Sharing Plan includes a profit sharing component under which the Company provides an additional match of between .50% to 2.00% of eligible compensation to all participating full-time associates upon the achievement certain pre-established EBITDA goals.  For 2008, the profit sharing allocation was 0.50% of eligible compensation. We also provide short-term and long-term disability coverage, vacation and other paid holidays to eligible associates, including the named executive officers. These benefit programs are designed to provide certain basic quality of life benefits and financial protection to Footstar associates and their eligible dependents. We believe these benefits are both reasonable and generally comparable to benefits offered at other similar-sized retail organizations.

Footstar’s retiree medical plan, which was frozen to new participants in 1992, was terminated by the Board in April 2008 (effective June 2008) in connection with the anticipated wind-down of our current footwear business following the termination of the Kmart Agreement by no later than December 31, 2008.  In light of the plan’s termination, no named executive officers can receive benefits under the plan.

Perquisites.

We do not provide significant perquisites or personal benefits to our named executive officers. The perquisites we do provide include: excess long-term disability benefits, financial planning services (including tax preparation), and executive physicals. We also provide a tax gross-up to reimburse our executives for any additional tax liability incurred by reason of either excess disability benefits or financial planning services.

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

Long Term Incentives-Stock Options-Stock Grants

We do not currently have a long term stock grant or stock option program in effect for key executives, including our named executive officers. The restricted stock grants, discussed under the “Retention Program” section above, were made to four of the named executive officers when the Company emerged from bankruptcy and were made part of the severance package for these named executive officers.

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

Dividend equivalents are paid on STEP and CEP shares, but pursuant to the terms of these programs, any dividend equivalents are mandatorily reinvested into additional deferred shares of Common Stock which are paid out at the same time the underlying shares.  Accordingly, the cash distributions of $5.00, $1,00 and $1.00 per share, which were paid by the Company to stockholders on April 30, 2007, June 3, 2008 and January 27, 2009, respectively, were also paid to CEP program participants that were still participants in such plans as of such dates (there were no outstanding STEP shares as of June 3, 2008) as a dividend equivalent and was mandatorily reinvested into additional shares of Company Common Stock that were credited to the participant’s account.  Additional CEP shares received as a result of the cash distribution are paid out at the same time as the underlying shares.  The value of the cash distribution to each named executive officer that participated in the CEP program is included under the “All Other Compensation” column of the Summary Compensation Table below.

Shares that vested under these programs in 2008 are included in Option Exercises and Stock Vested in Fiscal Year 2008 below and shares subject to vesting are included in Outstanding Equity Awards at Fiscal Year-End 2008 below.

Stock and Option Grant Policy

Any future equity grants will require approval by the Compensation Committee. In setting the grant price, the Compensation Committee intends to use the average of the highest and lowest stock bid price on the date the grant is approved by the Compensation Committee.

With the exception of the shares granted under the  STEP and CEP programs  described under “Long Term Incentives-Stock Options-Stock Grants” above, and four equity grants made in 2006, and a grant to Mr. Couchman described above, no equity grants have been made to the  named executive officers or other key associates since 2002.

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

Compensation Committee of the Board of Directors:
Michael O’Hara (Chairperson), Adam Finerman and Steven D. Scheiwe

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company, nor is any member of the Compensation Committee an executive officer of another entity at which one of our executive officers serves on the board of directors.  Jonathan Couchman resigned as a member of the Compensation Committee when he became an employee of the Company on December 9, 2009.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid during fiscal 2008, 2007 and 2006 to, or earned by, each of the named executive officers for fiscal 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)		TOTAL ($)

Jeffrey A. Shepard President & Chief Executive Officer	2008	$676,000	$158,438	$202,022	$0	$699,660	$147,961	$1,433,099	(6)	$3,317,180
	2007	$676,000	$316,876	$234,425	$17,211	$986,960	$563,853	$831,559		$3,626,884
	2006	$670,000	$1,068,601	$229,041	$138,379	$1,300,000	$355,349	$103,324		$3,864,694
MIchael Lynch Senior Vice President & Chief Financial Officer	2008	$325,000	$100,000	$0	$0	$168,188	$0	$8,900	(7)	$602,088
	2007	$325,000	$93,873	$0	$538	$237,251	$0	$11,035		$667,697
	2006	$281,646	$124,745	$0	$9,810	$241,020	$0	$11,900		$669,121
Maureen Richards Senior Vice President, General Counsel & Corporate Secretary	2008	$354,000	$123,750	$7,117	$0	$183,195	($77,642)	$36,391	(8)	$626,811
	2007	$354,000	$123,750	$9,654	$6,024	$258,420	$193,549	$67,695		$1,013,092
	2006	$350,769	$536,250	$12,766	$48,433	$340,000	$111,246	$27,634		$1,427,098
Jonathan M. Couchman Chairman & Chief Wind Down Officer (9)	2008	$36,539	$0	$86,158	$0	$0	$0	$0		$122,697
William Lenich Executive Vice President Merchandising	2008	$242,308	$0	$184,993	$0	$124,740	($25,078)	$322,975	(10)	$849,938
	2007	$504,000	$161,666	$196,204	$0	$367,920	$142,676	$638,655		$2,011,121
	2006	$499,616	$280,666	$179,854	$0	$485,000	$105,624	$30,769		$1,581,529
Randall Proffitt Senior Vice President Store Operations	2008	$129,635	$0	$112,159	$0	$0	$125,872	$219,781	(11)	$587,447
	2007	$321,000	$101,082	$121,972	$3,442	$210,897	$209,744	$404,210		$1,372,347
	2006	$318,808	$168,582	$114,818	$27,676	$280,350	$153,286	$19,605		$1,083,125

(1)	The amounts in this column for 2008 represent the fixed, semi-annual retention payments each named executive officer received under the terms of his or her employment agreement with the Company.

(2)
The amounts in this column reflect the dollar amount recognized in the indicated fiscal year for financial statement reporting purposes, calculated in accordance with FAS 123R (excluding the impact of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in calculating these values may be found in Note 19 to our audited financial statements in the Form 10-K for the fiscal year ended January 3, 2009.

Messrs. Shepard, Lenich and Proffitt and Ms. Richards received a restricted stock grant on February 7, 2006 valued at $4.45 per share. The price was determined based upon Footstar’s average of the highest and the lowest stock price on the date of grant.  Such restrictions will be lifted only upon involuntary termination for reasons other than for “cause” or upon approved early or normal retirement after the expiration of the Kmart Agreement or the original term of the executive’s employment agreement, whichever is earlier.  Twelve/ thirty-fifths (12/35ths) of the grant was recognized in fiscal year 2008 for financial statement reporting purposes calculated in accordance with FAS 123R.  The amounts reflected in this column also include the amounts recognized in fiscal year 2008 for financial statement reporting purposes calculated in accordance with FAS 123R for deferred shares granted prior to 2003 under the Career-Equity Plan (“CEP”) and the Switch to Equity Plan (“STEP”).

▪	Mr. Shepard: $198,343 Restricted Stock and $3,679 STEP
▪	Mr. Lenich: $184,993 Restricted Stock
▪	Ms. Richards: $6,866 Restricted Stock, and $251 STEP
▪	Mr. Proffitt: $111,687 Restricted Stock, and $472 STEP

Mr. Couchman received a Restricted Stock Grant on December 9, 2008 of 169,492 shares valued at $3.05 per share.  The share price was determined based upon Footstar’s average of the highest and the lowest stock price on the date of the grant.  Restrictions were lifted on 50% of the grant on February 28, 2009 and will be lifted on the remainder of the grant as follows: 25% of the grant on May 31, 2009; 15% of the grant on August 30, 2009: and the remaining 10% on November 30, 2009.  Restrictions will also be lifted upon an Involuntary Termination Without Cause; Death or Disability; or the Expiration of the Term of Executive’s Voluntary Termination of Employment as defined in Mr. Couchman’s Employment Agreement. One-third of the portion of the grant that will vest on February 28, 2009 was recognized in fiscal year 2008 for financial statement reporting purposes calculated in accordance with FAS 123R.

(3)
There were no FAS 123R expense relating to options during 2008.  The last stock options were granted during 2002 and expensed over the five year vesting period which commenced on the Grant Date and ended on the fifth anniversary of the Grant Date in 2007.

(4)	Reflects the amount awarded under the Company’s semi-annual non-equity incentive program. In 2008, the spring season award was at 99% of the target award and the fall season award was at 108% of the target award.  Mr. Proffitt received his Spring Incentive Award upon termination pursuant to the terms of his Employment Agreement.  The amount paid to Mr. Proffitt for the Spring period is included under “All Other Compensation”.

(5)
Reflects the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the Supplemental Executive Retirement Plan (which, for 2008, represents the change in value between January 1, 2008 and December 31, 2008, the pension plan measurement dates used for the Company’s financial statement reporting purposes).  The Company does not offer any Non-Qualified Deferred Compensation Plans.

(6)	Mr. Shepard was terminated by the Company on December 31, 2008 pursuant to the terms of his
Employment Agreement - Section 9(f) “Termination without Cause or Constructive Termination Without Cause”.  The “All Other Compensation amount for 2008 is $1,433,099 and includes:  $1,157,813 which amount equals $1,950,000 in retention and severance payments due less the aggregate of any retention payments already made to Mr. Shepard; $44,850 paid in cash for the immediate vesting of 13,550 retirement shares in the CEP program  which amount includes a $1.00 per share cash distribution paid by the Company on June 3, 2008 on an equal basis to all stockholders of record; and $19,110 estimated cost for medical, dental and basic life insurance continuation for 24 months post termination. In addition, the “All Other Compensation” for 2008 for Mr. Shepard includes: $10,350 for participation in the Company’s 401(k) Profit Sharing Plan ($9,200 represents the Company employee contribution match under the plan and $1,150 represents the tax-deferred profit sharing component calculated at 0.50% of eligible compensation); $16,649 for financial planning and tax preparation ($10,500 for services provided and $6,149 for the tax gross-up on the financial planning portion); $2,650 for an executive physical; $40,774 for excess executive long-term disability ($22,602 for premiums and $18,172 in tax gross-ups paid by the Company).  The premium was determined based upon the difference between the maximum covered compensation under the group plan (a maximum of $41,666 of monthly compensation) and Mr. Shepard’s actual monthly compensation calculated using current base salary and target bonus which was $112,666. The premium of $32,756 covers the $71,000 difference.  The premium was then grossed-up at 35% to cover Mr. Shepard’s tax liability. In addition, the “All Other Compensation” amount for 2008 for Mr. Shepard includes the following amounts received as a result of the $1.00 per share cash distribution paid by the Company on June 3, 2008 on an equal basis to all stockholders of record: (1) $130,000 paid on 130,000 shares of restricted stock; (2)  $10,903 paid on 10,903 previously granted CEP retirement shares (which, per the terms of that program, was re-invested into 2,646 additional CEP shares that vested and was paid in cash upon termination of employment).

(7)
Mr. Lynch’s “All Other Compensation” amount for 2008 is $8,900 which includes; $8,900 for participation in the Company’s 401(k) Profit Sharing Plan ($7,750 representsthe Company employee contribution match under the plan and $1,150 represents the tax-deferred profit sharing component calculated at 0.50% of eligible compensation).

(8)
Ms. Richards’ “All Other Compensation” amount for 2008 is $36,391 and includes: $10,350 for participation in the Company’s 401(k) Profit Sharing Plan ($9,200 represents the Company employee contribution match under the plan and $1,150 represents the tax-deferred profit sharing component calculated at 0.50% of eligible compensation); $1,975 for excess executive long-term disability;  $11,812 for financial planning and tax preparation ($8,000 for services provided and $3,812 in tax gross-ups paid by the Company on the financial planning portion) and $2,650 for an executive physical.

This amount also includes the following amounts received as a result of the $1.00 per share cash distribution paid by the Company on June 3, 2008 on an equal basis to all stockholders of record: (1) $4,500 paid on 4,500 shares of restricted stock; and (2) $5,104 paid on 5,104 previously granted CEP retirement shares (which, per the terms of that program, was re-invested into 1,239 additional CEP shares that will vest at retirement or upon other defined termination events).

(9)	Mr. Couchman, formerly a non-employee Director and Chairman of the Board of Directors, entered into an Employment Agreement with the Company as the Chief Wind Down Officer effective December 9th, 2008 through December 31, 2008.  Pursuant to that Agreement, Mr. Couchman’s job title changed effective January 1, 2009 to Chief Executive Officer and President of the Company, replacing Mr. Shepard who was terminated effective December 31, 2008.  Furthermore, pursuant to Mr. Couchman’s Employment Agreement, base salary is paid at the rate of $41,667 for each full month (pro-rated for any incomplete months) of employment.  Mr. Couchman’s compensation in 2008 as a non-employee Director is provided in the 2008 Director Compensation table.

(10)	Mr. Lenich’s employment was terminated by the Company on June 28 2008 pursuant to the terms of his Employment Agreement - Section 9(f) “Termination without Cause or Constructive Termination Without Cause”. The “All Other Compensation” amount for 2008 is $322,974 and includes: $161,666 which amount equals $484,998 in retention payments due less the aggregate of any retention payments already made to Mr. Lenich Section 9(f) (ii) of the Agreement; and $12,458 estimated cost for medical, dental and basic life insurance continuation for 18 months post termination. In addition, the “All Other Compensation” for 2008 for Mr. Lenich also includes; $10,350 for participation in the Company’s 401(k) Profit Sharing Plan ($9,200 represents the Company employee contribution match under the plan and $1,150 represents the tax-deferred profit sharing component calculated at 0.50% of eligible compensation); $9,980 for excess executive long-term disability; $2,650 for an executive physical; $4,620 for tax preparation; and $121,250 paid on 121,250 restricted shares of restricted stock as a result of the $1.00 per share cash distribution paid by the Company on June 3, 2008 on an equal basis to all stockholders of record.

(11)
 Mr. Proffitt’s employment was terminated by the Company on May 31, 2008 pursuant with Section 9(f) of his Employment Agreement - “Termination without Cause or Constructive Termination Without Cause”.  The “All Other Compensation” amount for 2008 is $219,781 and includes; $109,335 which amount equals $311,497 in retention and severance payments due less the aggregate of any retention payments already made to Mr. Proffitt; $61,113 for a pro-rated incentive award for the incomplete performance period of the year in which Mr. Proffitt’s employment was terminated which amount was calculated consistent with Section 9(f)(iii) of the Agreement assuming Mr. Proffitt would have received an award equal to 100% of his Target Award and then pro-rated for his actual employment during the performance period; $21,074 paid in cash for the immediate vesting of 4014 retirement shares in the CEP program which amount includes a $1.00 per share cash distribution paid by the Company on June 3, 2008 on an equal basis to all stockholders of record; and $10,959 estimated cost for medical, dental and basic life insurance continuation for 18 months post termination.  In addition, the “All Other Compensation” for 2008 for Mr. Proffitt includes; $9,200 for participation in the Company’s 401(k) Profit Sharing Plan ($9,200 represents the Company employee contribution match under the plan).  There was no Profit Sharing component since Mr. Proffitt did not work the minimum required 1,000 hours in 2008; $5,450 for tax planning; and $2,650 for an executive physical.

2008 GRANTS OF PLAN BASED AWARDS

The following table provides information concerning the semi-annual performance awards granted in fiscal 2008 as well as shares granted in connection with the Career Equity Program (“CEP”) following the mandatory reinvestment of the $1.00 per share cash distribution paid by the Company on June 3, 2008 to all stockholders of record. Additional details regarding these awards are included under "Performance Based Incentive Compensation" and “Long Term Incentives−Stock Options−Stock Grants” in the Compensation Discussion and Analysis above.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares Of Stock or Units (#) (2)		Grant Date Fair Market Value Of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)

Jeffrey A. Shepard	6/3/2008				2,646	(4)	$10,902
	Spring	$169,000	$338,000	$676,000
	Fall	$169,000	$338,000	$676,000
Michael Lynch	Spring	$40,625	$81,250	$162,500
	Fall	$40,625	$81,250	$162,500
Maureen Richards	6/3/2008				1,239	(4)	$5,105
	Spring	$44,250	$88,500	$177,000
	Fall	$44,250	$88,500	$177,000
Jonathan M. Couchman	Spring	$0	$0	$0
	Fall	$0	$0	$0
William Lenich	Spring	$63,000	$126,000	$252,000
	Fall	$63,000	$126,000	$252,000
Randall Proffitt	Spring	$36,113	$72,225	$144,450
	Fall	$36,113	$72,225	$144,450

(1)
These columns show the range of total cash payouts targeted for the performance periods of January through June (the spring performance period for each year listed) and July through December (the fall performance period for each year listed) under the Company’s semi-annual performance based incentive plan as described in the section titled “Performance-Based Incentive Compensation” in the Compensation Discussion and Analysis above.  Based on the metrics described in that section, performance levels entitling the executives to a 99% of the Target payout was achieved for the spring performance period and 108% of the Target award payout was achieved for the fall performance period.  The actual payout amounts are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(2)	All shares reflected in this column were granted under the Company’s 1996 Incentive Compensation Plan.

(3)
The amounts in this column reflect the full grant date fair value of the deferred shares, computed in accordance with FAS 123R which was $4.12 (based on the average of the highest and the lowest stock bid price on June 3, 2008.

(4)
 Before CEP program was discontinued in 2003, selected executives were eligible to receive awards which were based on achieving pre-selected performance metrics in three-year rolling performance cycles. Payouts under the CEP program were paid 50% in cash, 25% in deferred shares that vested in five years.  The remaining 25% of the payout was made in deferred shares, which for the named executive officers will vest upon retirement or termination of employment other than for cause. Deferred shares that will vest at retirement or termination of employment other than for cause remain outstanding under the CEP program.  Any dividend equivalents paid on deferred CEP program shares are mandatorily reinvested into shares of deferred Common Stock which vest at the same time the underlying shares are paid.

On June 3, 2008, and on January 27, 2009 respectively, the Company paid a $1.00 per share cash distribution on an equal basis to all stockholders of record on each of those dates.  The number of shares received by CEP program participants as a result of the mandatory reinvestment of this cash distribution on previously granted CEP program deferred shares is shown in shown in the table above.  CEP program deferred shares held by named executive officers prior to the cash distribution were as follows: Mr. Shepard – 10,902 shares and Ms. Richards – 5,104 shares.  All unvested CEP program shares will vest upon the participant’s retirement or termination of employment other than for cause.

The value of the cash distribution on the CEP program deferred shares is included in the “All Other Compensation” column of the Summary Compensation Table above. Additional details regarding the CEP program are included above in the section titled “Long Term Incentives−Stock Options−Stock Grants” in the Compensation Discussion and Analysis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

The table below reflects all outstanding equity awards for named executive officers as of January 3, 2009.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexcercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Jeffrey A. Shepard	36,169	0	$26.10	2/27/2012
	3,831	0	$26.10	2/27/2012
	37,835	0	$46.18	2/26/2011
	2,165	0	$46.18	2/26/2011
	31,403	0	$21.75	3/10/2010
	4,597	0	$21.75	2/10/2010
	16,800	0	$25.16	3/2/2009
	3,975	0	$25.16	3/2/2009
Michael Lynch	1,250	0	$26.10	2/27/2012
	2,125	0	$33.52	11/21/2011
Maureen Richards					4,500 (1)	$21,150
					1,992 (2)	$9,362
					5,104 (3)	$23,989
	3,831	0	$26.10	2/27/2012
	10,169	0	$26.10	2/27/2012
	11,835	0	$46.18	2/26/2011
	2,165	0	$46.18	2/26/2011
	13,003	0	$21.75	3/10/2010
	4,597	0	$21.75	3/10/2010

	13,300	0	$25.16	3/2/2009
	3,975	0	$25.16	3/2/2009
William Lenich	0	0			0
Jonathan M. Couchman	0	0		0	169,492 (1)	$528,815
Randall Proffitt	8,000	0	$26.10	2/27/2012
	8,000	0	$46.18	2/26/2011
	7,200	0	$27.15	3/10/2010
	5,100	0	$25.16	3/2/2009

(1)  Represents restricted shares approved by the Compensation Committee pursuant to Mr. Couchman’s Employment Agreement.

(2) Represents restricted shares approved pursuant to Footstar's Plan of Reorganization which will vest only upon certain employment termination events.

(3) Represents CEP awards which will vest upon retirement or termination of employment other than for cause or upon a change in control of the Company (including stockholder approval of the Plan of Dissolution). The closing market price of Footstar stock on January 2, 2009 ($3.12 per share) was used to determine the CEP values for grants to be paid after January 3, 2009.

(4) Based upon the $3.12 per share closing market price of Footstar stock on January 2, 2009.

Option Exercises and Stock Vested

The stock awards in the table below are from restricted stock grants that have vested as a result of termination of employment and from the STEP program which was discontinued in 2003.  For fiscal 2008, no awards under the CEP program vested.  Additional details regarding these programs are available under "Long Term Incentive-Stock Options-Stock Grants" in the Compensation Discussion and Analysis above.

Name	STOCK AWARDS
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Jeffrey A. Shepard	130,000	$383,500(1)
	29,232	$131,836(2)
Michael Lynch	0	$0(3)
Maureen Richards	1,992	$8,984(2)
Jonathan M. Couchman	0	$0(3)
William Lenich	121,250	$497,125(4)
	0	$0(3)
Randall Proffitt	73,203	$311,113(5)
	3,755	$16,935(2)

(1) The value realized on vesting reflects the closing stock price of Footstar stock on December 31, 2008, the date of Mr. Shepard’s termination of employment, which was $2.95 per share.

(2) The values realized on vesting were calculated based on the average of the high and low stock bid price on the STEP vesting date of March 26, 2008, which was $4.51 per share.

(3) These named executive officers did not receive any shares in 2008 because they were not participants in either the STEP or CEP programs.

(4) The value realized on vesting reflects the closing stock price of Footstar stock on June 28, 2008, the date of Mr. Lenich’s termination of employment, which was $4.10 per share.

(5) The value realized on vesting reflects the closing stock price on May 30, 2008, the date of Mr. Proffitt’s termination of employment, which was $4.25 per share.

2008 PENSION BENEFITS

The following table shows present value of accumulated benefits that named executive officers are entitled to under the SERP. For the valuation method and material assumptions applied in quantifying the present value of the accumulated benefit see Note 22 to our audited financial statements in the Form 10-K for the fiscal year ended January 3, 2009.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeffrey A. Shepard	Supplemental Executive Retirement Plan	12	$3,841,604	$0
Michael Lynch (1)	N/A	N/A	N/A	N/A
William Lenich	Supplemental Executive Retirement Plan	N/A	$0	$529,336
Maureen Richards	Supplemental Executive Retirement Plan	12	$1,304,052	$0
Randall Proffitt	Supplemental Executive Retirement Plan	N/A	$0	$1,535,555
Jonathan M. Couchman (1)	N/A	N/A	N/A	N/A

(1) Mr. Lynch and Mr. Couchman are not eligible for any benefits under the SERP.

(2) Mr. Lenich received a Lump Sum SERP payment of $529,336 on December 31, 2008.  This payment was made pursuant to Mr. Lenich’s Employment Agreement and was based upon his distribution election form dated October 3, 2005 and Section 409A of the Internal Revenue Code.

(3) Mr. Proffitt received a Lump Sum SERP payment of $1,535,555 on December 5, 2008.   This payment was made pursuant to Mr. Proffitt’s Employment Agreement and was based upon his distribution election form dated October 3, 2005 and Section 409A of the Internal Revenue Code.

Employment Agreements or Arrangements

All of our named executive officers are subject to employment agreements with the Company which are described below other than Mr. Couchman’s employment agreement which is described above. Additional details regarding a named executive officer’s rights upon termination and the restrictive covenants contained in each named executive officer’s employment agreement to the extend still applicable because the Executive is still employed, are described under the heading “Potential Payments Upon Termination or Change in Control” below.

Employment Agreement with Mr. Shepard . Mr. Shepard and the Company entered into an employment agreement on October 28, 2005. The term of Mr. Shepard’s employment under the agreement commenced upon the effective date of the Company’s Plan of Reorganization, which was February 7, 2006. On that date, Mr. Shepard became the Company’s Chief Executive Officer and President of the Company and waived his rights under his former employment agreement with the Company.

Mr. Shepard’s employment terminated effective December 31, 2008.   Mr. Shepard’s annual base salary was $676,000. Mr. Shepard was entitled to participate in the Company’s semi-annual cash incentive program, under which he could earn at least 100% of his base salary per year if certain targets are achieved. Mr. Shepard continued to accrue benefits under the Company’s Supplemental Executive Retirement Plan (“SERP”), as modified during the bankruptcy proceedings and as further described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table below. In accordance with the terms of his agreement, Mr. Shepard received retention payments in the amount of $158,437.50 in July and December of 2006, 2007 and 2008. Upon the Company’s emergence from bankruptcy, Mr. Shepard received a Key Employee Retention Plan payment of $751,725, which had been approved, but not yet paid, under an order entered in the bankruptcy court on May 6, 2004 and a restricted stock grant of 130,000 shares of the Company’s Common Stock. The restrictions on these shares lapsed when Mr. Shepard’s employment was terminated on December 31, 2008.

The agreement obligates the Company to indemnify Mr. Shepard to the fullest extent permitted by law including the advancement of expenses.

Employment Agreements with Messrs. Lynch, Lenich, Proffitt and Ms. Richards . On December 16, 2005, the Company entered into employment agreements with Messrs. Lynch, Lenich, Proffitt and Ms. Richards, our other named executive officers. Except as noted below, the material terms of the agreements are substantially similar. The term of each of these named executive officers’ employment under the agreements commenced upon the effective date of the Company’s Plan of Reorganization, which was February 7, 2006. On that date, Mr. Lenich, Mr. Proffitt and Ms. Richards each waived their rights under their former employment or change in control agreements with the Company. Mr. Lynch was not previously subject to an employment or change in control agreement with the Company.

The original term of employment under each of the agreements ends on December 31, 2008. However, Mr. Proffitt was terminated pursuant to his Employment Agreement effective on May 30, 2008 and Mr. Lenich was terminated pursuant to his Employment Agreement effective on June 28, 2008.  Under the terms of the employment agreements, the term of employment will be automatically renewed for successive one-year terms unless at least 60 days prior to the expiration of the original term of employment or any renewal term, either the executive or the Company notifies the other party in writing that he or it is electing to terminate at the expiration of the then current term of employment. Ms. Richards and Mr. Lynch were notified by the Company on March 13, 2009 that their expected date of termination of employment is May 15, 2009.

The employment agreements provide for payment of an annual base salary that will be reviewed at the discretion of the Compensation Committee, but limit any reduction in base salary during the term of the agreement. The current or most recent annual base salaries for terminated named executive officers are: Mr. Lynch – $325,000; Mr. Lenich – $504,000; Ms. Richards – $354,000; and Mr. Proffitt – $321,000. Each named executive officer is or was entitled to participate in the Company’s semi-annual cash incentive program under which the executive is or was afforded the opportunity to earn not less then a set percentage of their base salary per year if certain targets are achieved. The minimum percentages of base salary that each named executive officer may earn under the individual terms of the agreements are as follows: Mr. Lenich – 50%; Ms. Richards – 50%; and Mr. Proffitt – 45%. Under the terms of his agreement, Mr. Lynch was entitled to earn not less then 45% of his base salary per year if the targets were achieved, but the Compensation Committee increased this amount to 50% (effective in 2007) to reflect his new responsibilities as the Company’s Chief Financial Officer. Each executive received in July and December of 2006, 2007, and 2008 the retention payment indicated in the executive’s individual agreement, except that in 2006 (effective in 2007), the Compensation Committee increased Mr. Lynch’s semi-annual retention bonus from $43,873 to $50,000 to reflect his new responsibilities as the Company’s Chief Financial Officer.

Under the terms of their agreements, Messrs. Lenich and Proffitt and Ms. Richards continued to accrue benefits under the Company’s Supplemental Executive Retirement Plan, as modified during the Company’s bankruptcy proceedings and as further described under “Supplemental Executive Retirement Plan” following the Pension Benefits table above.  A Lump Sum SERP payment in the amount of $529,336 was paid on December 31, 2008 to Mr. Lenich pursuant to his employment agreement and termination of employment effective on June 28, 2008.  A Lump Sum SERP payment in the amount of $1,535,555 was also paid to Mr. Proffitt on December 5, 2008 pursuant it to his employment agreement and termination of employment effective on May 30, 2008.  These amounts are detailed in the Pension Benefit table below.  Messrs. Lenich and Proffitt and Ms. Richards received a restricted stock grant on February 7, 2006, which was the date of the Company’s emergence from its bankruptcy proceedings pursuant to the Company’s Plan of Reorganization. The circumstances under which the restrictions lapse are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” below, where other payments and benefits payable to our named executive officers upon the occurrence of certain triggering events are further described. The restricted stock grant that these executives received under the individual terms of the agreements are: Mr. Lenich – 121,250 shares; Ms. Richards – 4,500 shares; and Mr. Proffitt – 73,203 shares. Pursuant to the provisions of their employment agreements, Messrs.  Lenich and Proffitt’s rights to these restricted stock shares vested on June 28, 2008 and May 30, 2008, respectively, the date their employment terminated.

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

Potential Payments upon Termination or Change In Control

As discussed in more detail in the narrative above, the Company entered into employment agreements with each of its named executive officers. Under the agreements, other than the one with Mr. Couchman which provides no change in control benefits, these executives were or are entitled to certain payments and benefits upon the occurrence of the triggering events that result in the executive’s termination. The incremental benefits that our current named executive officers are generally entitled to upon the occurrence of certain triggering events are described and quantified below. The amounts are estimates and the actual amounts can only be determined at the time of such executive’s separation from the Company.

The amounts quantified below assume that termination was effective on the executive’s termination date or as of January 3, 2009 and generally do not include payments and benefits to which our named executive officers would be entitled regardless of the termination event or which are available on a non-discriminatory basis to all salaried employees. The amounts that are not reflected include:

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

o	Other or additional benefits then due or already earned or fully vested in accordance with applicable plans, programs or agreements.

o	Distributions of plan balances under the Company’s 401(k) plan except for Mr. Couchman who does not participate in the plan.

Voluntary Termination. A named executive officer is not generally entitled to receive any incremental payments or benefits if he or she voluntarily initiates his or her termination of employment with the Company (other than for any reason listed below).

Termination by the Company for Cause. Our current named executive officers are not entitled to any incremental benefits or payments in the event that he or she is terminated by the Company for cause. For purposes of the executives’ employment agreements, “cause” generally means that the executive engaged in any of the following acts or omissions and failed to cure the conduct following written notification by the Company of its intention to terminate him or her for cause: (i) the executive willfully and materially breached the confidentiality, cooperation with regard to litigation, non-competition or non-solicitation clauses of his or her employment agreement with the Company (this provision does not apply to Mr. Couchman), (ii) the executive willfully and materially breached his or her duties and responsibilities in connection with his or her position; (iii) the executive is convicted of a felony or a misdemeanor involving moral turpitude (for Mr. Couchman, a felony); (iv) the executive engaged in conduct that constitutes gross neglect or gross misconduct in carrying out his or her duties under the agreement, resulting, in either case, in a substantial loss to the Company or substantial damage to its reputation.

Mr. Couchman’s agreement provides that in relation to item (iv) above, Mr. Couchman’s actions must be willful and must result in material harm to the financial condition or reputation of the Company. Under the terms of his agreement, “willful” means that the act or omission was not done in good faith and does not include any act or failure to act resulting from any incapacity of Mr. Couchman.

Death.

Description of Payments: In the case of death, Mr. Couchman is entitled to receive base salary through the date of termination and lapse of any restrictions on any restricted stock. In the case of death, Mr. Lynch and Ms. Richards are entitled to the following incremental payments and benefits, to the extent applicable to each named executive officer:

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

o	Lapse of all restrictions on any restricted stock award.

o	Immediate vesting of all outstanding awards under the Company’s Career Equity Plan (“CEP”), payable in a cash lump sum.

o
Immediate vesting of all outstanding options and the right to exercise such stock options for a period of one year or for the remainder of the exercise period, whichever is less. Because the exercise price of all outstanding options exceed the market value of the Company’s Common Stock on January 3,, 2009, no additional value is assigned to this benefit for quantification purposes.

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

Quantification of Payments:

Mr. Couchman . No additional payments would be due.

Mr. Lynch . No additional payments would be due.
.
Ms. Richards . Total value of payments and benefits: $624,692. This amount is comprised of: $14,040, which equals the value of the lapse of all restrictions on 4,500 shares of Common Stock; $25,821, which equals the value of 8,276 shares under the CEP program that would have vested at normal retirement; and $584,831, which equals the lump sum value of the SERP death benefit.

Disability. For purposes of Mr. Lynch’s and Ms. Richards’ employment agreements, “disability” generally means a condition that would qualify the executive to receive benefits under the Company’s Long-Term Disability Plan.

Description of Payments: If Mr. Lynch’s or Ms. Richards’ employment is terminated due to disability, then each individual will be entitled to the same incremental benefits and payments listed under “Death,” except as noted below, and, to the extent applicable to each named executive officer, also may be entitled to the following incremental benefits and payments:

o
Ms. Richards would receive a lump sum payment of her benefit under the Company’s Supplemental Executive Retirement Plan (“SERP”), paid in lieu of annuity payments. However, the value of the lump sum payment is generally equal to the actuarial equivalent lump sum present value of the named executive officer’s single life annuity, rather than the SERP death benefit described above. The value of the lump sum payment is calculated using the factors described under “Supplemental Executive Retirement Plan” following the Pension Benefits Table above.

o	A lump sum payment of the severance amount indicated in the executive’s employment agreement minus any retention payments already paid to Mr. Lynch or Ms. Richards.

o
For Mr. Lynch or Ms. Richards, continuation of coverage that is equivalent to the Company’s current medical, dental and basic life insurance for up to 18 months. The quantification of this amount represents the present lump sum value of this benefit, which was calculated using employer monthly rates in effect on January 1, 2009. The quantification of this amount represents the total cost to the Company of providing this benefit. Mr. Couchman is not entitled to receive any benefits or to any benefit continuation.

Quantification of Payments:

Mr. Couchman: No additional benefits would be due.

Mr. Lynch . Total value of payments and benefits: $424,467. This amount is comprised of: $400,000, which equals the value of the cash severance payment under Mr. Lynch’s employment agreement; and $24,467, which equals the total cost to the Company of the continuation of medical, dental and basic life insurance for a period of up to 18 months.

Ms. Richards . Total value of payments and benefits: $1,699,355. This amount is comprised of: $1,304,052, which equals the lump sum value of the SERP benefit; $371,250, which equals the value of the cash severance payment under Ms. Richards’ employment agreement; $24,053, which equals the total cost to the Company of the continuation of medical, dental and basic life insurance for a period of up to 18 months; and the amounts listed for Ms. Richards (except for the SERP death benefit) under “Death – Quantification of Payments” above.

Termination Without Cause or Constructive Termination Without Cause. For purposes of our current named executive officers’ employment agreements, termination without cause generally means that the Company has elected to terminate the executive for any reason aside from those described under “Termination by the Company for Cause” above. The term of Mr. Couchman’s employment agreement ends on December 9, 2009.  The Company has provided notice to Mr. Lynch and Ms. Richards that it expects to terminate such named executive officers employment on May 15, 2009 and that such termination is a termination without cause.

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

Description and Quantification of Payments: If Mr. Lynch or Ms. Richards is terminated without cause or in the event that there is a constructive termination of the executive without cause, he or she will be entitled to the same incremental benefits and payments listed for that named executive officer under “Disability – Quantification of Payments” above, and, to the extent applicable to each named executive officer, also may be entitled to payment described directly below.

If any payments made to Mr. Lynch or Ms. Richards become subject to an excise tax under IRC Section 280G in connection with a change in control of the Company, then the Company will pay to the executive an additional “gross up” payment sufficient to ensure that the net after-tax amount retained by the executive is the same as if the excise tax had not applied. Our current named executive officers may be entitled to this payment if, as described under section (vi) of “Termination Without Cause or Constructive Termination Without Cause” directly above, any person or entity acquires the business of the Company, whether by virtue of the sale of the stock or assets of the Company and the individual has not been offered comparable employment from such person or entity. Based on the estimated amounts being used for this report, at the end of fiscal 2008, none of our named executive officers would have been subject to an excise tax upon the occurrence of such an event.

Approved Early Retirement or Normal Retirement.  Ms. Richards is entitled to certain payments and benefits upon approved early retirement or normal retirement, if the executive satisfies the necessary pre-conditions.  The executive must attain age 60 and have 10 years of service with the Company in order to be entitled to normal retirement payments and benefits. For purposes of the employment agreements, approved early retirement means that the executive voluntarily terminated employment with the Company at or after attaining age 55 (but before reaching the “normal” retirement age of 60) with at least 10 years of service, if such voluntary termination is approved in advance by the Compensation Committee.  At the end of the Company’s 2008 fiscal year, Ms. Richards would not have been entitled to payments or benefits upon retirement because she had not attained the age of 55.

Material Conditions and Obligations Applicable to the Receipt of Payments and Benefits. As a condition to receiving termination payments and benefits under any of the above scenarios, Mr. Lynch and Ms. Richards must sign a general release of any claims against the Company arising out of that executive’s employment. Each named executive officer is also subject to confidentiality and “cooperation in litigation” covenants that are not limited in duration. The employment agreements for Mr. Lynch and Ms. Richards also contain non-competition and non-solicitation clauses which remain in effect while the named executive officer is employed with the Company which restricts the named executive officer from generally engaging in business with Kmart or Sears or soliciting or otherwise interfering with relationships between the Company and its employees or agents. If a named executive officer breaches the confidentiality, cooperation in litigation, non-competition or non-solicitation clauses the Company has the right to terminate all payments and benefits to the executive and to seek injunctive relief.

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

Subject to approval by the Board, the Compensation Committee has been responsible for establishing policies that govern non-employee director compensation and for implementing, administering and interpreting non-employee director compensation plans, programs and policies.

Compensation Paid to Non-employee Directors

Non-employee directors receive a combination of cash and equity compensation.  Mr. Couchman, currently the only employee serving on the Board, has not received any separate compensation for his services as a director since becoming an employee on December 9, 2008.

Cash Compensation. Non-employee directors are entitled to receive an annual cash retainer of $50,000, plus expenses, which is paid quarterly in equal installments.

The Chairman of the Board received an additional annual cash retainer of $40,000.  However, effective January 1, 2009, his only compensation has been as President and Chief Executive Officer. The Audit Committee Chair receives an additional annual cash retainer of $10,000. The Board may request that certain directors perform additional services, from time to time, on behalf of the Board and may compensate those directors in the manner that the Board deems appropriate.  In fiscal 2008, Mr. Couchman received an additional $172,000 for the period from September through December 8, 2008 for his services as a director of assessing the Company’s preparedness for the wind-down as mentioned above.

Each eligible director may elect, prior to the end of the Company’s first fiscal quarter of the year, to receive in lieu of his or her cash director fees for that year, shares of fully vested Common Stock with a fair market value equal to the amount of those fees. However, with respect to any election made in, 2009, any shares of  Common Stock issued pursuant to an eligible director’s election to receive such shares in lieu of cash director fees for the 2009 calendar year,  were issued as restricted stock.  This restricted stock shall immediately vest upon stockholder approval of the Plan of Dissolution, but a portion of which may be subject to forfeiture by the director if (i) the amount of fees for services as a director is thereafter reduced by the Board in its sole direction or (ii) the director no longer continues as a director of the Company following such stockholder approval.  If stockholder approval is not obtained and neither forfeiture event occurs prior to the end of 2009, all such restricted stock shall fully vest on December 31, 2009.

Restricted Stock. As described above, the Company maintains an equity plan for its non-employee directors under which non-employee directors receive an annual grant of 10,000 shares of restricted Common Stock on the date of the annual meeting of stockholders, unless otherwise recommended by the Compensation Committee and approved by the Board. Non-employee directors did not receive this grant on the date of the 2008 Annual Meeting, however, on July 18, 2008, the Compensation Committee recommended and the Board approved a grant of 12,370 shares of restricted Common Stock under Director Stock Plan to each non-employee director.

Unless the Board determines otherwise at the time of grant, 50% of each award of restricted Common Stock vests on the first anniversary of the date of grant and 25% of each award vests on the second and third anniversary of the date of grant. Upon a director’s retirement or upon a change in control of the Company (which includes stockholder approval of the Plan of Dissolution), all unvested shares of restricted Common Stock will immediately vest.

Each director has all of the rights of a stockholder of the Company with respect to the restricted Common Stock, including the right to vote the stock and receive dividends. As a result, with respect to shares of restricted Common Stock held by them, our non-employee directors were entitled to receive the $1.00 per share cash distribution paid on June 3, 2008 to all stockholders of record as of the close of business on May 28, 2008 and will have a right to receive the cash distribution payable on May 6, 2009 to all stockholders of record as of the close of business on April 30, 2009 contingent upon stockholder approval of the Plan of Dissolution at the special meeting of stockholder to be held on May 5, 2009.

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for fiscal 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
DIRECTORS
Jonathan M. Couchman (3)	$ 262,420	$ 89,298	$ 23,465	$ 375,183
Eugene I. Davis	$ 50,000	$ 89,296	$ 23,465	$ 162,761
Adam W. Finerman (4)	$ 50,000	$ 64,806	$ 23,465	$ 138,271
Alan Kelly (5)	$ 55,000	$ 54,704	$ 23,465	$ 133,169
Gerald F. Kelly, Jr.	$ 50,000	$ 53,372	$ 23,465	$ 126,837
Michael O'Hara	$ 50,000	$ 58,733	$ 23,465	$ 132,198
Alan I. Weinstein (6)	$ 55,000	$ 47,297	$ 23,465	$ 125,762
Steven D. Scheiwe (4)	$ 50,000	$ 47,297	$ 20,965	$ 118,262

(1) The amounts listed in this column reflect the dollar amount recognized for financial statement reporting purposes, calculated in accordance with FAS 123R (excluding the impact of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in calculating these values is set forth in Note 19 to our audited financial statements in the Form 10-K for the fiscal year ended January 3, 2009.

All current non-employee directors received an award of 12,370 shares of restricted stock on July 18, 2008 with a grant date fair market value (computed in accordance with FAS 123R) of $48,243. At the end of the fiscal year, the aggregate number of restricted stock awards outstanding for our current directors and Mr. Couchman were as follows: Mr. Couchman, 25,352 shares: Mr. Davis, 25,352 shares; Mr. Finerman 25,352 shares; Mr. Alan Kelly 25,352 shares; Mr. Gerald F. Kelly Jr. 25,352 shares; Mr. O'Hara 25,352 shares; Mr. Weinstein 25,352 shares; and Mr. Scheiwe 22,852 shares. Our current directors and Mr. Couchman did not have any option awards outstanding at the end of the fiscal year.

(2) “All Other Compensation”, for Mr. Couchman, Mr. Davis, Mr. Finerman, Mr. Alan Kelly, Mr. Gerald Kelly Mr. O’Hara and Mr. Weinstein includes $23,465 paid as a cash distribution on June 3, 2008 at $1.00 per share on 23,465 shares of outstanding restricted stock.  “All Other Compensation” for Mr. Scheiwe includes $20,965 paid as a cash distribution on June 3, 2008 at $1.00 per share on 20,965 shares of outstanding restricted stock.

(3)  Mr. Couchman was a Director from January 1, 2008 through December 8, 2008.  Mr. Couchman elected to receive his full retainer ($50,000), plus his Chairman retainer ($40,000), in 20,000 shares of common stock.  Mr. Couchman also received $172,420 which was authorized by the Board for expanded wind down duties -$60,000 for each of the months of September and October and $52,420 based on $41,667 per month (prorated for partial months) for the period from November 1 through December 8, 2008. On December 9, 2008, Mr. Couchman signed an Employment Agreement with the Company as the Chief Wind Down Officer.  All compensation earned as a Director is included in the table above.  Compensation earned from December 9, 2008 through December 31, 2008 for Mr. Couchman is included in the Summary Compensation Table (refer to footnote number nine of the Summary Compensation Table for additional information).

(4) Messrs. Finerman and Scheiwe elected to receive their full retainer ($50,000) in 12,285 shares of restricted stock.

(5) Mr. Alan Kelly no longer served as a director following the 2008 Annual Meeting of Stockholders and therefore received a cash retainer of $5,000 for services as Chairman of the Audit Committee for the first half of 2008.

(6) Mr. Weinstein received a cash retainer of $5,000 for services as Chairman of the Audit Committee for the last half of 2008 (replacing Mr. Alan Kelly as Chairman).

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the best of our knowledge, information as to the ownership of our common stock held by (1) each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our directors and named executive officers; and (3) all of our directors and executive officers as a group. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons. The percentage of shares owned is based on 21,577,835 shares outstanding as of April 3, 2009.

	SHARES BENEFICIALLY OWNED (1)
NAME OF BENEFICIAL OWNER (2)	NUMBER		PERCENT
Jonathan M. Couchman	1,031,577	(4)	4.8%
Eugene I. Davis	61,003	(4)	•
Adam W. Finerman	89,796	(4)	•
Gerald F. Kelly, Jr.	43,335	(4)	•
Michael A. O’Hara	43,335	(4)	•
Steven D. Scheiwe	62,114	(4)	•
Alan I. Weinstein	43,335	(4)	•
Michael J. Lynch	3,375	(3)	•
Maureen Richards	80,769	(3)	•
All directors and executive officers as a group (10 persons)	1,458,639		6.8%
Gates Capital Management, Inc.(5), Gates Capital Partners, L.P.(6), ECF Value Fund, L.P.(7), ECF Value Fund II, L.P.(8), ECF Value Fund International, Ltd.(9) and Jeffrey L. Gates(10)	1,096,911	(11)	5.1%
Schultze Asset Management, LLC and George J. Schultze) 300 Westchester Avenue Purchase, NY 10577	2,012,659	(12)	9.3%
FMR Corp. and Edward C. Johnson 3d 82 Devonshire Street Boston, MA 02109	2,047,200	(13)	9.5%
• Represents beneficial ownership of less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes sole voting and investment power with respect to securities, and includes restricted or deferred shares.

(2) The business address of the directors and executive officers is Footstar, Inc., 933 MacArthur Boulevard, Mahwah, New Jersey 07430 201-934-2000.

(3) The amounts shown also include the following shares issuable pursuant to stock options which, as of April 3, 2009, were currently exercisable or would become exercisable within 60 days: Mr. Lynch, 3,375; Ms. Richards, 45,600.

(4) The amounts shown also include the following shares issuable pursuant to awards of restricted stock which would immediately vest upon shareholder approval of the Plan of Dissolution: Mr. Couchman, 22,852; Mr. Davis, 22,852; Mr. Finerman, 22,852; Mr. Kelly, 22.852; Mr. O’Hara, 22,852; and Mr. Weinstein, 22,852. Also includes, for each of Messrs. Davis, Finerman and Scheiwe, 17,668 shares of restricted stock which would immediately vest upon stockholder approval of the Plan of Dissolution, but a portion of which may be subject to forfeiture by such person if either (i) the amount of fees for service as a director is thereafter reduced by the Board in its sole discretion or (ii) such person no longer continues as a director of the Company following such stockholder approval.

(5)  1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(6) 1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(7)  c/o Gates Capital Management, Inc., 1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(8) c/o Gates Capital Management, Inc., 1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(9) c/o Trident Fund Services (B.V.I.) Limited, Trident Chambers, Wickhams Cay, P.O. Box 146, Road Town, Tortola, British Virgin Islands

(10) c/o Gates Capital Management, Inc., 1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(11) Based solely on the information reported in the Schedule 13G filed on January 16, 2009 by Gates Capital Management, Inc., Gates Capital Partners, L.P., ECF Value Fund, L.P., ECF Value Fund II, L.P., ECF Value Fund International, Ltd. and Jeffrey L. Gates.

(12) Based solely on the information reported in the Schedule 13D/A filed on March 4, 2009 by Schultze Asset Management, LLC and George J. Schultze.  On April 30, 2009 Schultze Asset Management, LLC and George J. Schultze filed a Schedule 13G/A reporting beneficial ownership of 2,225,459 shares.

(13) Based solely on the information reported in the Schedule 13G/A filed on February 14, 2006.

 ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

Company Policy and Procedure Regarding Transactions with Related Persons

The Board has determined the absence of any “related person transaction” since the beginning of 2008 involving any director, director nominee or executive officer of the Company, any known 5% stockholder of the Company or any immediate family member of any of the foregoing persons (together “related persons”). A “related person transaction” generally means a transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000 (determined without regard to the amount of profit or loss involved in the transaction) and in which a related person had or will have a direct or indirect material interest (as determined under SEC rules related to related person transactions).

On March 26, 2007, the Board adopted a written policy for the review and the approval or ratification of any related person transaction, which applies to any potential related person transactions which may be proposed after the adoption date of the policy. The policy applies to the “related person transactions” described above. Under the policy, a related person transaction requires the approval or ratification of the Audit Committee (or by the Chair of the Audit Committee in those situations in which the legal department, in consultation with the Chief Executive Officer or the Chief Financial Officer, determines that it is not practicable or desirable for the Company to wait until the next Audit Committee meeting for approval or ratification). Prior to approving or ratifying any transaction, the Audit Committee (or, if applicable, the Chair of the Audit Committee) must determine that the transaction is entered into in good faith and on fair and reasonable terms to the Company after considering the relevant facts and circumstances, including to the extent applicable, the related person’s relationship to the Company, his or her interest in the transaction, and the material facts and terms of the transaction. No related person is to participate in the review of a transaction in which he or she may have an interest.

During fiscal year 2008, no transactions were required to have been reviewed and considered under this policy.

Director Independence

The Company is not subject to the listing requirements of any securities exchange or Nasdaq because the Common Stock of the Company is quoted on the over-the-counter bulletin board. However, the Board has adopted the independence criteria established by Nasdaq for determining director independence and, for all Audit Committee members, the independence requirements of Nasdaq and the SEC for determining their independence. The Board has determined that of our current Board members each of Messrs. Davis, Finerman, Gerald Kelly, O’Hara, Scheiwe, and Weinstein are independent as defined under the listing requirements of Nasdaq. In making its determinations regarding these directors, the Board assessed all of the information provided by each director in response to inquiries concerning his independence and concerning any business, family, employment, transactional, or other relationship or affiliation of such director with the Company. A copy of the Company’s Director Independence Standards is available at the Corporate Governance section of the Company’s website at www.footstar.com.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees paid or payable for services rendered by Amper, Politziner & Mattia, P.C. and its affiliates (collectively “Amper Politziner & Mattia”) for fiscal 2008 and 2007 were as follows:

	2008	2007
Audit Fees (1)	$672,000	$713,000
Audit-Related Fees (2)	$22,000	$22,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total fees	$694,000	$735,000

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

 The services performed by our independent registered public accounting firm in fiscal 2008 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform. The policy also requires that requests or applications to provide services that require specific approval, in each of the specified categories, be presented to the Audit Committee for pre-approval together with a statement as to whether such request or application is consistent with application rules on auditor independence. Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

Any services for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee where fees do not exceed $50,000. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. Any proposed services exceeding the pre-approval fee levels require specific pre-approval by the Audit Committee. During fiscal 2008, the Audit Committee approved each new engagement of Amper, Politziner & Mattia, P.C. in advance.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTSTAR, INC.

Date: May 4, 2009	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
Chief Executive Officer and President

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer — Senior Vice President (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________________
*	Filed herewith