Form 10-Q
period 2009-04-04
FOOTSTAR INC
filed 2009-05-04
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-11681

FOOTSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3439443
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation for organization)
933 MacArthur Blvd., Mahwah, New Jersey 07430
(Address of principal executive offices including zip code)
(201) 934-2000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.) Yes ☑ No ☐
Number of shares outstanding of common stock, par value $.01 per share, as of April 30, 2009: 21,577,835.

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Statements of Operations — For the Three Months Ended April 4, 2009 (unaudited) and March 29, 2008 (unaudited)	3

Condensed Consolidated Balance Sheets — As of April 4, 2009 (unaudited) and January 3, 2009	4

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Three Months Ended April 4, 2009 (unaudited)	5

Condensed Consolidated Statements of Cash Flows — For the Three Months Ended April 4, 2009 (unaudited) and March 29, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 6. Exhibits	19

SIGNATURES	20

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

EX-31.1
EX-31.2
EX-32.1

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 4, 2009 and March 29, 2008
(Unaudited)
(in millions, except per share amounts)

	April 4, 2009	March 29, 2008
Revenue:
Net sales	$—	$117.9
Liquidation of inventory	2.5	—

Total revenue	2.5	117.9

Cost of sales	—	83.6

Gross profit	2.5	34.3
Store operating, selling, general and administrative expenses	4.7	35.2
Depreciation and amortization	—	1.8
Interest expense	—	0.3
Interest income	—	(0.4)

Loss before income taxes and discontinued operations	(2.2)	(2.6)
Income tax provision	—	0.2
Loss from continuing operations	(2.2)	(2.8)
Income from discontinued operations, net of taxes	—	1.3

Net loss	$(2.2)	$(1.5)

Net (loss) income per share:
Basic and diluted:
Loss from continuing operations	$(0.10)	$(0.13)
Income from discontinued operations	—	0.06

Net loss	$(0.10)	$(0.07)
Average common shares outstanding:
Basic and diluted	21.2	20.7

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	April 4, 2009
	(unaudited)	January 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$79.4	$56.6
Accounts receivable, net	0.2	56.8
Assets held for sale	6.2	6.2
Prepaid expenses and other current assets	7.1	8.3

Total current assets	92.9	127.9
Deferred charges and other assets	0.9	1.0

Total assets	$93.8	$128.9

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$0.2
Accrued expenses	9.3	19.2
Income taxes payable	0.4	1.3
Liability held for sale	1.7	2.0
Liabilities of discontinued operations	0.3	0.5

Total current liabilities	11.7	23.2
Other long-term liabilities	1.1	1.2

Total liabilities	12.8	24.4

Stockholders’ Equity:
Common stock $.0l par value: 100,000,000 shares authorized, 32,289,404 and 32,236,400 shares issued	0.3	0.3
Additional paid-in capital	330.4	330.1
Treasury stock: 10,711,569 shares at cost	(310.6)	(310.6)
Retained earnings	60.3	84.1
Accumulated other comprehensive income	0.6	0.6

Total stockholders’ equity	81.0	104.5

Total liabilities and stockholders’ equity	$93.8	$128.9

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(Unaudited)
(in millions, except share amounts)

							Accum-
							ulated
							Other
					Add’l		Compre-
	Common stock		Treasury Stock		Paid-in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance as of January 3, 2009	32,236,400	$0.3	10,711,569	$(310.6)	$330.1	$84.1	$0.6	$104.5
Comprehensive income:
Net loss	—	—	—	—	—	(2.2)	—	(2.2)

Total comprehensive loss								(2.2)
Special cash distribution	—	—	—	—	—	(21.6)	—	(21.6)
Common stock incentive plans	53,004	—	—	—	0.3	—	—	0.3

Balance as of April 4, 2009	32,289,404	$0.3	10,711,569	$(310.6)	$330.4	$60.3	$0.6	$81.0

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended April 4, 2009 and March 29, 2008
(Unaudited)
(in millions)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net cash provided by (used in) operating activities	$44.7	$(34.7)

Cash flows used in financing activities:
Special cash distribution paid	(21.6)
Payments on mortgage note	(0.3)	(0.3)

Net cash used in financing activities	(21.9)	(0.3)

Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	0.6

Net increase (decrease) in cash and cash equivalents	22.8	(34.4)
Cash and cash equivalents, beginning of period	56.6	53.8

Cash and cash equivalents, end of period	$79.4	$19.4

See accompanying notes to condensed consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
1. Nature of Company
Background
Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operated its businesses through its subsidiaries which principally operated as a retailer selling family footwear through licensed footwear departments in Kmart Corporation (“Kmart”) stores (our “Shoemart” business). These operations comprised substantially all of our sales and profits.
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
Expected Liquidation of the Company’s Business.
As part of its emergence from bankruptcy in February 2006, substantially all of the Company’s business operations consisted of running licensed footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement among Kmart, Sears Holding Corporation (“Sears”) and the Company (as amended, the “Kmart Agreement”). The Kmart Agreement expired by its terms at the end of 2008 and during 2009, the Company received $55.3 million from Kmart related to the liquidation sale of inventory.
In May 2008 the Board of Directors determined that it was in the best interests of the Company and its stockholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets, including its owned property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”). In May 2008, the Board of Directors approved a Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provides for the complete liquidation and ultimate dissolution of the Company after the expiration of the Kmart Agreement on December 31, 2008.
The Board amended the Original Plan on March 5, 2009. The Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan of Dissolution”) reflects technical and legal changes to the Original Plan consistent with Delaware corporate law and is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of stockholders. The Plan of Dissolution provides for the complete, voluntary liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described in the Plan and for distributions of available cash to stockholders as determined by the Board of Directors (the “Dissolution”). The Plan of Dissolution is being submitted for approval by stockholders at a special meeting scheduled to take place on May 5, 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
2. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The financial information set forth herein should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended January 3, 2009 filed with the SEC (the “2008 Annual Report”).
The results of operations for the three months ended April 4, 2009 are not necessarily indicative of results to be expected for the entire fiscal year ending January 2, 2010.
3. Summary of Significant Accounting Policies
As of April 4, 2009, there have been no material changes to any of our significant accounting policies.
4. Impact of Recently Issued Accounting Standards
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“Statement”) No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the changes associated with adoption of this FSP to have a material impact on the Company’s results of operations, financial condition or liquidity.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the changes associated with adoption of this FSP to have a material impact on the Company’s results of operations, financial condition or liquidity.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Effective January 4, 2009, we implemented Statement No. 157, Fair Value Measurements (“SFAS 157"), for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The implementation of SFAS 157 for our nonfinancial assets and liabilities did not have a material effect on our financial statements. Pursuant to Statement No. 157, Fair Value Measurements, the fair value of our cash and cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded value of the mortgage approximates its current fair value since the obligation is expected to be settled within 9 months.
5. Reduction in Workforce
As previously discussed, the Company is in the process of winding down its business. In connection with this anticipated wind-down, on April 24, 2008 and on May 28, 2008, the Board of Directors of the Company approved a plan to reduce operating expenses and align its workforce with its anticipated staffing needs by reducing the Company’s workforce by approximately 236 employees. The Company notified these employees of their estimated termination dates, which ranged from June 28, 2008 through May 15, 2009. The Company currently has approximately 30 employees to assist in the wind-down and anticipates it will continue to reduce the number of its employees to 10 or fewer by the end of June 2009 as it winds-down. The Company expects to incur cash charges of approximately $9.5 million for one-time severance costs and $1.9 million for benefit costs associated with these employees, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date. For the three-month period ended April 4, 2009 the Company recorded severance and benefit charges totaling $1.1 million, included within store operating, selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The Company has recorded severance and benefit charges totaling $11.0 million, of which $8.2 million was included within store operating, selling, general and administrative expenses and $2.8 million was included within cost of sales since the Board of Directors approval of this plan. Cash payments to terminated employees totaling $5.4 million were paid during the three-month period ended April 4, 2009. As of April 4, 2009 the Company had an accrual of $2.5 million relating to severance and benefit costs included in accrued expenses. In order to continue to retain key employees as it winds down its businesses the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.
The following are reconciliations of the beginning and ending severance and benefit costs accrual for the three-month period ended, and the plan inception date to April 4, 2009 (in millions):

	Three-month period	Plan inception to
	April 4, 2009	April 4, 2009

Beginning balance of termination benefits accrual	$6.8	$—
Costs charged to expense	1.1	11.0
Cash payments	(5.4)	(8.5)

Ending balance of termination benefits accrual	$2.5	$2.5

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
6. Discontinued Operations
In April 2008, the Company entered into an agreement with CVS Pharmacy, Inc. (“CVS”), pursuant to which CVS agreed to assume any and all of the Company’s obligations with respect to an environmental remediation project relating to a landfill that has been designated as a superfund site which was used by one of the Company’s former manufacturing facilities that was closed over 20 years ago. The assumption by CVS eliminated the previously recorded obligation of $1.6 million for cash consideration of $0.9 million resulting in a gain of $0.7 million, net of tax, included in income from discontinued operations.
In addition, the Company received $0.6 million, net of tax, due to a settlement of a class action lawsuit relating to the Company’s Athletic segment, which was discontinued in 2004.
Net sales, operating income, interest expense and income from discontinued operations for the three months ended April 4, 2009 and March 29, 2008 were as follows (in millions):

	2009	2008
Net Sales	$—	$—
Operating income from discontinued operations	—	1.3
Interest expense	—	—
Provision for income taxes	—	—
Income from discontinued operations	$—	$1.3
7. Assets and Liability Held For Sale
In connection with the anticipated wind-down of the Kmart business, the Company has been marketing its Mahwah Real Estate which has been classified as assets held for sale. As of April 4, 2009, the Company estimates that the fair value of the assets held for sale, less estimated closing costs, is approximately $6.2 million. The assets held for sale are summarized as follows:

Building and improvements	$20.3
Less accumulated depreciation	(17.3)

3.0
Land	3.2

Assets held for sale	$6.2

The Company’s mortgage assumed in connection with the purchase of the Mahwah Real Estate, totaling approximately $1.7 million as of April 4, 2009, has been classified as liability held for sale. We believe that the recorded value of the mortgage approximates its current fair value since the obligation is expected to be settled within 9 months.
8. Liabilities Related to Discontinued Operations
Liabilities related to discontinued operations consisted of accrued expenses of $0.3 million at April 4, 2009 and $0.5 million at January 3, 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
9. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net (loss) income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net (loss) income available to common stockholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contracts or obligations to issue common stock were exercised or converted.
The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

	Three Months Ended
	April 4, 2009	March 29, 2008
Average shares outstanding	21.2	20.6
Average contingently issuable shares (1)	—	0.1

Average shares outstanding — basic	21.2	20.7

Average shares outstanding — diluted (2)	21.2	20.7

(1)	Represents shares earned under our stock incentive plans

(2)	The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the three months ended April 4, 2009 and March 29, 2008, we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 514,335 shares for the three months ended April 4, 2009 and 926,598 shares for the three months ended March 29, 2008.
10. Comprehensive Loss
The components of comprehensive loss consisted of the following (in millions):

	Three Months Ended
	April 4, 2009	March 29, 2008
Comprehensive Loss:
Net loss	$(2.2)	$(1.5)
Defined postretirement benefit plan, net of tax:
Amortization of prior service credit	—	(0.3)
Amortization of actuarial gain	—	(0.1)

Comprehensive loss	$(2.2)	$(1.9)

11. Income Taxes
The 2008 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset income. The Company did not have any operations in these locations during the period ended April 4, 2009.
As of April 4, 2009, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
12. Commitments and Contingencies
Litigation Matters
We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe that any of them will have a material adverse effect on our financial position.
13. Special Cash Distribution
On January 8, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. The special cash distribution of $21.6 million was paid on January 27, 2009.
On April 20, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $2.00 per common share. The special cash distribution is payable on May 6, 2009 to holders of record at the close of business on April 30, 2009. The payment of the special cash distribution is contingent upon stockholder approval of the Plan of Dissolution at a special meeting scheduled to take place on May 5, 2009.
14. Letters of Credit
We enter into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of April 4, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $5.5 million, with Bank of America as issuing bank. In connection therewith, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral. Amounts will be refunded to the Company as the letters of credit are reduced, terminated or expired. Amounts are included in prepaid expenses.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:
•	the impact of any dividends or any other special distributions to stockholders on the Company’s future cash requirements and liquidity needs, both in connection with the wind-down of the Company’s operations and all contingencies;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
•	the Plan of Dissolution and our Dissolution are subject to approval and adoption by the Company’s stockholders;
•	under the Plan of Dissolution, the Company’s remaining assets would be disposed of, known liabilities would be paid or provided for and reserves would be established for contingent liabilities, with only any remaining assets available for ultimate distribution;
•	uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the Plan of Dissolution and our Dissolution, there can be no assurance as to the amount of any cash or other property that may potentially be distributed to stockholders or the timing of any distributions;
•	there can be no assurance that additional issues will not arise in connection with the obligations that continue beyond the expiration of the Kmart Agreement;
•	we do not expect to be able to fully realize the benefits of our net operating loss carry forwards; and
•	the difficulty of selling the Company’s Mahwah Real Estate on satisfactory terms, taking into account the current decline in the economic conditions and the current disruption in the capital and credit markets.
Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future. Actual results, operations, performance, events, plans and expectations may differ materially from our current expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q, other than as included in our future required SEC filings, or as may otherwise be legally required.
RECENT EVENTS
On January 8, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. This special cash distribution totaling $21.6 million was paid on January 27, 2009.
On February 4, 2009, the Rights Agreement dated as of March 8, 1999, as amended as of May 31, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent, was amended by Amendment No. 2, pursuant to which the terms of the outstanding preferred share purchase rights were amended in order to protect stockholder value by attempting to prevent a possible limitation on the Company’s ability to use its U.S. net operating loss carryovers. The Company has experienced significant losses in the United States, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules and regulations promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. To the extent that the net operating losses do not otherwise become limited, the

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Company believes that it may be able to utilize a significant portion of such losses and, therefore, these net operating losses could be a substantial asset to the Company. However, if the Company experiences an “ownership change” as defined in Section 382 of the Code, the Company’s ability to use the net operating losses could be severely limited.
The Board of Directors adopted the Plan of Dissolution on March 5, 2009 and directed that the Plan of Dissolution be submitted for stockholder approval at a special meeting of stockholders on May 5, 2009. The Plan of Dissolution will take effect on the date that it is approved by our stockholders.
If the Plan of Dissolution is approved by the stockholders, we anticipate that our activities will be limited to actions we deem necessary or appropriate to accomplish, inter alia, the following:
•	filing a certificate of dissolution with the Secretary of State of Delaware and, thereafter, remaining in existence as a non-operating entity for at least three years as required under Delaware law;

•	complete the sale or liquidation of the Company’s remaining assets that are held for sale, principally consisting of the Mahwah Real Estate, which may include, without limitation, entering into commercial leases to enhance or facilitate the disposition of real estate if advisable;

•	collecting, or providing for the collection of, accounts receivable, debts and other claims owing to the Company;

•	paying, or providing for the payment of, our debts and liabilities, including both known liabilities and those that are contingent, conditional, unmatured or unknown, in accordance with Delaware law;

•	winding up our remaining business activities and withdrawing from any jurisdiction in which we remain qualified to do business;

•	complying with the SEC’s filing requirements for so long as we are required to do so;

•	making ongoing tax and other regulatory filings; and

•	preparing to make, and making, distributions to our stockholders of any liquidation proceeds that may be available for such distributions.
Under Delaware law, following approval of the Plan of Dissolution and subject to the terms of the Plan of Dissolution, our Board of Directors may take such actions as it deems necessary or appropriate in furtherance of the Dissolution and the winding up of the Company’s affairs.
On April 20, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $2.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. This special cash distribution, is payable on May 6, 2009 to holders of record on April 30, 2009. The payment of the distribution is contingent upon approval of the Plan of Dissolution at the special meeting of stockholders to be held on May 5, 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Results of Operations — Three months ended April 4, 2009 versus
Three months ended March 29, 2008
The following is a discussion of the results of operations for the three months ended April 4, 2009 compared with the three months ended March 28, 2008 (in millions):
First Quarter Fiscal 2009 versus First Quarter Fiscal 2008

			% of Sales -	% of Sales -
	2009	2008	2009	2008
Net Sales	$—	$117.9
Liquidation of Inventory	2.5	—

Total Revenues	2.5	117.9	100.0	100.0

Gross Profit	2.5	34.3	100.0	29.1
Store Operating, Selling, General and Administrative Expenses	4.7	35.2	188.0	29.9
Depreciation/Amortization	—	1.8	—	1.5

Operating Loss	$(2.2)	$(2.7)	(88.0)	(2.3)

Net Sales
For the first fiscal quarter of 2009, due to the termination of the Kmart Agreement, there were no net sales.
Liquidation of Inventory
Liquidation of inventory in the first fiscal quarter of 2009 represents the amount received from Kmart relating to disputed amounts of the liquidation of the inventory on hand as of December 31, 2008.
Store Operating, Selling, General and Administrative Expenses
Store operating, selling, general and administrative expenses for the first fiscal quarter of 2009 primarily represent costs associated with the wind-down of the Company, including compensation and benefits ($3.4 million), facility costs ($0.3 million), professional fees ($0.7 million) and other miscellaneous costs ($0.3 million).
Depreciation and Amortization
All the Company’s assets were fully depreciated as of January 3, 2009, with the exception of the Mahwah Real Estate, which has been accounted for as held for sale, and therefore no depreciation expense was recorded in the first fiscal quarter of 2009.
Operating Loss
Operating loss decreased to an operating loss of $2.2 million in the first fiscal quarter of 2009 compared with operating loss of $2.7 million in the first fiscal quarter of 2008 primarily for the reasons described above.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Liquidity and Capital Resources
Our primary uses of cash are funding wind-down and operating expenses. The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the anticipated wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. The Amended Credit Facility dated May 9, 2008, between the Company and the Bank of America, N.A. (the “Amended Credit Facility”), matured on December 31, 2008 and all amounts due thereunder were paid as of that date. At April 4, 2009, we had cash and cash equivalents of approximately $79.4 million.
On January 8, 2009, the Company announced that its Board of Directors declared another $1.00 per share special cash distribution to stockholders of record as of January 20, 2009. The distribution totaling $21.6 million was paid on January 27, 2009 from current balances in cash and cash equivalents.
On April 20, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $2.00 per common share. The special cash distribution is payable on May 6, 2009 to holders of record at the close of business on April 30, 2009. The payment of the special cash distribution is contingent upon stockholder approval of the Plan of Dissolution at a special meeting scheduled to take place on May 5, 2009.
Net cash provided by operating activities for the first three months of 2009 was $44.7 million, primarily consisting of a decrease in accounts receivable of $56.6 million (primarily related to the liquidation of our inventory on hand as of December 31, 2008) and miscellaneous items of $0.2 million partially offset by net loss from continuing operations of $2.2 million and a decrease of accrued expenses of $9.9 million.
Factors that could affect our short and long term liquidity relate primarily to the final wind-down of the businesses and include, among other things, the payment of any further dividends or distributions, our ability to sell our Mahwah Real Estate on acceptable terms and the timing of any such sale, and managing costs associated with the management, liquidation and dissolution of the Company.
The Board of Directors approved the Plan of Dissolution on March 5, 2009, which is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of stockholders. The Plan of Dissolution provides for the complete liquidation of the Company by providing for the sale of the Company’s remaining assets and the wind-down of the Company’s business as described in the Plan of Dissolution and for distributions of available cash to stockholders as determined by the Board of Directors.
Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least the next twelve months.
During the first fiscal quarter of 2009, the Company received proceeds of $55.3 million in connection with the sale of inventory to Kmart pursuant to the Kmart Agreement. In addition, during the first fiscal quarter of 2009, the Company received proceeds of $1.3 million in connection with the sale of its remaining Rite-Aid inventory.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
If our stockholders approve the Plan of Dissolution, then after filing our certificate of dissolution with the Delaware Secretary of State, we plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. We plan to then establish a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to stockholders as and when our Board of Directors deems appropriate. Contingent upon such approval by stockholders, on May 6, 2009 we also intend to pay a special cash distribution to stockholders in the amount of $2.00 per common share to record holders as of April 30, 2009. We intend to distribute remaining liquidation proceeds as promptly as practicable following the sale or liquidation of our remaining assets, subject to payment or provisions for the payment of known obligations and establishing a contingency reserve. It is possible that unanticipated lawsuits or other claims will be asserted against us, which could result in certain distributions to our stockholders being delayed for possibly several years until the resolution of any such lawsuit or claim. Any sales of our assets will be made in private or public transactions and on such terms as are approved by our Board of Directors. Under the Plan of Dissolution, we may, if we deem it advisable, enter into commercial leases to enhance or facilitate the disposition of our real estate.
Subject to the payment or the provision for payment of our indebtedness and other obligations, we expect to distribute from time to time pro rata to the holders of our common stock any cash on hand, together with the cash proceeds of any sales of our remaining assets. While the Plan of Dissolution permits us to distribute non-cash assets to our stockholders, we do not anticipate making such non-cash distributions. We intend to establish a reserve, referred to as the contingency reserve, in an amount determined by our Board of Directors to be sufficient to satisfy potential liabilities, expenses, and obligations. We intend that the net balance, if any, of any contingency reserve remaining after payment, provision, or discharge of all of our liabilities, expenses, and obligations will also be distributed to our stockholders pro rata.
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
We enter into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of April 4, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $5.5 million, with Bank of America as issuing bank. Accordingly, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral. Amounts held in the L/C Cash Collateral will be refunded to the Company as letters of credit are reduced, terminated or expire, which the Company expects will be during 2009.
Critical Accounting Estimates
Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting estimates that require

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
The critical accounting estimates and related risks described in the 2008 Annual Report are those that depend most heavily on these judgments and estimates. As of April 4, 2009, there have been no material changes to any of the critical accounting estimates contained in the 2008 Annual Report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Derivatives
As of April 4, 2009, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.
Interest Rates
As of April 4, 2009, the Company had a mortgage totaling $1.7 million which bears a fixed annual rate of interest of 8.08% and $5.5 million of cash collaterized standby letters of credit outstanding.
Foreign Exchange
We do not have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.
ITEM 4. Controls and Procedures
The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, Senior Vice President, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our President and Chief Executive Officer and Chief Financial Officer — Senior Vice President, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
provide reasonable assurance of achieving their control objectives. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer — Senior Vice President concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
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
ITEM 1A. Risk Factors
There have been no material changes to the Company’s risk factors from those disclosed in the 2008 Annual Report. The risk factors included in the 2008 Annual Report, under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis — Factors to Consider”, should be reviewed and considered.
See “Forward-Looking Statements” in Part I, Item 2 for additional risk factors to consider.
ITEM 6. Exhibits
4.1	Amendment No. 2 to Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.1	Amendment to the 2006 Non-Employee Director Stock Plan as of March 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer — Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Footstar, Inc.

Date: May 4, 2009	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman President and Chief Executive Officer

Date: May 4, 2009	By:	/s/ Michael J. Lynch
Michael J. Lynch
Chief Financial Officer - Senior Vice President

Date: May 4, 2009	By:	/s/ Craig M. Haines
Craig M. Haines
Vice President, Controller, Principal Accounting Officer