Form 10-Q
period 2009-07-04
FOOTSTAR INC
filed 2009-08-13
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.) Yes ☑ No ☐
Number of shares outstanding of common stock, par value $.01 per share, as of August 10, 2009: 21,575,404

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Consolidated Condensed Statements of Operations — For the period of January 4, 2009 through May 5, 2009 (unaudited) and Consolidated Condensed Statements of Operations — For the period of April 5, 2009 through May 5, 2009 (unaudited) and Three Months Ended June 28, 2008 (unaudited) and Six Months Ended June 28, 2008 (unaudited) (Going Concern Basis)	3

Consolidated Condensed Statement of Net Assets July 4, 2009 (Liquidation Basis - unaudited) and Consolidated Condensed Balance Sheet (Going Concern Basis — audited) January 3, 2009	4

Consolidated Condensed Statement of Changes in Net Assets in Liquidation — For the period May 6, 2009 through July 4, 2009 (Liquidation Basis — unaudited)	5

Consolidated Condensed Statements of Cash Flows Period Ended May 5, 2009 (unaudited) and Six Months Ended June 28, 2008 (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.	23

ITEM 4. Controls and Procedures.	23

PART II. OTHER INFORMATION	24
ITEM 1. Legal Proceedings.	24

ITEM 1A. Risk Factors.	24

ITEM 4. Submission of Matters to a Vote of Security Holders.	27

ITEM 6. Exhibits.	27

SIGNATURES	27

31.1 Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-31.1
EX-31.2
EX-32.1

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Condensed Statements of Operations — For the period of January 4, 2009 through May 5, 2009 (unaudited) and
Consolidated Condensed Statements of Operations — For the period of April 5, 2009 through May 5, 2009 (unaudited) and Three Months Ended June 28, 2008
(unaudited) and Six Months Ended June 28, 2008 (unaudited) (Going Concern Basis)
(in millions, except per share amounts)

	For the period	For the period
	April 5, 2009 to	January 4,	Three Months Ended	Six Months Ended
	May 5, 2009	2009 to May 5, 2009	June 28, 2008	June 28, 2008
Revenue
Net Sales	$—	$—	$153.2	$271.1
Liquidation of inventory	—	2.5	—	—

Total revenue	—	2.5	153.2	271.1
Cost of revenue			104.9	188.5

Gross Profit	—	2.5	48.3	82.6
Store operating, selling, general and administrative expenses	1.7	6.5	38.5	73.7
Depreciation and amortization	—	—	1.0	2.8
Gain on cancellation of retiree benefit plan	—	—	(22.3)	(22.3)

Other expense	(0.2)	(0.3)	—	—
Interest Expense	—		0.4	0.6
Interest Income			(0.2)	(0.5)

Income (loss) before income taxes and discontinued operations	(1.5)	(3.7)	30.9	28.3
Income tax provision	—	—	0.5	0.7
Income (loss)from continuing operations	(1.5)	(3.7)	30.4	27.6
Income from discontinued operations, net of taxes				(1.3)

Net income (loss)	$(1.5)	$(3.7)	$30.4	$28.9

Net income (loss) per share:
Basic :
Income (loss) from continuing operations	$(0.07)	$(0.17)	$1.46	$1.33

Income (loss) from discontinued operations	—	—	—	0.06
Net income (loss):	$(0.07)	$(0.17)	$1.46	$1.39

Diluted:
Income (loss) from continuing operations	(0.07)	(0.17)	$1.44	$1.31
Income (loss) from discontinued operations	—	—	—	0.06
Net income (loss)	$(0.07)	$(0.17)	$1.44	$1.37

Average common shares outstanding
Basic :	21.4	21.3	20.8	20.8

Diluted:	21.4	21.3	21.2	21.1

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Condensed Statement of Net Assets July 4, 2009 (Liquidation Basis —
unaudited) and Consolidated Condensed Balance Sheet (Going Concern Basis — audited)
January 3, 2009
($ in millions)

	July 4, 2009
	(Unaudited)	January 3, 2009
Current assets:
Cash and cash equivalents	$27.2	$56.6
Receivables and other	—	56.8
Prepaid expenses	5.8	8.3
Real Estate	6.2	6.2

Total current assets	39.2	127.9
Other assets	0.2	1.0

Total assets	$39.4	$128.9

Current liabilities:
Accounts Payable	0.1	0.2
Accrued Expenses	7.4	19.2
Income Tax Payable	0.4	1.3
Liability held for sale	—	2.0
Liabilities of discontinued operations	—	0.5

Total current liabilities	7.9	23.2
Other long term liabilities	7.2	1.2

Total liabilities	15.1	24.4
Shareholders’ equity		104.5

Total liabilities and shareholders’ equity		$128.9

Net Assets in Liquidation	$24.3

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Condensed Statement of Changes in Net Assets in Liquidation — For the period May 6, 2009 through July 4, 2009
(Liquidation Basis — unaudited)
($ in millions)

For the period
May 5, 2009 to
July 4, 2009
Shareholders’ Equity at May 5, 2009	$80.0
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(1.2)
Accrued cost of liquidation	(10.0)

Net Assets in Liquidation May 5, 2009	68.8
Cash distribution to shareholders	(43.2)

Costs incurred from May 6, 2009 to July 4, 2009	(1.3)

Net Assets in Liquidation July 4, 2009	$24.3

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Consolidated Condensed Statements of Cash Flows Period Ended May 5, 2009 (unaudited) and Six Months Ended June 28,
2008 (unaudited)

	For the period
	January 4, 2009	Six Months
	to	Ended
	May 5, 2009	June 28, 2008
Net cash (used in) provided by operating activities	$43.9	$(16.1)

Cash flows provided by investing activities
Proceeds from sale of intellectual property		13.0

Net cash provided by (used) in investing activities	—	13.0

Cash flows used in financing activities
Special cash distribution paid	(21.6)	(21.3)
Payments on Mortgage Note	(0.7)	(0.6)

Net cash use in financing activities	(22.3)	(21.9)
Cash flows from discontinued operations:
Activities
Net increase (decrease) in cash - discontinued operations	—	0.6

Net increase (decrease) in cash and cash equivalents	21.6	(24.4)
Cash and cash equivalents, beginning of period	56.6	53.8

Cash and cash equivalents, end of period	$78.2	$29.4

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
1. Nature of Company
Background
Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operated its businesses through its subsidiaries which principally operated as a retailer selling family footwear through licensed footwear departments in Kmart Corporation (“Kmart”) stores. These operations comprised substantially all of our sales and profits.
Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court (“Court”).
On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest.
Dissolution and Liquidation of the Company’s Business
As part of its emergence from bankruptcy in February 2006, substantially all of the Company’s business operations consisted of running licensed footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement among Kmart, Sears Holding Corporation (“Sears”) and the Company (as amended, the “Kmart Agreement”). The Kmart Agreement expired by its terms at the end of 2008 and during the first fiscal quarter of 2009, the Company received approximately $55.3 million from Kmart related to the liquidation sale of inventory.
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
The Plan of Dissolution was approved by stockholders at a special meeting on May 5, 2009. Also on May 5, 2009, the Company filed a certificate of dissolution with the Secretary of State of Delaware, which commenced a three-year statutory liquidation process. On May 6, 2009 the stockholders of record on April 30, 2009 were paid a special cash distribution in the amount of $2.00 per share. The Company began implementing the Plan of Dissolution immediately following its approval.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
2. Basis of Presentation
The consolidated financial statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the fiscal year ended January 3, 2009. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.
Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted. The results for any interim period are not necessarily indicative of the results to be expected for a full year.
The consolidated financial statements for the period January 4, 2009, through May 5, 2009 and for all periods presented for fiscal 2008 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the stockholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.
The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities at fair value as of May 6, 2009, the date of adoption of the liquidation basis of accounting:

($ in millions)
Adjust assets and liabilities to fair value:
Write down of Other Assets	$1.2

Total	$1.2

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Accrued Cost of Liquidation
Under the liquidation basis of accounting, the Company has accrued for the known costs to be incurred in liquidation, as follows:

($ in millions)
Compensation and Benefits Costs	$3.3

Professional Fees, Board of Director Fees, and Insurance Costs	2.8

General Administrative and Other Costs	1.5

Headquarter Building Costs	2.4

Total Estimated Expenses	$10.0

The Company recorded a $10.0 million liquidating expense accrual to adjust its assets and liabilities to fair value. The conversion required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded a $10.0 million liquidating expense accrual on its balance sheet as of May 5, 2009, the date of adoption of the liquidation basis of accounting. The Company converted to liquidation accounting effective May 6, 2009.
The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period. On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to stockholders.
The Company expects to make further distributions to its stockholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust). The amounts reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses. Each shareholder will receive his or her pro rata share of each distribution based on the number of shares held on the record date for such distribution.
If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities (i.e. Office Lease Guarantee, etc) as more fully discussed in Note 9, it may determine to transfer its remaining assets and liabilities to a liquidating trust.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
3. Impact of Recently Issued Accounting Standards
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“Statement”) No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations, financial condition or liquidity due to the Company’s recent adoption of liquidation accounting which requires the assets to be carried at fair value.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations, financial condition or liquidity.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which became effective for periods ended after June 15, 2009. The statement requires the Company to evaluate subsequent events through the date the consolidated financial statements are filed with the SEC. Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009, and has concluded that, other than as noted below, there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.
Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).
The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
(In millions)	Balance at	Identical Items	Inputs	Unobservable
Description	July 4, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Cash	$1.4	$1.4	$—	$—

Money Market Funds	25.8	25.8	—	—
Money Market Funds – money market funds are valued using quoted market prices. Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.
4. Reduction in Workforce
The Company currently has five employees, including one officer, to assist in the liquidation process. Cash payments to terminated employees totaling approximately $5.5 million were paid during the reporting period of January 4, 2009 to May 5, 2009. As of July 4, 2009, the Company had an accrual of approximately $100,000 relating to severance and benefit costs included in accrued expenses. In order to continue to retain key employees as it liquidates its businesses, the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.
The following are reconciliations of the beginning and ending severance and benefit costs accrual for the three-month period ended and for the six-month period ended July 4, 2009 (in millions):

	For the period	For the period	For the period	For the period
	May 6, 2009 to	January 4, 2009	April 5, 2009 to	January 4, 2009 to
	July 4, 2009	to July 4, 2009	May 5, 2009	May 5, 2009

Beginning balance of termination benefits accrual	$2.6	$6.8	$2.5	$6.8
Costs charged to expense	(0.1)	1.2	0.2	1.3
Cash payments	(2.4)	(7.9)	(0.1)	(5.5)

Ending balance of termination benefits accrual	$0.1	$0.1	$2.6	$2.6

5. Real Estate
In connection with the expiration of the Kmart Agreement, the Company has been marketing its Mahwah Real Estate which was classified as assets held for sale at January 3, 2009. As of July 4, 2009, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
The Company’s mortgage, assumed in connection with the purchase of the Mahwah Real Estate, totals approximately $1.3 million and is included in accrued expense as of July 4, 2009. We believe that the recorded value of the mortgage approximates its current fair value since the obligation is expected to be settled within 9 months.
6. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net (loss) income available for common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net (loss) income available to common stockholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contract or obligations to issue common stock were exercised or converted.
The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

	For the		Three
	period April	For the period	Months	Six Months
	5, 2009 to	January 4, 2009 to	Ended June	Ended June
	May 5, 2009	May 5, 2009	28, 2008	28, 2008
Average shares outstanding	21.4	21.3	20.8	20.7
Average contingently issuable shares (1)	—	—	—	0.1
Average shares outstanding – basic	21.4	21.3	20.8	20.8

Average shares outstanding – diluted	21.4	21.3	21.2	21.1

(1)	The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS. During the period of April 5, 2009 to May 5, 2009 and January 4, 2009 to May 5, 2009 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation. Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 260,125 shares for the period of April 5, 2009 to May 5, 2009 and for the period of January 4, 2009 to May 5, 2009

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
7. Comprehensive Income (Loss)
The components of comprehensive income (loss) consisted of the following (in millions):

	For the period
	April 5,	For the period	Three Months	Six Months
	2009 to	January 4, 2009 to	Ended	Ended June
	May 5, 2009	May 5, 2009	June 28, 2008	28, 2008

Comprehensive Income (Loss):
Net loss	$(1.5)	$(3.7)	$30.4	$28.9
Defined postretirement benefit plan, net of tax:	—	—	(7.7)	(7.7)
Amortization of prior service credit	—	—	(0.3)	(0.6)
Amortization of actuarial gain	—	—	(0.1)	(0.2)

Comprehensive Income (Loss)	$(1.5)	$(3.7)	$22.3	$20.4

8. Income Taxes
The 2008 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset income. The Company did not have any operations in these locations during the period ended July 4, 2009.
As of July 4, 2009, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.
9. Commitments and Contingencies
Litigation Matters
The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the final liquidation of the Company. While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims.
In connection with the Company’s discontinued operations in 1995, the Company entered into two subleases of locations formerly occupied by its Thom McAn stores. One of these subleases expired on December 31, 2008. The other lease expires effective February 1, 2014. The Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue.
10. Special Cash Distribution
On January 8, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $1.00 per common share. The Company recorded this

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
distribution effective the date the declaration was made by the Board of Directors. The special cash distribution of approximately $21.6 million was paid on January 27, 2009 to holders of record at the close of business on January 20, 2009.
On April 20, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $2.00 per common share. The special cash distribution of approximately $43.2 million was paid on May 6, 2009 to holders of record at the close of business on April 30, 2009.
The aggregate amount of any remaining liquidation distribution to our stockholders is expected to be in the range of $.99 to $1.13 per common share. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to stockholders or the timing of any such distributions. Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:
1)	the ultimate amount of our known, unknown and contingent debts and liabilities;
2)	the fees and expenses incurred by us in the liquidation of our assets; and
3)	the ultimate proceeds from the sale of the Mahwah Real Estate.
As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates.
11. Letters of Credit
We entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of July 4, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $5.5 million, with Bank of America as issuing bank. In connection therewith, Bank of America has been granted a first priority security interest and lien upon the L/C. Cash Collateral. Amounts will be refunded to the Company as the letters of credit are reduced, terminated or expired. Amounts are included in prepaid expenses.
12. Stock Options
The Company has adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options, with the following average assumptions.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award. Stock option expense relating to stock options was $0 for each of the periods of January 4, 2009 through May 5, 2009 and April 5, 2009 through May 5, 2009. A summary of option activity as of July 4, 2009 and changes during the six months ended July 4, 2009 is presented below.

		Weighted Average
	Shares	Exercise Price
Balance : January 3, 2009	323,725	$30.58

Granted	—	—

Exercised	—	—
Forfeited or Exercised	63,600	$25.79

Balance : July 4, 2009	260,125	$31.75

Options Exercisable: July 4, 2009	260,125	$31.75
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:
•	the impact of any dividends or any other special distributions to stockholders on the Company’s future cash requirements and liquidity needs, both in connection with the wind-down of the Company’s operations and all contingencies;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
•	under the Plan of Dissolution, the Company’s remaining assets will be disposed of, known liabilities will be paid or provided for and reserves will be established for contingent liabilities, with only any remaining assets available for ultimate distribution;
•	uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the Plan of Dissolution and our Dissolution, there can be no assurance as to the amount of any cash or other property that may potentially be distributed to stockholders or the timing of any distributions;
•	we do not expect to be able to fully realize the benefits of our net operating loss carry forwards; and
•	the difficulty of selling the Mahwah Real Estate on satisfactory terms, taking into account the current decline in the economic conditions and the current disruption in the capital and credit markets.
Because the information in this Quarterly Report on Form 10-Q is based solely on data currently available, it is subject to change and should not be viewed as providing any assurance regarding our future. Actual results, operations, performance, events, plans and expectations may differ materially from our current expectations and the differences may be material, individually or in the aggregate, to our business, financial condition, and results of operations, liquidity and prospects. Additionally, we do not plan to update any of our forward-looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q, other than as included in our future required SEC filings, or as may otherwise be legally required.
The following discussion should be read in conjunction with the unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
RECENT EVENTS
On April 20, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $2.00 per common share. The Company recorded this distribution effective the date the declaration was made by the Board of Directors. This special cash distribution of approximately $43.2 million was paid on May 6, 2009 to holders of record on April 30, 2009.
Following stockholder approval of the Plan of Dissolution on May 5, 2009 and the filing of a certificate of dissolution with the Delaware Secretary of State that day, the Plan of Dissolution took effect. Since May 5, 2009, pursuant to the Plan of Dissolution our activities have been limited to actions we deem necessary or appropriate to accomplish, inter alia, the following:
•	remaining in existence as a non-operating entity for at least three years following the filing of the certificate of dissolution on May 5, 2009 as required under Delaware law;

•	completing the sale or liquidation of the Company’s remaining assets that are held for sale, principally consisting of the Mahwah Real Estate, which may include, without limitation, entering into commercial leases to enhance or facilitate the disposition of real estate if advisable;

•	the adoption by the Company of the liquidation basis of accounting effective May 6, 2009;

•	collecting, or providing for the collection of, accounts receivable, debts and other claims owing to the Company;

•	paying, or providing for the payment of, our debts and liabilities, including both known liabilities and those that are contingent, conditional, unmatured or unknown, in accordance with Delaware law;

•	winding up our remaining business activities and withdrawing from any jurisdiction in which we remain qualified to do business;

•	complying with the SEC’s filing requirements for so long as we are required to do so;

•	making ongoing tax and other regulatory filings; and

•	prepare to make, and making, distributions to our stockholders of any liquidation proceeds that may be available for such distributions.
Under Delaware law, subject to the terms of the Plan of Dissolution, our Board of Directors may take such actions as it deems necessary or appropriate in furtherance of the Dissolution and the winding up of the Company’s affairs.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Results of Operations — For the reporting period of April 5, 2009 to May 5, 2009 versus Three months ended June 28, 2008
The following is a discussion of the results of operations for the reporting period April 5, 2009 to May 5, 2009 compared with the three months ended June 28, 2008 (in millions):
For the period of April 5, 2009 to May 5, 2009 versus Three Months Ended June 28, 2008

	For the period	Three Months
	April 5, 2009	Ended
	to May 5, 2009	June 28, 2008	% of Sales - 2009	% of Sales - 2008
Net Sales	$—	$153.2	—	100.0
Gross Profit	—	48.3	—	31.5
Store Operating, Selling, General and Administrative Expenses	1.7	38.5	—	25.1
Depreciation/Amortization	—	1.0	—	0.7
Gain on Cancellation of Retiree Benefit Plan	—	(22.3)	—	14.6
Other Expenses	(0.2)	—	—	—

Operating Profit (Loss)	$(1.5)	$31.1	—	20.3

Net Sales
Due to the expiration of the Kmart Agreement, there were no net sales for the period April 5, 2009 to May 5, 2009. Net sales were $153.2 million for the three months ended June 28, 2008.
Gross Profit
For the period April 5, 2009 to May 5, 2009, there was no gross profit for the Company. Gross profit was $48.3 million for the three months ended June 28, 2008.
Store Operating, Selling, General and Administrative Expenses
Store operating, selling, general and administrative expenses for the period April 5, 2009 to May 5, 2009 of $1.7 million primarily represent costs associated with the wind-down of the Company, including compensation and benefits ($0.9 million), facility costs ($0.3 million), professional fees ($0.4 million) and other miscellaneous costs ($0.1 million). Selling, general and administrative expenses were $38.5 million for the three months ended June 28, 2008.
Depreciation and Amortization
All the Company’s assets were fully depreciated as of January 3, 2009, with the exception of the Mahwah Real Estate, which has been accounted for as an asset held for sale, and reflected at estimated fair market value and therefore no depreciation expense was recorded during the period April 5, 2009 to May 5, 2009. Depreciation and amortization was $1.0 million for the three months ended June 28, 2008.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Operating Loss
Operating loss of ($1.5) million in the period April 5, 2009 to May 5, 2009 compared with operating profit of $31.1 million in the three months ended June 28, 2008, primarily due to the wind-down costs of the Company incurred from April 5, 2009 to May 5, 2009.
Results of Operations — For the reporting period of January 4, 2009 to May 5, 2009 versus Six months ended June 28, 2008
For the period of January 4, 2009 to May 5, 2009 versus Six Months Ended June 28, 2008

	For the period
	January 4, 2009 to	Six Months Ended	% of	% of
	May 5, 2009	June 28, 2008	Sales - 2009	Sales - 2008
Net Sales	$—	$271.1	—	100.0
Liquidation of Inventory	2.5	—	100.0	—

Total Revenues	2.5	271.1	100.0	100.0
Gross Profit	2.5	82.6	100.0	30.5
Store Operating, Selling, General and Administrative Expenses	6.5	73.7	260.0	27.2
Depreciation/Amortization	—	2.8	—	1.0
Gain on Cancellation of Retiree Benefit Plan	—	(22.3)	—	8.2
Other Expenses	(0.3)	—	—

Operating Profit (Loss)	$(3.7)	$28.4	(148.0)	10.5
Net Sales
Due to the expiration of the Kmart Agreement at the end of 2008, there were no net sales for the period January 4, 2009 to May 5, 2009. Net sales were $271.1 million for the six months ended June 28, 2008.
Liquidation of Inventory
Liquidation of inventory for the period January 4, 2009 to May 5, 2009 of $2.5 million represents the amount received from Kmart relating to the resolution of the disputed amounts of the liquidation of the inventory on hand as of December 31, 2008. There was no liquidation of inventory for the six months ended June 28, 2008.
Gross Profit
For the period January 4, 2009 to May 5, 2009, the Company had gross profit of $2.5 million. Gross profit was $82.6 million for the six months ended June 28, 2008.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Store Operating, Selling, General and Administrative Expenses
Store operating, selling, general and administrative expenses the period January 4, 2009 to May 5, 2009 of $6.5 million primarily represent costs associated with the wind-down of the Company, including compensation and benefits ($4.3 million), facility costs ($0.6 million), professional fees ($1.1 million) and other miscellaneous costs ($0.5 million). Selling, general and administrative expenses were $73.7 million for the six months ended June 28, 2008.
Depreciation and Amortization
All the Company’s assets were fully depreciated as of January 3, 2009, with the exception of the Mahwah Real Estate, which has been accounted for as an asset held for sale, and reflected at estimated fair market value and therefore no depreciation expense was recorded during the period January 4, 2009 to May 5, 2009. The Company had depreciation and amortization expense of $2.8 million for the six months ended June 28, 2008.
Operating Loss
Operating loss decreased to ($3.7) million in the period January 4, 2009 to May 5, 2009 compared with operating profit $28.4 million for the six months ended June 28, 2008 primarily due to the wind-down costs of the Company incurred from January 4, 2009 to May 5, 2009.
Liquidity and Capital Resources
Our primary uses of cash are funding wind-down expenses. The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. The Amended Credit Facility dated May 9, 2008, between the Company and the Bank of America, N.A. (the “Amended Credit Facility”), matured on December 31, 2008 and all amounts due there under were paid as of that date. At July 4, 2009, we had cash and cash equivalents of approximately $27.2 million.
On January 8, 2009, the Company announced that its Board of Directors declared a $1.00 per share special cash distribution to stockholders of record as of January 20, 2009. The distribution totaling $21.6 million was paid on January 27, 2009 from current balances in cash and cash equivalents.
On April 20, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $2.00 per common share. The special cash distribution of $43.2 million was paid on May 6, 2009 to holders of record at the close of business on April 30, 2009.
Net cash provided by operating activities for the reporting period of January 4, 2009 to July 4, 2009 was $43.9 million, primarily consisting of a decrease in accounts receivable of $56.9 million (primarily related to the liquidation of our inventory on hand as of December 31, 2008) and miscellaneous items of $1.0 million partially offset by net loss from continuing operations of $3.7 million and a decrease of accrued expenses of $10.3 million.

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
The Board of Directors approved the Plan of Dissolution on March 5, 2009, which is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of stockholders. The Plan of Dissolution was approved by stockholders at a special meeting on May 5, 2009. The Plan of Dissolution provides for the complete liquidation of the Company by providing for the sale of the Company’s remaining assets and the wind-down of the Company’s business as described in the Plan of Dissolution and for distributions of available cash to stockholders as determined by the Board of Directors.
During the first quarter of fiscal 2009, the Company received proceeds of approximately $55.3 million in connection with the sale of inventory to Kmart pursuant to the Kmart Agreement. In addition, during the first fiscal quarter of 2009, the Company received proceeds of approximately $1.3 million in connection with the sale of its remaining Rite-Aid inventory.
We plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. In the future, we may establish a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to stockholders as and when our Board of Directors deems appropriate. We intend to distribute remaining liquidation proceeds as promptly as practicable following the sale or liquidation of our remaining assets, subject to payment or provisions for the payment of known obligations and establishing a contingency reserve. It is possible that unanticipated lawsuits or other claims will be asserted against us, which could result in certain distributions to our stockholders being delayed for possibly several years until the resolution of any such lawsuit or claim. Any sales of our assets will be made in private or public transactions and on such terms as are approved by our Board of Directors. Under the Plan of Dissolution, we may, if we deem it advisable, enter into commercial leases to enhance or facilitate the disposition of our real estate.
Amended Credit Facility
As of January 1, 2009 the Amended Credit Facility was terminated.
We entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of July 4, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $5.5 million, with Bank of America as issuing bank. Accordingly, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral. Amounts held in the L/C Cash Collateral will be refunded to the Company as letters of credit are reduced, terminated or expire, which the Company expects will be during 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
Legal Proceedings
The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the final liquidation of the Company. While it firmly maintains that all pending claims are meritless, the Company will continue to expend costs as it vigorously defends against these claims.
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
The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 3, 2009 (the “2008 Annual Report”) are those that depend most heavily on these judgments and estimates. As of July 4, 2009, there have been no material changes to any of the critical accounting estimates contained in the 2008 Annual Report. Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which became effective for periods ended after June 15, 2009. The statement requires the Company to evaluate subsequent events through the date the consolidated financial statements are filed with the SEC. Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009, and has concluded that, other than as noted

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
below, there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
Derivatives
As of July 4, 2009, we were not materially exposed to changes in the underlying values of our assets or liabilities nor were we materially exposed to changes in the value of expected foreign currency cash flows. We historically have not entered into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not hold derivative financial investments for trading or speculative purposes.
Interest Rates
As of July 4, 2009, the Company had a mortgage totaling $1.3 million which bears a fixed annual rate of interest of 8.08% and $5.5 million of cash collaterized standby letters of credit outstanding.
Foreign Exchange
We do not have material exposure to cash flows denominated in foreign currencies nor have net foreign exchange gains or losses been material to operating results in the reporting periods presented in this report.
ITEM 4. Controls and Procedures.
The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
The information set forth under the caption “Litigation Matters” in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
ITEM 1A. Risk Factors.
There are many factors that our shareholders should consider when deciding whether to invest in our common stock. Such factors include the risk factors set out in our publicly filed reports, including our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which report is incorporated herein by reference, as well as the factors set forth below.
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
Adverse U.S. economic conditions and the current turmoil in the U.S. capital and credit markets could limit demand for our owned property in Mahwah, New Jersey, which contains our corporate headquarters building, improvements and 21 acres of underlying land, and, thus, we may not be able to timely sell our property in Mahwah or on acceptable terms.
The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. At this time, it is unclear whether, and to what extent, the actions taken by the U.S. government, including the passage of the Emergency Stabilization Act of 2008, the Troubled Assets Relief Program, the American Recovery and Reinvestment Act of 2009 and other measures currently being implemented or contemplated will mitigate the effects of the crisis. The current turmoil in the capital and credit markets could limit demand for our owned Mahwah Real Estate, which consists of our corporate headquarters building, improvements and 21 acres of underlying land and which we have been marketing since March 2007. At this time we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our ability to timely sell the Mahwah Real Estate or on acceptable terms.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
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
We continue to incur claims, liabilities and expenses, which will reduce the amount available for distribution to shareholders.
We continue to incur claims, liabilities and expenses (such as salaries and benefits, directors’ and officers’ insurance, payroll and local taxes, facilities costs, legal, accounting and consulting fees and miscellaneous office expenses) as we wind up. These expenses reduce the amount ultimately available for distribution to our shareholders.
Each shareholder may be liable to our creditors for an amount up to the amount distributed to such shareholder by us if our reserves for payments to creditors are inadequate.
Even though we are a dissolved corporation, as required by Delaware law we continue to exist as a non-operating entity for at least three years after the Dissolution became effective, which was on May 5, 2009, or for such longer period as the Delaware Court of Chancery directs, for the purpose of prosecuting and defending lawsuits, settling and closing our business, disposing of our property, discharging our liabilities and distributing to our shareholders any remaining assets. Under applicable Delaware law, in the event we do not resolve all claims against the Company, each of our shareholders could be held liable for payment to our creditors up to the amount distributed to such shareholder in the liquidation. In such event, a shareholder could be required to return up to all amounts received as distributions pursuant to the Plan and ultimately could receive nothing under the Plan. Moreover, even though a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount will not result in a recalculation of the gain or loss on the liquidation. Instead, a shareholder’s repayment will generally be deductible as a capital loss in the year in which the contingent liability is paid, and such capital loss cannot be carried back to offset any liquidation gain recognized earlier. We cannot assure you that any contingency reserve that we may establish will be adequate to cover all expenses and liabilities.
We stopped recording transfers of our common stock on our stock transfer books on May 5, 2009 and therefore it is no longer possible for shareholders to change record ownership of our stock.
As of May 5, 2009 (the “Final Record Date”), the date we filed our certificate of dissolution with the Delaware Secretary of State, we stopped recording transfers of our common stock on our stock transfer books. Accordingly, from and after the Final Record Date, certificates representing our common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. However, until trading is halted through termination of registration of our shares of common stock with the Securities and Exchange Commission, we

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
believe that any trades of shares of our common stock after the Final Record Date are being tracked and marked with a due bill by brokers.
We intend in the future to make liquidation distributions pursuant to the Plan of Dissolution. From and after the Final Record Date, and subject to applicable law, each holder of our common stock will have the right to receive liquidation distributions pursuant to, and in accordance with, the Plan of Dissolution until the final liquidation distribution is made. The proportionate interests of all of the shareholders of the Company have been fixed in the books of the Company on the basis of their respective stock holdings at the close of business on the Final Record Date. Therefore, any liquidation distributions we make in the future will be made solely to the shareholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law. The Company believes that the settlement of any due bills and trades of shares of its common stock after the Final Record Date are being undertaken by third parties and brokers without the involvement of the Company. The final liquidation distribution under the Plan of Dissolution will be in complete cancellation of all of the outstanding shares of our common stock.
Although we intend to seek relief from the SEC of certain of our public company reporting requirements, we cannot assure you that we will be successful in obtaining such relief.
We intend to seek relief from the SEC of certain of our public company reporting requirements. If we are able to obtain such relief from the SEC, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that the SEC may require. Obtaining SEC relief is contingent upon a number of factors, some of which are outside of our control. Accordingly, no assurance can be given that we will be able to obtain such relief from the SEC. If we are unable to obtain such relief, we will be required to continue to file annual and quarterly reports with the SEC, which will require us to continue to incur significant accounting, legal and other administrative costs in connection with preparing, reviewing and filing the reports with the SEC.
Shareholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which may be three years or more after our Dissolution.
As a result of our liquidation, for federal income tax purposes shareholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the aggregate fair market value of any property distributed to them (reduced by any liability assumed or subject to which it is taken), and (2) their tax basis in their shares of our common stock. A shareholder’s tax basis in our shares will depend upon various factors, including the shareholder’s cost and the amount and nature of any distributions received with respect thereto. A shareholder generally may recognize a loss only when he, she or it has received a final distribution from us, which may be as much as three years (or up to ten years if the Company elects to comply with Section 281(b) of the Delaware General Corporation Law) after our Dissolution. However, if we are unable to sell the Mahwah Real Estate prior to May 5, 2012, we may transfer such property into a liquidating trust, in which event we may make a final distribution after May 5, 2012.
See “Forward-Looking Statements” in Part I, Item 2 for additional risk factors to consider.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES
ITEM 4. Submission of Matters to a Vote of Security Holders.
The following matter was submitted to a vote of stockholders at a Special Meeting of Stockholders held on May 5, 2009:
1.	The Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. and the voluntary dissolution and liquidation of the Company in accordance therewith was approved by stockholders by the following vote:

			BROKER NON-
FOR	AGAINST	ABSTAIN	VOTES
11,397,191	8,275	4,253	10,142,251
ITEM 6. Exhibits.

2.1	The Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (incorporated herein by reference to Annex A to the Company’s Schedule 14A filed on April 6, 2009).

31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Footstar, Inc.
Date: August 13, 2009	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
President, Chief Executive Officer and Chief Financial Officer