Form 10-Q
period 2009-10-03
FOOTSTAR INC
filed 2009-11-06
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-11681

FOOTSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3439443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

933 MacArthur Blvd., Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)

(201) 934-2000
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.)  Yes  ☒ No ☐

Number of shares outstanding of common stock, par value $.01 per share, as of November 5, 2009: 21,575,404

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements	3

	Consolidated Condensed Statements of Operations - For the period of January 4, 2009 through May 5, 2009 (unaudited) and Three Months Ended September 27, 2008 (unaudited) and Nine Months Ended September 27, 2008 (unaudited) (Going Concern Basis)	3

	Consolidated Condensed Statements of Net Assets October 3, 2009 (Liquidation Basis - Unaudited) and Consolidated Condensed Balance Sheet (Going Concern Basis) January 3, 2009	4

	Consolidated Condensed Statement of Changes in Net Assets in Liquidation — For the period May 6, 2009 through October 3, 2009 (Liquidation Basis - unaudited)	5

	Consolidated Condensed Statements of Cash Flows For the period of January 4, 2009 to May 5, 2009 (unaudited) and Nine Months Ended September 27, 2008 (unaudited) (Going Concern Basis)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 6.	Exhibits	22

SIGNATURES		23

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statements of Operations - For the period of January 4, 2009 through May 5, 2009
(unaudited) and Three Months Ended September 27, 2008 (unaudited)
and Nine Months Ended September 27, 2008 (unaudited) (Going Concern Basis)
(in millions, except per share amounts)

	For the period January 4, 2009 to May 5, 2009	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Revenue
Net Sales	$-	$133.1	$404.3
Liquidation of inventory	2.5	-	-
Total revenue	2.5	133.1	404.3
Cost of revenue	-	96.3	284.9
Gross Profit	2.5	36.8	119.4
Store operating, selling, general and administrative expenses	6.5	35.5	109.2
Depreciation and amortization	-	0.9	3.7
Gain on cancellation of retiree benefit plan	-	-	(22.3)

Other expense	(0.3)	-	-
Interest Expense	-	0.2	0.9
Interest Income	-	(0.1)	(0.7)
Income (loss) before income taxes and discontinued operations	(3.7)	0.3	28.6
Income tax provision	-	0.2	0.9
Income (loss) from continuing operations	(3.7)	0.1	27.7
Income from discontinued operations, net of taxes	-	-	1.3
Net income (loss)	$(3.7)	$0.1	$29.0
Net income (loss) per share:
Basic :
Income (loss) from continuing operations	$(0.17)	$-	$1.33
Income (loss) from discontinued operations	-	-	0.06
Net income (loss):	$(0.17)	$-	$1.39
Diluted:
Income (loss) from continuing operations	(0.17)	$-	$1.32
Income (loss) from discontinued operations	-	-	0.06
Net income (loss)	$(0.17)	$-	$1.38
Average common shares outstanding
Basic :	21.3	21.1	20.9
Diluted:	21.3	21.2	21.0

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statements of Net Assets October 3, 2009 (Liquidation Basis- Unaudited) and
Consolidated Condensed Balance Sheet (Going Concern Basis) January 3, 2009
($ in millions)

	October 3, 2009 (Unaudited)	January 3, 2009 *
Current assets:
Cash and cash equivalents	$18.3	$56.6
Receivables and other	-	56.8
Prepaid expenses	5.7	8.3
Real Estate	6.2	6.2
Total current assets	30.2	127.9
Other assets	0.2	1.0
Total assets	$30.4	$128.9
Current liabilities:
Accounts Payable and Accrued Expenses	7.4	19.4
Income Tax Payable	0.4	1.3
Liability held for sale	-	2.0
Liabilities of discontinued operations	-	0.5
Total current liabilities	7.8	23.2
Other long term liabilities	6.5	1.2
Total liabilities	$14.3	24.4
Shareholders’ equity		104.5
Total liabilities and shareholders’ equity		$128.9
Net Assets in Liquidation	$16.1

* Derived from audited financial information

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Changes in Net Assets in Liquidation—
For the period May 6, 2009 through October 3, 2009 (Liquidation Basis - unaudited)
($ in millions)

For the period May 6, 2009 to October 3, 2009

Shareholders' Equity at May 5, 2009	$80.0
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(1.2)
Accrued cost of liquidation	(10.0)
Net Assets in Liquidation May 5, 2009	68.8
Cash distribution to shareholders	(43.2)

Costs incurred from May 6, 2009 to July 4, 2009	(1.3)
Net Assets in Liquidation July 4, 2009	$24.3

Liquidation basis adjustments:
Other cash proceeds received	0.5
Accrued cost of liquidation	(0.1)
Cash distribution to shareholders	(8.6)
Net Assets in Liquidation in October 3, 2009	$16.1

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statements of Cash Flows for the period of January 4, 2009 to May 5, 2009 (unaudited)
 and Nine Months Ended September 27, 2008 (unaudited) (Going Concern Basis)

	For the period January 4, 2009 to May 5, 2009	Nine Months Ended September 27, 2008
Net cash (used in) provided by operating activities	$43.9	$(30.2)

Cash flows provided by investing activities
Proceeds from sale of intellectual property	-	13.0
Net cash provided by (used) in investing activities	-	13.0

Cash flows used in financing activities
Special cash distribution paid	(21.6)	(21.3)
Payments on Mortgage Note	(0.7)	(0.9)
Net cash used in financing activities	(22.3)	(22.2)
Cash flows from discontinued operations:
Activities
Net increase (decrease) in cash -	-	0.6
discontinued operations

Net increase (decrease) in cash and cash equivalents	21.6	(38.8)
Cash and cash equivalents, beginning of period	56.6	53.8
Cash and cash equivalents, end of period	$78.2	$15.0

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

The Plan of Dissolution was approved by stockholders at a special meeting on May 5, 2009.  Also on May 5, 2009, the Company filed a certificate of dissolution with the Secretary of State of Delaware, which commenced a three-year statutory liquidation process.  On May 6, 2009 the stockholders of record on April 30, 2009 were paid an initial liquidating distribution in the amount of $2.00 per share.  The Company began implementing the Plan of Dissolution immediately following its approval.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On September 10, 2009, the stockholders of record on August 28, 2009 were paid a liquidating distribution in the amount of $.40 per share.

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

The consolidated financial statements for the period January 4, 2009 through May 5, 2009 and for all periods presented for fiscal 2008 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the stockholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

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

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the estimated known costs to be incurred in liquidation, as follows:

($ in millions)
Compensation and Benefits Costs	$3.3
Professional Fees, Board of Director Fees, and Insurance Costs	2.8
General Administrative and Other Costs	1.5
Headquarter Building Costs	2.4
Total Estimated Expenses	$10.0

The Company recorded a $10.0 million liquidating expense accrual to adjust its assets and liabilities to fair value as of May 5, 2009.  The conversion required management to make significant estimates and judgments.  In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded a $10.0 million liquidating expense accrual on its balance sheet as of May 5, 2009, the date of adoption of the liquidation basis of accounting.  The Company converted to liquidation accounting effective May 6, 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to stockholders.  Subsequent to the adoption of the liquidation basis of accounting, during the period July 5, 2009 to October 3, 2009, the Company recorded an additional liquidating expense accrual of $0.1 million and received cash proceeds from the sale of certain assets of $0.5 million.

The Company expects to make further distributions to its stockholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each stockholder will receive his or her pro rata share of each distribution based on the number of shares held on the record date for such distribution.

If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities (i.e.  Office Lease Guarantee, etc) as more fully discussed in Note 9, it may determine to transfer its remaining assets and liabilities to a liquidating trust.

3.           Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”.  (“SFAS NO. 168”).  SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws which are sources of authoritative accounting guidance for SEC registrants.  The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure: its purpose in not to create new accounting and reporting guidance.  The ASC superseded all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.  The FASB will not consider Accounting Standards Updates (“ASU”) as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.  In the description of ASC and ASU that follows, references relate to ASC or ASU topics and their descriptive titles, as appropriate.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or fiscal periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.  The Company evaluated all events or transactions after October 3, 2009 to November 6, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  The Company uses the following methods for determining fair value in accordance with FASB ASC Topic 820.  For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1).  Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2).  For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

Fair Value Measurements at October 3, 2009 Using

(In millions) Description	Balance at October 3, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1.1	$1.1	$-	$-

Money Market Funds	17.2	17.2	-	-

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

4.           Reduction in Workforce

The Company currently has five employees, including one officer, to assist in the liquidation process.  Cash payments to terminated employees totaling approximately $5.5 million were paid during the period of January 4, 2009 to May 5, 2009.  As of October 3, 2009, the Company has an accrual of approximately $39,000 relating to severance and benefit costs included in accrued expenses.  In order to continue to retain key employees as it liquidates its businesses, the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The following is a reconciliation of the beginning and ending severance and benefit costs accrual for the nine-month period ended October 3, 2009 (in millions):

For the period January 4, 2009 to October 3, 2009
Beginning balance of termination benefits accrual	$6.76
Costs charged to expense	1.25
Cash payments	(7.97)
Ending balance of termination benefits accrual	$0.04

5.           Real Estate

In connection with the expiration of the Kmart Agreement, the Company has been marketing its Mahwah Real Estate which was classified as assets held for sale at January 3, 2009.  As of October 3, 2009, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million.

The Company’s mortgage, assumed in connection with the purchase of the Mahwah Real Estate, totals approximately $1.0 million and is included in accrued expense as of October 3, 2009.  We believe that the recorded value of the mortgage approximates its current fair value since the obligation is expected to be settled within 6 months.

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

The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

	For the period January 4, 2009 to May 5, 2009	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Average shares outstanding	21.3	21.0	20.8
Average contingently issuable shares (1)	-	0.1	0.1

Average shares outstanding – basic	21.3	21.1	20.9
Average shares outstanding – diluted	21.3	21.2	21.0

(1)
The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS.  During the period of January 4, 2009 – May 5, 2009 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation.  Shares which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 260,125 shares for the period of January 4, 2009 – May 5, 2009.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

7.           Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in millions):

	For the period January 4, 2009 to May 5, 2009	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Comprehensive Income (Loss):
Net loss	$(3.7)	$0.1	$29.0
Defined postretirement benefit plan, net of tax:	-	-	(7.7)
Amortization of prior service credit	-	-	(0.6)
Amortization of actuarial gain	-	-	(0.2)
Comprehensive Income (Loss)	$(3.7)	$0.1	$20.5

8.           Income Taxes

The 2008 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset income.  The Company did not have any operations in these locations during the period ended October 3, 2009.

As of October 3, 2009, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On August 18, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $.40 per common share.  The special cash distribution of approximately $8.6 million was paid on September 10, 2009 to holders of record at the close of business on August 28, 2009.

The aggregate amount of any remaining liquidation distribution to our stockholders is expected to be in the range of $.60 to $.74 per common share.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to stockholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets; and

3)	the ultimate proceeds from the sale of the Mahwah Real Estate.

As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates.

11.           Letters of Credit

We entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise.  As of October 3, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $5.4 million, with Bank of America as issuing bank.  In connection therewith, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral.  Amounts will be refunded to the Company as the letters of credit are reduced, terminated or expired.  Amounts are included in prepaid expenses.

12.           Stock Options

The Company has adopted FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.  The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  Stock option expense relating to stock options was $0 for the period of January 4, 2009 – May 5, 2009.  A summary of option activity as of October 3, 2009 and changes during the nine months ended is presented below.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

	Shares	Weighted Average Exercise Price
Balance : January 3, 2009	323,725	$30.58
Granted	-	-
Exercised	-	-
Forfeited	63,600	$25.79
Balance : October 3, 2009	260,125	$31.75
Options Exercisable: October 3, 2009	260,125	$31.75

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

RECENT EVENTS

On August 18, 2009, the Company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $.40 per common share.  The special cash distribution of approximately $8.6 million was paid on September 10, 2009 to holders of record at the close of business on August 28, 2009.

Following stockholder approval of the Plan of Dissolution on May 5, 2009 and the filing of a certificate of dissolution with the Delaware Secretary of State that day, the Plan of Dissolution took effect.  Since May 5, 2009, pursuant to the Plan of Dissolution our activities have been limited to actions we deem necessary or appropriate to accomplish, inter alia, the following:

•	remaining in existence as a non-operating entity for at least three years following the filing of the certificate of dissolution on May 5, 2009, as required under Delaware law;

•
completing the sale or liquidation of the Company’s remaining assets that are held for sale, principally consisting of the Mahwah Real Estate, which may include, without limitation, entering into commercial leases to enhance or facilitate the disposition of real estate, if advisable;

•	the adoption by the Company of the liquidation basis of accounting effective May 6, 2009;

•	collecting, or providing for the collection of debts and other claims owing to the Company;

•	paying, or providing for the payment of, our debts and liabilities, including both known liabilities and those that are contingent, conditional, unmatured or unknown, in accordance with Delaware law;

•	winding up our remaining business activities and withdrawing from any jurisdiction in which we remain qualified to do business;

•	complying with the SEC’s filing requirements for so long as we are required to do so;

•	making ongoing tax and other regulatory filings; and

•	preparing to make, and making, distributions to our stockholders of any liquidation proceeds that may be available for such distributions.

Under Delaware law, subject to the terms of the Plan of Dissolution, our Board of Directors may take such actions as it deems necessary or appropriate in furtherance of the Dissolution and the winding up of the Company’s affairs.

Due to the shortened time period during 2009 as a result of the adoption of the liquidation basis of accounting effective May 6, 2009, these numbers are not comparable

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Net Sales

Due to the expiration of the Kmart Agreement at the end of 2008, there were no net sales for the period January 4, 2009 to May 5, 2009.  Net sales were $404.3 million for the nine months ended September 27, 2008.

Liquidation of Inventory

Liquidation of inventory for the period January 4, 2009 to May 5, 2009 of $2.5 million represents the amount received from Kmart relating to the resolution of the disputed amounts of the liquidation of the inventory on hand as of December 31, 2008.  There was no liquidation of inventory for the nine months ended September 27, 2008.

Gross Profit

For the period January 4, 2009 to May 5, 2009, the Company had gross profit of $2.5 million.  Gross profit was $119.4 million for the nine months ended September 27, 2008.

Store Operating, Selling, General and Administrative Expenses

Store operating, selling, general and administrative expenses for the period January 4, 2009 to May 5, 2009 of $6.5 million primarily represent costs associated with the wind-down of the Company, including compensation and benefits ($4.3 million), facility costs ($0.6 million), professional fees ($1.1 million) and other miscellaneous costs ($0.5 million).  Selling, general and administrative expenses were $109.2 million for the nine months ended September 27, 2008.

Depreciation and Amortization

All the Company’s assets were fully depreciated as of January 3, 2009, with the exception of the Mahwah Real Estate, which has been accounted for as an asset held for sale, and reflected at estimated fair market value and therefore no depreciation expense was recorded during the period January 4, 2009 to May 5, 2009.  The Company had depreciation and amortization expense of $3.7 million for the nine months ended September 27, 2008.

Operating Loss

Operating loss decreased to ($3.7) million in the period January 4, 2009 to May 5, 2009 compared with operating profit $28.8 million for the nine months ended September 27, 2008 primarily due to the wind-down costs of the Company incurred from January 4, 2009 to May 5, 2009.

Liquidity and Capital Resources

Our primary uses of cash are funding wind-down expenses.  The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business.  The Company intends to fund such cash requirements through current balances in cash and cash equivalents.  The Amended Credit Facility, dated May 9, 2008, between the Company and the Bank of America, N.A. (the “Amended Credit Facility”), matured on December 31, 2008 and all amounts due thereunder were paid as of that date.  At October 3, 2009, we had cash and cash equivalents of approximately $18.3 million.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

On August 18, 2009, the company announced that its Board of Directors declared a special cash distribution to stockholders in the amount of $.40 per common share.  The special cash distribution of approximately $8.6 million was paid on September 10, 2009 to holders of record at the close of business on August 28, 2009.

Net cash provided by operating activities for the reporting period of January 4, 2009 to May 5, 2009 was $43.9 million, primarily consisting of a decrease in accounts receivable of $56.9 million (primarily related to the liquidation of our inventory on hand as of December 31, 2008) and miscellaneous items of $1.0 million partially offset by net loss from continuing operations of $3.7 million and a decrease of accrued expenses of $10.3 million.

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

During the first fiscal quarter of 2009, the Company received proceeds of approximately $55.3 million in connection with the sale of inventory to Kmart pursuant to the Kmart Agreement.  In addition, during the first fiscal quarter of 2009, the Company received proceeds of approximately $1.3 million in connection with the sale of its remaining Rite-Aid inventory.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Amended Credit Facility

As of January 1, 2009, the Amended Credit Facility was terminated.

We entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise.  As of October 3, 2009, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $5.4 million, with Bank of America as issuing bank.  Accordingly, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral.  Amounts held in the L/C Cash Collateral will be refunded to the Company as letters of credit are reduced, terminated or expire.

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

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 3, 2009 (the “2008 Annual Report”) are those that depend most heavily on these judgments and estimates.  As of October 3, 2009, there have been no material changes to any of the critical accounting estimates contained in the 2008 Annual Report.

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  The Company uses the following methods for determining fair value in accordance with FASB ASC Topic 820.  For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1).  Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2).  For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”.  (“SFAS NO. 168”).  SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws which are sources of authoritative accounting guidance for SEC registrants.  The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure: its purpose in not to create new accounting and reporting guidance.  The ASC superseded all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.  The FASB will not consider Accounting Standards Updates (“ASU”) as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.  In the description of ASC and ASU that follows, references relate to ASC or ASU topics and their descriptive titles, as appropriate.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or fiscal periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.  The Company evaluated all events or transactions after October 3, 2009 to November 6, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

ITEM 4.  Controls and Procedures.

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

We cannot determine with precision at this time the amount of distributions to our shareholders pursuant to the Plan of Dissolution. This determination depends on a variety of factors, including, but not limited to, the amount required to settle known and unknown debts and liabilities, the resolution of any contingent liabilities, the amount of any necessary or appropriate contingency reserve, the net proceeds, if any, from the sale of our remaining assets, and other factors.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

We continue to incur claims, liabilities and expenses, which reduce the amount available for distribution to shareholders.

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

Even though we are a dissolved corporation, as required by Delaware law, we will continue to exist as a non-operating entity for at least three years after the Dissolution became effective, which was on May 5, 2009, or for such longer period as the Delaware Court of Chancery directs, for the purpose of prosecuting and defending lawsuits, settling and closing our business, disposing of our property, discharging our liabilities and distributing to our shareholders any remaining assets. Under applicable Delaware law, in the event we do not resolve all claims against the Company, each of our shareholders could be held liable for payment to our creditors up to the amount distributed to such shareholder in the liquidation. In such event, a shareholder could be required to return up to all amounts received as distributions pursuant to the Plan of Dissolution and ultimately could receive nothing under the Plan of Dissolution. Moreover, even though a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount will not result in a recalculation of the gain or loss on the liquidation. Instead, a shareholder’s repayment will generally be deductible as a capital loss in the year in which the contingent liability is paid, and such capital loss cannot be carried back to offset any liquidation gain recognized earlier. We cannot assure you that any contingency reserve that we plan to establish will be adequate to cover all expenses and liabilities.

We stopped recording transfers of our common stock on our stock transfer books on May 5, 2009 and, therefore, it is no longer possible for shareholders to change record ownership of our stock.

As of May 5, 2009 (the “Final Record Date”), the date we filed our certificate of dissolution with the Delaware Secretary of State, we stopped recording transfers of our common stock on our stock transfer books.  Accordingly, from and after the Final Record Date, certificates representing our common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law.  However, until trading is halted through termination of registration of our shares of common stock with the SEC, we believe that any trades of shares of our common stock after the Final Record Date are being tracked and marked with a due bill by brokers.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

As a result of our liquidation, for federal income tax purposes, shareholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the aggregate fair market value of any property distributed to them (reduced by any liability assumed or subject to which it is taken), and (2) their tax basis in their shares of our common stock. A shareholder’s tax basis in our shares will depend upon various factors, including the shareholder’s cost and the amount and nature of any distributions received with respect thereto. A shareholder generally may recognize a loss only when he, she or it has received a final distribution from us, which may be as much as three years (or up to ten years if the Company elects to comply with Section 281(b) of the Delaware General Corporation Law) after our Dissolution. However, if we are unable to sell the Mahwah Real Estate prior to the third anniversary of the filing of the certificate of dissolution, we may transfer such property into a liquidating trust, in which event we may make a final distribution after the third anniversary of the filing of the certificate of dissolution.

See “Forward-Looking Statements” in Part I, Item 2 for additional risk factors to consider.

ITEM 6.  Exhibits.

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

Footstar, Inc.

Date: November 6, 2009	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
President, Chief Executive Officer and Chief Financial Officer