Form 10-K
period 2010-01-02
FOOTSTAR INC
filed 2010-03-18
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

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

Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☑ No

For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant have been excluded. The aggregate market value of common stock held by non-affiliates of the registrant as of July 4, 2009, was approximately $19.8 million based on the closing price on July 2, 2009 of $0.97 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☑ Yes  ☐ No

Number of shares outstanding of common stock, par value $.01 per share, as of March 12, 2010:  21,575,404.

Documents Incorporated by Reference

Information required by Part III that is not provided in this report will be in either Footstar, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed within 120 days after the end of the registrant’s fiscal year, and is  incorporated herein by reference.

FOOTSTAR, INC.
ANNUAL REPORT ON FORM 10-K

PART I

INTRODUCTORY NOTE

Footstar, Inc., which may be referred to as “Footstar”, the “Company”, “we”, or “our” is filing this Annual Report on Form 10-K for its fiscal year ended January 2, 2010.

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

In May 2008 the Board of Directors determined that it is in the best interests of the Company and its shareholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets, including its property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (“collectively, the “Mahwah Real Estate”). In May 2008, the Board of Directors approved the Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of the Company on expiration of the Kmart Agreement on December 31, 2008.

The Board amended the Original Plan on March 5, 2009.  The Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan of Dissolution”)  reflects technical and legal changes to the Original Plan consistent with Delaware corporate law and is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of shareholders.  The Plan of Dissolution provides for the complete, voluntary liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described in the Plan of Dissolution and for distributions of available cash to shareholders as determined by the Board of Directors (the “Dissolution”).

The Plan of Dissolution was approved by shareholders at a special meeting on May 5, 2009.  Also on May 5, 2009, the Company filed a certificate of dissolution with the Secretary of State of Delaware, which commenced a three-year statutory liquidation process. The Company began implementing the Plan of Dissolution immediately following its approval, and adopted the liquidation basis of accounting effective May 6, 2009.

Since the Company’s emergence from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $9.85 per common share. Specifically, the Board of Directors has declared cash distributions to shareholders in the following amounts and on the following dates: $5.00 per common share on March 27, 2007; $1.00 per common share on May 9, 2008; $1.00 per common share on January 8, 2009; $2.00 per common share on April 20, 2009; $.40 per common share on August 18, 2009; $.35 per common share on December 1, 2009 and $.10 per common share on February 24, 2010.

On February 24, 2010, the Company announced it anticipates it will not make any further distributions until the monetization of the Mahwah Real Estate.

See Item 1A, “Risk Factors”, beginning at page 6, concerning certain other matters in connection with future events, circumstances and uncertainties that may impact the Plan of Dissolution and the timing and amounts of any distributions made to shareholders under the Plan of Dissolution.

ITEM 1.  BUSINESS

GENERAL

Not applicable.

EMPLOYEES

As of March 15, 2010, the Company had five employees, including one officer, to assist in the liquidation process.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the current executive officer of the Company:

Jonathan M. Couchman, 40, was appointed Chief Financial Officer effective August 11, 2009. Mr. Couchman became President and Chief Executive Officer of Footstar effective January 1, 2009.  Prior to that, on December 9, 2008 Mr. Couchman became Chief Wind-Down Officer of the Company.  He was appointed Chairman of the Board of Footstar on February 7, 2006. He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in 2001. Couchman Capital LLC is also the general partner of Couchman Partners LP, a private investment partnership established in 2001. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management advisory company. He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.

AVAILABLE INFORMATION

You may read any materials filed by us with the Securities and Exchange Commission (the “Commission” or the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet web site, www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.

A copy of Footstar’s Corporate Governance Guidelines and its Code of Conduct and Compliance Program are posted on the Corporate Governance section of the Company’s website, www.footstar.com, and are available in print to any shareholder who requests copies by contacting Jonathan Couchman, President, Chief Executive Officer and Chief Financial Officer, at the Company’s principal executive office set forth above.

ITEM 1A.  RISK FACTORS

The matters discussed in this Annual Report on Form 10-K include forward-looking statements that involve significant risks and uncertainties and that are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements may be identified by the use of words, such as: “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances.  These statements are neither promises nor guarantees. A number of important risks and uncertainties, including those identified below and those factors included in this Annual Report on Form 10-K under Item 7, “Recent Events”, beginning on page 12, each of which is a risk factor and is incorporated into this Item 1A by reference, as well as risks and uncertainties discussed elsewhere in this Form 10-K, could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. In addition to the above-referenced statements and factors which are set forth elsewhere in our Annual Report on Form 10-K and incorporated herein by reference, we set forth the following risks and uncertainties related to our business.

Adverse U.S. economic conditions and the current turmoil in the U.S. capital and credit markets could limit demand for the Company’s corporate headquarters building, improvements and, thus, we may not be able to timely sell our corporate headquarters or on acceptable terms.

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  At this time, it is unclear whether, and to what extent, the actions taken by the U.S. government, including the passage of the Emergency Stabilization Act of 2008, the Troubled Assets Relief Program, the American Recovery and Reinvestment Act of 2009 and other measures currently being implemented or contemplated will mitigate the effects of the crisis.  The current turmoil in the capital and credit markets could limit demand for our owned Mahwah Real Estate, which contains our corporate headquarters building, improvements and 21 acres of underlying land which we have been marketing since March 2007.  At this time we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our ability to sell the Mahwah Real Estate or on acceptable terms.

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

We intend to seek relief from the SEC of certain of our public company reporting requirements. If we are able to obtain such relief from the SEC, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that the SEC may require, though we will no longer file annual and quarterly reports with the SEC. If we are unable to obtain relief, we will continue to file annual and quarterly reports with the SEC which will require us to continue to incur significant accounting, legal and other administrative costs in connection with preparing, reviewing and filing with the SEC.

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

Following the termination of the Kmart Agreement on December 31, 2008, we have not generated any meaningful revenues.  We will endeavor to operate the Company on a scaled back basis.  However, we will continue to incur costs to maintain our ongoing administrative operations and continued corporate existence as well as costs to wind-down our business, without corresponding revenues.

We likely will be unable to realize the benefits of our net operating loss carryforwards.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Deferred Tax Assets,” we currently have significant deferred tax assets resulting from net operating loss carryforwards.  Our ability to use these tax benefits in future years depends upon the amount of our otherwise taxable income, among many other factors and conditions.  We will lose the benefit of these net operating loss carryforwards upon completion of the plan of liquidation and dissolution and could lose them under many other circumstances.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

As of January 3, 2009, we no longer operated licensed footwear departments.

Our corporate headquarters is located in 129,000 square feet of office space in Mahwah, New Jersey.

In connection with the wind-down of our business, we are actively pursuing the sale of our Mahwah Real Estate.

In connection with the Company’s discontinued operations in 1995, the Company entered into a sub-lease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $3.1 million, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 6, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded.

ITEM 3.      LEGAL PROCEEDINGS

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

ITEM 4.     (REMOVED AND RESERVED)

None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, FTAR.OB, is quoted on the OTCBB and on the Pink Sheets LLC.  Prices shown below reflect the quarterly high and low bid quotations for the common stock as reported on the OTCBB System.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission may not necessarily reflect actual transactions and have not been adjusted for dividends.  As of March 9, 2010, there were 1,986 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various banks and brokerage firms).

Information concerning the high and low closing bid quotations of our common stock is set forth below:

	HIGH	LOW
2008

First Quarter	$4.70	$4.25
Second Quarter	$5.35	$4.10
Third Quarter	$4.09	$3.40
Fourth Quarter	$3.64	$2.80

	HIGH	LOW
2009

First Quarter	$3.55	$1.81
Second Quarter	$2.94	$0.06
Third Quarter	$1.10	$0.70
Fourth Quarter	$0.99	$0.41

From 2007 through January 2, 2010, the Company’s Board of Directors declared and paid cash distributions to shareholders in the amount of $9.75 per common share or $207.1 million.

On February 24, 2010, the Company announced that its Board of Directors declared a liquidating cash distribution to stockholders in the amount of $.10 per common share. The Company recorded the distribution effective the date the declaration was made by the Board of Directors. The liquidating cash distribution totaling $2.2 million was paid on March 12, 2010 to the holders of record at the close of business on March 8, 2010.

On February 24, 2010, the Company announced it anticipates it will not make any further distributions until the monetization of the Mahwah Real Estate.

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

The Rights Agreement was amended by Amendment No. 2 in order to protect shareholder value by attempting to prevent a possible limitation on the Company’s ability to use its U.S. net operating loss carryovers. The Company has experienced significant losses in the United States, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules and regulations promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. To the extent that the net operating losses do not otherwise become limited, the Company believes that it may be able to utilize a portion of such losses and, therefore, these net operating losses could be a substantial asset to the Company. The use of such losses, however, is not assured and under many circumstances may be unlikely. For example, if the Company experiences an “ownership change” as defined in Section 382 of the Code, the Company’s ability to use the net operating losses could be severely limited. See “Item 7. Management’s Discussion and Analysis of Financial Conditions – Factors to Consider – We likely will be unable to realize the benefits of our net operating loss carryforwards.”

We plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. We intend to establish a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to shareholders as and when our Board of Directors deems appropriate. We also intend to distribute remaining liquidation proceeds as promptly as practicable following the sale or liquidation of our remaining assets, subject to payment or provisions for the payment of known obligations and, if necessary or appropriate, establishing a contingency reserve. It is possible that unanticipated lawsuits or other claims will be asserted against us, which could result in certain distributions to our shareholders being delayed until the resolution of any such lawsuit or other claim and such period could extend over multiple years.

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at January 2, 2010. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our shareholders could receive less than we currently estimate.

Please refer to “Introductory Note”, above, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” below, in connection with the wind-down of the Company’s businesses in connection with the termination of the Kmart Agreement.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	546,394	$15	1,621,873
Equity compensation plans not approved by security holders (2)	101,215	$32	1,752,442

Total	647,609	$15	3,374,315

(1)	The 1996 Incentive Compensation Plan includes 1,621,873 shares available for issuance other than upon the exercise of an option or other right.
(2)	The 2000 Equity Incentive Plan includes 1,752,442 shares available for issuance other than upon the exercise of an option or other right.

Our 2000 Equity Incentive Plan was adopted by the Board and became effective on March 10, 2000.  The plan provides for grants of stock options and other stock based awards to our full-time employees other than to any individual who would be a named executive officer in the proxy statement to be filed with the SEC in connection with the annual meeting for the applicable year.  Participants in the plan may be granted stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, or other stock based awards, performance awards or annual incentive awards.  All stock option grants have an exercise price per share no less than the fair market value per share of common stock on the grant date and may have a term of no longer than ten years from grant date.  For further information concerning the plan, see Note 13 to the Consolidated Financial Statements.

On May 5, 2009, the Company de-registered all of the securities registered under the 1996 Incentive Compensation Plan and the 2000 Equity Incentive Plan that remain unsold as of this date. The Company has no plans to make additional grants under any of these plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the 2009 fiscal year.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the twelve months ended January 2, 2010.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:

•
the impact of any dividends or any other special distributions to shareholders on the Company’s future cash requirements and liquidity needs, both in connection with the wind-down of the  Company’s operations and all contingencies;

•
under the Plan of Dissolution, the Company’s remaining assets would be disposed of, known liabilities would be paid or provided for and reserves would be established for contingent liabilities, with only any remaining assets available for ultimate distribution;

•
uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the Plan of Dissolution,  there can be no assurance as to the amount of any cash or other property that may potentially be distributed to shareholders or the timing of any distributions;

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

RECENT EVENTS

On February 24, 2010, the Company announced that its Board of Directors declared a liquidating cash distribution to shareholders in the amount of $.10 per common share. The Company recorded the distribution effective the date the declaration was made by the Board of Directors. The liquidating cash distribution totaling $2.2million was paid on March 12, 2010 to the holders of record at the close of business on March 8, 2010.

On February 24, 2010, the Company announced it anticipates it will not make any further distributions until the monetization of the Mahwah Real Estate.

As of February 8, 2010, the Company’s letters of credit obligation decreased by $1.0 million resulting in the release by Bank of America of $1.1 million in cash collateral.

Following shareholder approval of the Plan of Dissolution on May 5, 2009 and the filing of a certificate of dissolution with the Delaware Secretary of State that day, the Plan of Dissolution took effect.  Since May 5, 2009, pursuant to the Plan of Dissolution our activities have been limited to actions we deem necessary or appropriate to accomplish, among other things, the following:

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

Under Delaware law, our Board of Directors may take such actions as it deems necessary or appropriate in furtherance of the Dissolution and the winding up of the Company’s affairs.

OVERVIEW

The following points highlight the Company’s operations, cash flows and financial position for the year ended January 2, 2010:

•	In 2009, the Company’s Board of Directors declared and paid cash distributions in the amount of $3.75 per common share

•	As of January 2, 2010, the Company had $9.8 million of cash and cash equivalents

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.

FOR THE PERIOD JANUARY 4, 2009 TO MAY 5, 2009 VERSUS THE YEAR ENDED JANUARY 3, 2009 (GOING CONCERN BASIS)

(in millions)	For the period January 4, 2009 to May 5, 2009	For the year ended January 3, 2009
Net Sales	$--	$580.0
Liquidation of Inventory	2.5	54.2
Total Revenues	2.5	634.2

Gross Profit on Net Sales	--	183.3
Loss on Liquidation of Inventory	--	(4.9)
Total Gross Profit	2.5	178.4
SG&A Expenses	6.5	146.8
Depreciation/Amortization	--	4.5
Loss on Impairment of Long- Lived Asset	--	10.8
Gain on Cancellation of Retiree Benefit Plan	--	(22.3)
Gain on Sale of Intangible Assets	--	(10.5)
Gain on Expiration of Kmart Agreement	--	(5.0)
Operating Profit / (Loss)	$(4.0)	$54.1

Due to the shortened time period during 2009 as a result of the adoption of the liquidation basis of accounting effective May 6, 2009, these numbers are not comparable.

NET SALES

Due to the expiration of the Kmart Agreement at the end of 2008, there were no net sales for the period January 4, 2009 to May 5, 2009. Net Sales for the Company were $580.0 million in 2008.

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

GROSS PROFIT

For the period January 4, 2009 to May 5, 2009, the Company had gross profit of $2.5 million. Gross profit was $178.4 million in 2008.

SG&A EXPENSES

Store operating, selling, general and administrative expenses for the period January 4, 2009 to May 5, 2009 of $6.5 million primarily represents costs associated with the wind-down of the Company, including compensation and benefits ($4.3 million), facility costs ($0.6 million), professional fees ($1.1 million) and other miscellaneous costs ($0.5 million). Selling, general and administrative were $146.8 million in 2008.

DEPRECIATION/AMORTIZATION

All of the Company’s assets were fully depreciated as of January 3, 2009, with the exception of the Mahwah Real Estate, which has been accounted for as an asset held for resale, and reflected at its estimated fair market value and therefore no depreciation expense was recorded for the period January 4, 2009 to May 5, 2009. The Company had depreciation and amortization expense of $4.5 million in 2008.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSET

During fiscal 2008, the Company recorded an impairment charge of $10.8 million to reduce the carrying amount of its corporate headquarters to its fair value of $6.2 million and has recorded the asset as held for sale.  The Company used significant other observable inputs to determine fair value, less costs to dispose of the property of approximately $0.3 million, in accordance with ASC Topic 360, “Property, Plant, & Equipment”. The impairment was caused by the significant decrease in the real estate market during 2008, along with the Company’s decision to market the building to financial buyers in addition to the user owner community as the Company had previously.

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

OPERATING PROFIT

Operating loss decreased to ($4.0) million in the period January 4, 2009 to May 5, 2009 compared with operating profit of $54.1 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company also has and continues to incur additional liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At January 2, 2010, we had cash and cash equivalents of approximately $9.8 million.

From 2007 through January 2, 2010, the Company’s Board of Directors declared and paid cash distributions to shareholders in the amount of $9.75 per common share or $207.1 million.

On February 24, 2010, the Company announced that its Board of Directors declared a $.10 per share liquidating cash distribution to shareholders of record as of March 8, 2010. The distribution totaling $2.2 million was paid on March 12, 2010 from current balances in cash and cash equivalents.

On February 24, 2010, the Company announced it anticipates it will not make any further distributions until the monetization of the Mahwah Real Estate.

Factors that could affect our short and long term liquidity relate primarily to the final wind-down of the businesses and include, among other things, the payment of any further dividends or distributions, our ability to sell our Mahwah Real Estate or on acceptable terms, and managing costs associated with the management, liquidation and dissolution of the Company.

The Board of Directors approved an amendment to the Plan of Dissolution on March 5, 2009 which amendment is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of shareholders.  The Plan, as amended, provides for the complete liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described therein and for distributions of available cash to shareholders as determined by the Board of Directors.

Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least the next twelve months.

As of February 27, 2009, the Company has received proceeds of $55.3 million in connection with the sale of inventory to Kmart pursuant to the Kmart Agreement. In addition, the Company received proceeds of $1.3 million in connection with the sale of its remaining Rite-Aid inventory.

We plan to sell or liquidate any remaining assets and pay all of our known and undisputed liabilities and obligations. We may then establish, if necessary or appropriate, a contingency reserve to cover any unknown, disputed or contingent liabilities and intend to distribute remaining amounts to shareholders as and when our Board of Directors deems appropriate. Any sales of our assets will be made in private or public transactions and on such terms as are approved by our Board of Directors.

We may establish a reserve, referred to as the Contingency Reserve, in an amount determined by our Board of Directors to be sufficient to satisfy potential liabilities, expenses, and obligations. The net balance, if any, of any Contingency Reserve remaining after payment, provision, or discharge of all of our liabilities, expenses, and obligations will also be distributed to our shareholders pro rata.

AMENDED CREDIT FACILITY

As of January 1, 2009, the Amended Credit Facility dated May 9, 2008, between the Company and Bank of America, N.A., was terminated.

In the past, we have entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise.  As of January 2, 2010, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $3.8 million, with Bank of America as issuing bank.  Accordingly, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral.  Amounts held in the L/C Cash Collateral will be refunded to the Company as letters of credit are reduced, terminated or expire. As of February 8, 2010, the Company’s letters of credit obligation decreased by $1.0 million resulting in the release by Bank of America of $1.1 million in cash collateral.

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

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 2, 2010 (the “2009 Annual Report”) are those that depend most heavily on these judgments and estimates including the following.

Impairment of Long-Lived Assets

Factors that management must estimate when performing impairment tests include, among other items, possible liquidation of our business. Actual results may differ materially from these estimates and, as a result, the fair values may be adjusted in the future.

During fiscal 2008, the Company recorded an impairment charge of $10.8 million to reduce the carrying amount of its corporate headquarters to $6.2 million and has recorded the asset as held for sale. The value is based on unobservable inputs including real estate broker estimate and property assessment.

Insurance and Self-Insurance Liabilities

Prior to 2008 we were primarily self-insured for medical costs, as our deductible under third party coverage was $250,000 per claim.  We establish accruals for our insurance programs based on available claims data and historical trends and experience, as well as loss development factors prepared by third party actuaries.  Loss development factors are estimates based on our actual historical data and other retail industry data.  Commencing in 2008, the Company was no longer self-insured for medical costs.

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

The accrued obligation for these self-insurance programs was approximately $1.9 million at the end of fiscal year 2009 and $1.8 million at the end of fiscal year 2008.  Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.

Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which is available to reduce taxable income in future periods subject to many conditions and contingencies (and use against taxable income after 2009 will not be possible if the Company has no operating income or if the Company liquidates and dissolves).

As of January 2, 2010 we have recorded a net deferred tax asset of $51.2 million and a related valuation allowance of $51.2 million.  In connection with the preparation of our fiscal years 2009 and 2008 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and liquidation of our business.  For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets.  As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

Effective December 31, 2006 the Company adopted FASB ASC Topic 740 “Income Taxes”. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Topic No. 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate resolution. In implementing FASB Topic 740, the Company evaluated individual tax benefits using these evaluation methods and made judgments on how to disaggregate its various tax positions and then analyzed the tax positions.  At the adoption date of December 31, 2006, January 3, 2009 and January 2, 2010, the Company did not have any unrecognized tax benefits.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firm, the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements called for by this Item 8 are filed as part of this Annual Report. An index to the Consolidated Financial Statements is provided under Item 15, “Exhibits”, beginning at page F-1 below.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Treasurer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Form 10-K. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that, as of January 2, 2010, the design and operation of the Company's disclosure controls and procedures were effective. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

The Company’s Chief Executive Officer, President and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer, President and Chief Financial Officer) concluded that, as of the Evaluation Date, we had not identified any material weakness in our internal control over financial reporting and our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(c)           Changes in Internal Control Over Financial Reporting

We identified no change in our internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On March 15, 2010, the Company issued shares of common stock having an aggregate grant date fair value of $50,000, or 217,391 shares, to each of Adam Finerman and Eugene Davis, the Company’s non-employee directors, in lieu of cash compensation for their service as directors in 2010 to which they would otherwise be entitled. The Company believes that compensating the non-employee directors in the form of common stock in lieu of cash better aligns the interests of the Company and the non-employee directors.

On March 15, 2010, the Company issued shares of common stock having an aggregate grant date fair value of $500,000, or 2,173,913 shares, to Jonathan M. Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer, in lieu of cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010. The Company believes that compensating Mr. Couchman in the form of common stock in lieu of cash better aligns his interests with those of the Company.

On March 15, 2010, Mr. Couchman was also awarded a stock option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price of the Company’s stock price was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to the Company’s shareholders. The Company believes that granting a stock option with an exercise price substantially above both the estimated liquidation value per share and market price per share at the time of the grant will further incentive Mr. Couchman to work to maximize distributions to shareholders.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, that is not provided in this report will be included in either Footstar, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.  Certain information required by this Item 10 concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.   EXECUTIVE COMPENSATION

Information required by Part III, Item 11, will be included in either Footstar, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report and not deemed incorporated by reference into any filing under the Securities Act or Exchange Act except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Part III, Item 12, that is not provided in this report will be included in either Footstar, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13, will be included in either Footstar, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Part III, Item 14, will be included in either Footstar, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included within this report:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the Period January 4, 2009 to May 5, 2009 and the Year Ended January 3, 2009 (Going Concern Basis)	F-3

Consolidated Statement of Net Assets as of January 2, 2010 (Liquidation Basis) and Consolidated Balance Sheet as of January 3, 2009 (Going Concern Basis)	F-4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the period January 4, 2009 to May 5, 2009 and the Year Ended January 3, 2009 (Going Concern Basis)	F-5

Consolidated Statement of Changes in Net Assets in Liquidation— For the period May 6, 2009 through January 2, 2010 (Liquidation Basis)	F-6

Consolidated Statements of Cash Flows for the Period January 4, 2009 to May 5, 2009 and the Fiscal Year Ended January 3, 2009 (Going Concern Basis)	F-7

Notes to Consolidated Financial Statements	F-8

(a)(3) Exhibits

21.1	Subsidiaries of Footstar, Inc.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTSTAR, INC.

By	/s/ JONATHAN M. COUCHMAN
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer March 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ JONATHAN M. COUCHMAN	President & Chief Executive	March 17, 2010
Jonathan M. Couchman	Officer

/s/ JONATHAN M. COUCHMAN	Chief Financial Officer &	March 17, 2010
Jonathan M. Couchman	Principal Accounting Officer

/s/ EUGENE I. DAVIS	Director	March 17, 2010
Eugene I. Davis

/s/ ADAM W. FINERMAN	Director	March 17, 2010
Adam W. Finerman

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

2.3	Plan of Complete Liquidation of Footstar, Inc. (incorporated by reference to Exhibit 2.1 of Footstar, Inc.’s Form 8-K filed on May 09, 2008).
2.4	Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (incorporated by reference to Annex A of Footstar, Inc.’s definitive Proxy Statement filed on April 6, 2009).
3.1
Second Amended and Restated Certificate of Incorporation of Footstar, Inc. and Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibits 3.1 and 3.2 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).

3.2	Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.1 to Footstar Inc.’s Form 8-K filed on July 29, 2009).
4.1
Rights Agreement, dated as of March 8, 1999, between Footstar, Inc. and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, which includes, as Exhibit A, the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.’s Form 8-A filed on March 9, 1999).

4.2
Amendment No. 1 to the Rights Agreement dated as of May 31, 2002, between Footstar, Inc. and Mellon Investor Services LLC (formerly chase Mellon Shareholder services L.L.C.), as rights agent, which includes as Exhibit C, the modified and amended Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to Footstar, Inc.’s Form 8-A/A filed on June 4, 2002).

4.3
Amendment No. 2 to the Rights Agreement, dated as of February 4, 2009, between Footstar, Inc. and Mellon Investor Services LLC (formerly chase Mellon Shareholder services L.L.C.), as rights agent (incorporated by reference to Exhibit 4.1 to Footstar’s Current Report on Form 8-K filed on February 4, 2009).

EXHIBIT NUMBER	DESCRIPTION

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
10.5
First Amendment, dated June 17, 2008, to Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.4 to Footstar’s Quarterly Report on Form 10-Q filed on August 6, 2008).*

10.6
Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.3(b) to Footstar, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A filed on March 16, 2006).*

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
10.12
Employment Agreement, by and between Jonathan M. Couchman and Footstar, Inc., dated as of December 9, 2008 (incorporated by reference to Footstar Inc.’s Current Report on Form 8-K filed on December 9, 2008).*

EXHIBIT NUMBER	DESCRIPTION

10.13	Footstar, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Footstar, Inc.’s Annual Report on Form 10-K filed on March 28, 1997, Reg. No. 001-11681).*
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

10.17
Master Agreement Amendment, dated as of April 3, 2008, by and among Footstar, Inc., Kmart Corporation, certain affiliates of Kmart Corporation and Sears Holdings Corporation (incorporated by reference to Exhibit 10.2 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

10.18
First Amendment to Amended and Restated Exit Credit Agreement dated May 9, 2008 by and among Footstar, Inc., and Footstar Corporation as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent for itself and the Lenders, as swingline lender, as issuing bank and as collateral agent (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on May 9, 2008).

10.19
Second Amendment, dated March 31, 2009, to Footstar, Inc. 2009 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on April 6, 2009).*

21.1	Subsidiaries of Footstar, Inc.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations for the Period January 4, 2009 to May 5, 2009 and the Year Ended January 3, 2009 (Going Concern Basis)	F-3
Consolidated Statement of Net Assets as of January 2, 2010 (Liquidation Basis) and Consolidated Balance Sheet as of January 3, 2009 (Going Concern Basis)	F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the period January 4, 2009 to May 5, 2009 and the Year Ended January 3, 2009 (Going Concern Basis)	F-5
Consolidated Statement of Changes in Net Assets in Liquidation— For the period May 6, 2009 through January 2, 2010 (Liquidation Basis)	F-6
Consolidated Statements of Cash Flows for the Period January 4, 2009 to May 5, 2009 and the Fiscal Year Ended January 3, 2009 (Going Concern Basis)	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Footstar, Inc. (“the Company”) as of January 2, 2010, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period May 6, 2009 to January 2, 2010. We also have audited the consolidated balance sheet of the Company as of January 3, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the period January 4, 2009 through May 5, 2009 and the year ended January 3. 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As Discussed in Note 1 to the accompanying consolidated financial statements, the Company’s Kmart Agreement expired by its terms on December 31, 2008 and all operations with respect to the Kmart business, which represented substantially all of the Company’s net sales and income ceased.

As described in Notes 1 and 2 to the consolidated financial statements, the shareholders of Footstar, Inc. approved a plan of liquidation on May 5, 2009. As a result, the Company changed its basis of accounting effective May 6, 2009 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) as of January 2, 2010 of the Company, the consolidated changes in net assets in liquidation for the period May 6, 2009 to January 2, 2010, the consolidated financial position at January 3, 2009 and the consolidated results of their operations and their cash flows for the period from January 4, 2009 to May 5, 2009 and the year ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner and Mattia, LLP
Edison, New Jersey
March 17, 2010

Consolidated Statements of Operations - For the period of January 4, 2009 through May 5, 2009 and the Year Ended January 3, 2009 (Going Concern Basis)
(amounts in millions, except per share amounts)

	For the period January 4, 2009 to May 5, 2009	For the year ended January 3, 2009
Revenue
Net sales	$--	$580.0
Liquidation of Inventory	2.5	54.2
Total Sales	2.5	634.2

Costs:
Cost of revenue	--	396.7
Cost of revenue – liquidation of inventory	--	59.1
Total Cost	--	455.8
Total Gross Profit	2.5	178.4
Store operating, selling, general and administrative expenses	6.5	146.8
Depreciation and amortization	--	4.5
Loss on impairment of long-lived assets	--	10.8
Gain on cancellation of retiree benefit plan	--	(22.3)
Gain on sale of intangible assets	--	(10.5)
Gain on expiration of Kmart Agreement	--	(5.0)
Other income	(0.3)	--
Interest expense	--	1.1
Interest income	--	(0.7)
Income (loss) before income taxes and discontinued operations	(3.7)	53.7
Provision for income taxes	--	(1.3)
Income (loss) from continuing operations	(3.7)	52.4
Income discontinued operations, net of tax	--	1.3
Net income (loss)	$(3.7)	$53.7

Average common shares outstanding
Basic	21.3	20.9
Diluted	21.3	21.1

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.17)	$2.51
Income from discontinued operations	--	0.06
Net income (loss)	$(0.17)	$2.57
Diluted:
Income (loss) from continuing operations	$(0.17)	$2.48
Income from discontinued operations	--	0.06
Net income (loss)	$(0.17)	$2.54

See accompanying notes to consolidated financial statements.

Consolidated Statement of Net Assets as of January 2, 2010 (Liquidation Basis) and Consolidated
Balance Sheet as of January 3, 2009 (Going Concern Basis)
($ in millions)

	January 2, 2010	January 3, 2009
Current assets:
Cash and cash equivalents	$9.8	$56.6
Receivables and other	-	56.8
Prepaid expenses	5.1	8.3
Real Estate	6.2	6.2
Total current assets	21.1	127.9
Other assets	0.2	1.0
Total assets	$21.3	$128.9
Current liabilities:
Accounts Payable and Accrued Expenses	5.3	21.4
Income Tax Payable	-	1.3
Liabilities of discontinued operations	-	0.5
Total current liabilities	5.3	23.2
Other long term liabilities	6.0	1.2
Total liabilities	$11.3	$24.4
Shareholders’ equity:
Common stock $.01 par value: 100,000,000 shares authorized; 32,236,400 shares issued		0.3
Additional paid-in capital		330.1
Treasury stock: 10,711,569 shares, at cost		(310.6)
Retained earnings		84.1
Accumulated other comprehensive income		0.6
Total shareholders’ equity		104.5
Total liabilities and shareholders’ equity		$128.9
Net Assets in Liquidation	$10.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Going Concern Basis)
($ in millions, except share amounts)

	Common Stock Shares Amount		Treasury Stock Shares Amount		Add’l Paid-in Capital	Retained Earnings	Accum. Other Compre- hensive Income	Total
Balance as of December 29, 2007	31,836,762	$0.3	10,711,569	$(310.6)	$328.9	$51.7	$8.8	$79.1
Comprehensive income:
Net income						53.7		53.7
Defined benefit plans, net of tax (see notes 20 and 21):
Amortization of prior service credit	--	--	--	--	--	--	(0.6)	(0.6)
Cancellation of post retirement benefit plan	--	--	--	--	--	--	(7.7)	(7.7)
Amortization of gain							(0.4)	(0.4)
Net gain							0.5	0.5
Total comprehensive income								45.5
Special cash distribution	--	--	--	--	--	(21.3)	--	(21.3)
Common stock incentive plans	399,638	--	--	--	1.2	--	--	1.2
Balance as of January 3, 2009	32,236,400	$0.3	10,711,569	$(310.6)	$330.1	$84.1	$0.6	$104.5
Comprehensive income:
Net loss						(3.7)		(3.7)
Total Comprehensive loss	--	--	--	--	--	--	--	(3.7)
Special cash distribution	--	--	--	--	--	(21.6)	--	(21.6)
Common stock incentive plans	50,573	--	--	--	0.8	--	--	0.8
Balance as of May 5, 2009	32,286,973	$0.3	10,711,569	$(310.6)	$330.9	$58.8	$0.6	$80.0

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Net Assets in Liquidation
For the period May 6, 2009 through January 2, 2010 (Liquidation Basis)
($ in millions)

For the period May 6, 2009 to January 2, 2010

Shareholders' Equity at May 5, 2009	$80.0
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(1.2)
Accrued cost of liquidation	(10.0)
Net Assets in Liquidation May 5, 2009	68.8
Cash distribution to shareholders	(59.4)
Change in liquidation accruals
Accrued Cost of liquidation May 6, 2009 to January 2, 2010	(0.1)
Cost incurred May 6, 2009 to January 2, 2010	(1.3)
Decrease in State Income Tax	0.4
Federal Income Tax receivable	1.1
Other cash proceeds received	0.5
Net Assets in Liquidation January 2, 2010	$10.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the period
January 4, 2009 to May 5, 2009 and the Year Ended January 3, 2009
(Going Concern Basis)

($ in millions)

	For the period January 4, 2009 to May 5, 2009	For the year ended January 3, 2009

Cash flows from operating activities:
Net income (loss)	$(3.7)	$53.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	--	(1.3)
Depreciation and amortization	--	4.5
Gain on retiree medical plan cancellation	--	(22.3)
Gain on sale of intellectual property		(10.5)
Loss in impairment of long-lived assets		10.8
Stock incentive plans	0.8	1.2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	56.9	(45.5)
Decrease (increase) in inventories	--	86.7
(Increase) decrease in prepaid expenses and other assets	1.4	(3.5)
Decrease in accounts payable, accrued expenses and amount due under Kmart Settlement	(10.3)	(54.1)
Decrease in income taxes payable and other long-term liabilities	(1.2)	(8.3)
Net cash provided by operating activities	43.9	11.4
Cash flows provided by (used in) investing activities:
Proceeds from sale of intellectual property	--	13.0
Net cash used in investing activities	--	13.0
Cash flows used in financing activities:
Special cash distribution paid	(21.6)	(21.3)
Payments on mortgage note	(0.7)	(1.2)
Net cash used in financing activities	(22.3)	(22.5)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued activities	--	0.9
Net increase (decrease) in cash – discontinued operations	--	0.9
Net increase (decrease) in cash and cash equivalents	21.6	2.8
Cash and cash equivalents, beginning of period	56.6	53.8
Cash and cash equivalents, end of period	$78.2	$56.6

See accompanying notes to consolidated financial statements.

1.           Nature of Company

Background

Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company that operated its businesses through its subsidiaries which principally operated as a retailer selling family footwear through licensed footwear departments in Kmart Corporation (“Kmart”) stores. These operations comprised substantially all of our sales and profits.

Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court.

On February 7, 2006, we successfully emerged from bankruptcy and paid substantially all our creditors in full with interest.

Dissolution and Liquidation of the Company’s Business.

As part of its emergence from bankruptcy in February 2006, substantially all of the Company’s business operations consisted of running licensed footwear departments in Kmart stores pursuant to an Amended and Restated Master Agreement among Kmart, Sears Holding Corporation (“Sears”) and the Company (as amended, the “Kmart Agreement”) . The Kmart Agreement expired by its terms at the end of 2008 and during the first quarter of 2009, the Company received approximately $55.3 million from Kmart related to the liquidation sale of inventory.

In May 2008 the Board of Directors determined that it is in the best interests of the Company and its shareholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets, including its owned property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (“collectively, the “Mahwah Real Estate”). In May 2008, the Board of Directors approved the Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of the Company after expiration of the Kmart Agreement on December 31, 2008.

The Board amended the Original Plan on March 5, 2009.  The Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan of Dissolution”)  reflects technical and legal changes to the Original Plan consistent with Delaware corporate law and is intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of the Company in the best interests of shareholders.  The Plan of Dissolution provides for the complete, voluntary liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described in the Plan of Dissolution and for distributions of available cash to shareholders as determined by the Board of Directors (the “Dissolution”).

In connection with the anticipated liquidation, wind-down and ultimate dissolution of the Company, the Company will, when and as determined by the Board of Directors in its absolute discretion, pay, or make adequate provision for payment of, all known and uncontroverted liabilities of the Company (including indemnification obligations and expenses associated with the liquidation and dissolution of the Company and the satisfaction in full of the obligations of the Company) and will set aside from its cash-on-hand such additional amount as the Board of Directors in its absolute discretion determines to be appropriate from time to time in connection with other, unascertained or contingent, liabilities of the Company.

From 2007 through January 2, 2010, the Company’s Board of Directors declared and paid cash distributions to shareholders in the amount of $9.75 per common share or $207.1 million.

On February 24, 2010, the Company announced that its Board of Directors declared a special cash distribution to shareholders in the amount of $.10 per common share. The Company recorded the distribution effective the date the declaration was made by the Board of Directors. The special cash distribution totaling $2.2 million was paid on March 12, 2010 to the holders of record at the close of business on March 8, 2010.

On February 24, 2010, the Company announced it anticipates it will not make any further distributions until the monetization of the Mahwah Real Estate.

The aggregate amount of any remaining liquidation distribution to our shareholders is expected to be in the range of $.38 to $.46 per common share (before giving effect of the $.10 per share liquidating distribution paid on March 12, 2010).  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets; and

3)	the ultimate proceeds from the sale of the Mahwah Real Estate.

As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates.

2.           Basis of Presentation

Basis of Presentation

The consolidated financial statements for the period January 4, 2009 through May 5, 2009 and for the fiscal year 2008 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholders’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

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

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.  Subsequent to the adoption of the liquidation basis of accounting, during the period May 6, 2009 to January 2, 2010, the Company recorded a net increase in liquidating expense accrual of $0.1 million and received cash proceeds from the sale of certain assets of $0.5 million.

The company does not expect to make any further distributions until such time as it has monetized its Mahwah Real Estate, following which, the Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities (i.e.  Office Lease Guarantee, etc) as more fully discussed in Note 9, it may determine to transfer its remaining assets and liabilities to a liquidating trust.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost that approximates their fair market value. At times the Company has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in millions):

	For the period January 4, 2009 to May 5, 2009	For the year ended January 3, 2009
Comprehensive Income (Loss):
Net Income (loss)	$(3.7)	$53.7
Defined postretirement benefit plan, net of tax:	-	(7.7)
Amortization of prior service credit	-	(0.6)
Amortization of actuarial gain	-	(0.4)
Net Gain	-	0.5
Comprehensive Income (Loss)	$(3.7)	$45.5

Insurance Liabilities

We were primarily self-insured for health care costs for fiscal 2007 and prior.  We were self-insured for workers’ compensation insurance for fiscal 2004 and prior.  Our health care and workers’ compensation insurance (fiscal 2004 and prior) had a deductible of $250,000, property insurance with deductibles ranging between $25,000 to $100,000 and general liability insurance with no deductible.  For self-insured claims, provisions are made for our actuarially determined estimates of discounted future claim costs for such risks. Commencing in 2005, the Company is no longer self-insured for workers’ compensation insurance and we maintained workers’ compensation insurance with no deductible. Commencing January 1, 2008, the Company entered into premium based health care programs and therefore is no longer self-insured for health care costs.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net (loss) income available for common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net (loss) income available to common shareholders by the weighted average shares outstanding, after giving effect to the potential dilution that could occur if outstanding options or other contract or obligations to issue common stock were exercised or converted.

The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

	For the period January 4, 2009 to May 5, 2009	For the year ended January 3, 2009
Average shares outstanding	21.3	20.9
Average contingently issuable shares (1)	-	-

Average shares outstanding – basic	21.3	20.9
Average shares outstanding – diluted	21.3	21.1

(1)
The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS.  During the period of January 4, 2009 – May 5, 2009 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation.  Shares which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 260,125 shares for the period of January 4, 2009 – May 5, 2009 and 327,725 shares at January 3, 2009.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated statement of net assets and balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable.  The carrying value of the mortgage, which approximated fair value due to its short-term nature, was $.7 million and $2.0 million as of January 2, 2010 and January 3, 2009, respectively.

Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to the current period financial statement presentation. This reclassification has no impact on Reported Earnings, New Worth, or Cash Flows for prior fiscal periods.

3.           Reduction in Workforce

The Company currently has five employees, which includes one officer, to assist in the liquidation process.  Cash payments to terminated employees totaling approximately $5.5 million were paid during the period of January 4, 2009 to May 5, 2009.  As of January 2, 2010, the Company has an accrual of approximately $39,000 relating to severance and benefit costs included in accrued expenses.  In order to continue to retain key employees as it liquidates its businesses, the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.

The following is a reconciliation of the beginning and ending severance and benefit costs accrual as of January 2, 2010 (in millions):

January 2, 2010
Balance at January 3, 2009	$6.76
Costs charged to expense	1.25
Cash payments	(7.97)
Ending balance of termination benefits accrual	$0.04

4.           Discontinued Operations

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

5.           Impact of Recently Issued Accounting Standards

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

Fair Value Measurements at January 2, 2010 Using

(In millions) Description	Balance at January 2, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$0.5	$0.5	$-	$-

Money Market Funds	9.3	9.3	-	-

Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

See Note 7 for discussion on Mahwah Real Estate Valuation.

6.           Accounts Receivable

Accounts receivable consisted of the following (in millions):

	2009	2008
Due from Kmart	$--	$54.3
Other – primarily trade	--	2.6
	--	56.9
Less: Allowance for doubtful accounts	--	(0.1)

Total	$--	$56.8

7.           Mahwah Real Estate

In connection with the expiration of the Kmart Agreement, the Company has been marketing its Mahwah Real Estate which was classified as assets held for sale at January 3, 2009.  As of January 2, 2010, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs including real estate broker estimate and property assessment. There was no change in this value from January 3, 2009 to January 2, 2010.

8.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	2009	2008
Income tax refund receivable and other prepaid taxes	$1.3	$0.6
Cash collaterized letters of credit	3.8	7.1
Other	--	0.6
Total	$5.1	$8.3

9.           Accrued Expenses

Accrued expenses consisted of the following (in millions):

	2009	2008
Taxes other than federal income taxes	$--	$0.3
Salaries and bonus	--	8.8
Employee benefit costs	--	6.9
Mortgage	0.7	2.0
Liquidation Accrual - Short-Term	3.5	--
Workers Compensation - Short-Term	0.3	--
Other – individually not in excess of 5%	0.8	3.4
Total	$5.3	$21.4

10.           Credit Facility

In the past, we have entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise.  As of January 2, 2010, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $3.8 million, with Bank of America as issuing bank.  In connection therewith, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral.  Amounts will be refunded to the Company as the letters of credit are reduced, terminated or expired.  Amounts are included in prepaid expenses (see Note 8). As of February 8, 2010, the Company’s letters of credit obligation decreased by $1.0 million resulting in the release by Bank of America of $1.1 million in cash collateral.

11.           Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	2009	2008

Workers compensation - LT	$1.0	$1.2
Liquidation accrual - LT	5.0	--
Total	$6.0	$1.2

12.           Income Taxes

The provision for income taxes was comprised of the following (in millions):

	For the period January 4, 2009 to May 5, 2009	For the year ended January 3. 2009
Federal	$--	$--
State	--	1.3
Total	$--	$1.3

The 2008 income tax provision relates to the estimated income tax obligation of our stores located in Puerto Rico, Guam and the Virgin Islands, which do not have net operating losses available to offset income.  The Company did not have any operations in these locations during the period ended January 2, 2010.

Income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

	For the period January 4, 2009 to May 5, 2009	For the year ended January 3. 2009
Computed “expected” income tax expense (benefit)	$(1.3)	$18.8
Increases (decreases) in income taxes resulting from:
State income taxes, net of federal tax benefit	--	1.1
Other	--	(1.3)
Valuation allowance	1.3	(17.3)
Net income tax expense	$--	$1.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax asset and liabilities for the 2009 and 2008 fiscal years were as follows (in millions):

	2009	2008
Deferred tax assets:
Employee benefits	$0.5	$2.5
NOL carryforward	46.1	41.3
Tax credit carryforward	--	1.1
Property and equipment	4.6	5.1
Other	--	0.1
Total gross deferred tax assets	51.2	50.1
Less valuation allowance	(51.2)	(50.1)
Total deferred tax assets	$--	$--

As of January 2, 2010, we have net operating loss carry forwards for federal income tax purposes of approximately $119.8 million that, if not utilized, will begin expiring for federal purposes in 2025 and state net operating losses that have already begun expiring.  Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.

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

As of January 2, 2010 we have recorded net deferred tax assets of $51.2 million and a related valuation allowance of $51.2 million.  In connection with the preparation of our fiscal years 2009 and 2008 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and the liquidation of our Kmart business on December 31, 2008.  For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets.  As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

During fiscal years 2009 and 2008 the Company recorded an increase (decrease) of the valuation allowance of $1.1 million and ($17.3) million respectively.

As of January 2, 2010, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

On November 5, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. The Company expects to realize income tax refund in the approximate amount of $1.1 million and has record the related receivable.

13.           Share-Based Compensation Plans

Our effective stock incentive plans include the shareholder-approved 1996 Incentive Compensation Plan (the “1996 Plan”) and the non-shareholder-approved 2000 Equity Incentive Plan (the “2000 Plan”), which is to be used exclusively for non-executive officers of the Company.  Under the 1996 Plan, a maximum of 3,100,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards, of which 1,621,873 are available for issuance.  Under the 2000 Plan, a maximum of 2,000,000 shares may be issued in connection with stock options, restricted stock, deferred stock and other stock-based awards, of which 1,752,442 are available for issuance. The number of shares of common stock available under such plans is subject to adjustment for recapitalization, merger, and other similar events.

On May 5, 2009, the Company de-registered all of the securities registered under the 1996 Incentive Compensation Plan and the 2000 Equity Incentive Plan that remained unsold as of this date. The Company has no plans to make any additional grants under any of these plans.

The following table provides information relating to the potential dilutive effect and shares available for grant under each of our stock compensation plans.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options/Awards	Weighted Average Exercise Price of Outstanding Options	Number of Shares Issued, Inception to Date as of 1/2/2010	Number of Shares Remaining Available for Future Issuance, as of 1/2/2010	Number of Shares Remaining Available for Future Issuance, as of 1/3/2009
1996 Incentive Compensation Plan	546,394	$15	931,733	1,621,873	1,621,873
2000 Equity Incentive Plan	101,215	$32	146,343	1,752,442	1,752,442
Total	647,609	$15	1,078,076	3,374,315	3,374,315

The table below provides information relating to deferred restricted stock units and performance-based stock awards:

Deferred Restricted Stock Units and Shares and Performance-Based Stock Awards
	Deferred Shares and Units	Weighted Average Grant Date Fair Value
Non-vested, January 3, 2009	189,383	$4
Granted	--	--
Canceled	--	--
Vested	(189,383)	$4
Non-vested, January 2, 2010	--	--

As of January 2, 2010 there was $0 million of unrecognized compensation costs related to restricted stock and performance-based awards. The total fair value of shares vested during 2009 and 2008 was $0.2 million, $1.4 million, respectively.

Stock Options

The Company records stock based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.  The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  Stock option expense relating to stock options was $0 for the period of January 4, 2009 – May 5, 2009.  A summary of option activity as of January 2, 2010 and changes during the twelve months ended is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 3, 2009	323,725	$30.58
Granted	-	-
Exercised	-	-
Forfeited	(132,485)	$29.57
Balance : January 2, 2010	191,240	$31.28
Options Exercisable: January 2, 2010	191,240	$31.28

For 2009 and 2008 there was a charge for stock option-based compensation expense. As of January 2, 2010 and January 3, 2009 there was $0 total unrecognized compensation costs related to stock options.

2006 Non-Employee Director Stock Plan

On our emergence from bankruptcy on February 7, 2006, the 2006 Non-Employee Director Stock Plan (the “2006 Plan”) became effective.  Pursuant to its terms, no further grants are permitted to be made under the 2006 Plan.

The 2006 Director Stock Plan provided for an automatic initial grant of 10,000 shares of restricted common stock to each eligible director.  Beginning with the 2007 annual meeting of the Company, the Company made additional, annual grants to each eligible director of 10,000 shares of restricted common stock, or such other amount determined by the Board of Directors of the Company (the “Board”), subject to the provisions of the 2006 Director Stock Plan. In connection with the annual grant in 2007, the Board determined that for equitable reasons 20,965 shares of restricted stock should be granted to each eligible director instead of the 10,000 shares that would otherwise have been automatically granted under the terms of the plan. All prior grants were fully vested in 2009 upon the adoption of the Plan of Dissolution.

In addition to the grants eligible directors received under the 2006 Plan, each non-employee director of the Company shall receive $50,000 annually, which shall be paid quarterly in cash in equal installments, unless any such director elects to receive common stock in lieu of cash.

The following table provides information relating to the status of, and changes in, stock units granted under the 2006 Plan:

Director Stock Plan Units

	Stock Units	Weighted Average Grant Date Fair Value
Non-vested, January 3, 2009	174,964	$5
Granted	55,000	$3
Cancelled	(38,965)
Shares Vested	(190,999)	$3
Non-vested, January 2, 2010	--	$--

The total fair value of shares vested during 2009 and 2008 was $0.5 million and $0.6 million, respectively.

14.           Commitments and Contingencies

Kmart Relationship

The Kmart Agreement expired at December 31, 2008.

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

In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $3.1 million, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 6, 2012, we may be required to fund a Liquidating Trust with $1.5 million until such time as the matter is concluded.

15.           Shareholder Rights Plan

On March 9, 1999, the Company’s Board of Directors approved the adoption of a Shareholder Rights Agreement, dated as of March 8, 1999, as amended as of May 31, 2002 and February 4, 2009 (as amended, the “Rights Agreement”), which expires March 8, 2012. Under the Rights Agreement, Preferred Stock Purchase “Rights” have been distributed as a dividend to shareholders at the rate of one Right for each share of common stock outstanding. Initially, the Rights are not exercisable. Upon a “trigger event,” each Right entitles its holder (other than the holder who caused the trigger event) to purchase at an “Exercise Price” of $100 the equivalent of that number of shares of common stock of the Company worth twice the Exercise Price.

The Rights are exercisable only if a person or group that is not currently a 4.75 percent shareholder acquires beneficial ownership of 4.75 percent or more of the Company’s common stock. In addition, stock repurchases by the Company do not constitute a trigger event under any circumstances. Shareholders who owned more than 4.75 percent of the stock as of February 4, 2009 or increase their ownership percentage as a result of the Company’s share repurchases are “grandfathered” under this plan as long as they do not purchase additional shares.

The Company is entitled, but not required, to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger or expiration of the Rights.

16.           Supplemental Cash Flow Information

Cash payments for income taxes and interest from continuing operations for the fiscal years ended January 2, 2010 and January 3, 2009 were as follows (in millions):

	2009	2008

Income taxes (received) paid	$0.5	$(1.2)
Interest received	--	$0.8
Interest paid	--	$1.2

17.           Subsequent Events

On March 15, 2010, the Company issued shares of common stock having an aggregate grant date fair value of $50,000, or 217,391 shares, to each of Adam Finerman and Eugene Davis, the Company’s non-employee directors, in lieu of cash compensation for their service as directors in 2010 to which they would otherwise be entitled. The Company believes that compensating the non-employee directors in the form of common stock in lieu of cash better aligns the interests of the Company and the non-employee directors.

On March 15, 2010, the Company issued shares of common stock having an aggregate grant date fair value of $500,000, or 2,173,913 shares, to Jonathan M. Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer, in lieu of cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010. The Company believes that compensating Mr. Couchman in the form of common stock in lieu of cash better aligns his interests with those of the Company.

On March 15, 2010, Mr. Couchman was also awarded a stock option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price of the Company’s stock price was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to the Company’s shareholders. The Company believes that granting a stock option with an exercise price substantially above both the estimated liquidation value per share and market price per share at the time of the grant will further incentive Mr. Couchman to work to maximize distributions to shareholders.