Form 10-K/A
period 2010-01-02
FOOTSTAR INC
filed 2010-04-21
CIK 1011308

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐    No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant have been excluded.  The aggregate market value of the common stock held by non-affiliates of the registrant as of July 4, 2009, was approximately $19.8 million based on the closing price on July 2, 2009 of $0.97 per share.

Number of shares outstanding of common stock, par value $.01 per share, as of April 16, 2010:  24,183,897.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” “Footstar” and the “Company” refer specifically to Footstar, Inc. and its subsidiaries.

Pursuant to General Instruction G.3 to Form 10-K, this Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of the Company for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2010 (the “Original Report”).  This Amended Report amends the Original Report solely to incorporate information required by Part III, Items 10, 11, 12, 13 and 14.  As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amended Report.  Except as set forth in Part III and Part IV below, no other changes are made to the Original Report.  Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amended Report should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report.

Table of Contents

Page

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers

The information concerning the Company’s executive officers set forth in Part I, Item 1 under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Directors

Our Board of Directors (the “Board”) currently consists of three members divided into three classes with one director in each of the three classes.  Directors have been appointed on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively.  Currently, the term of Class I directors expires at our 2010 annual meeting; and the term of Class II directors expires at our 2011 annual meeting; and the term of Class III directors expires at our 2012 annual meeting.  Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Jonathan M. Couchman, 41, Class III                                                                Director Since 2006

Mr. Couchman was appointed Chief Financial Officer effective August 11, 2009. Mr. Couchman became President and Chief Executive Officer of Footstar effective January 1, 2009.  Prior to that, on December 9, 2008 Mr. Couchman became Chief Wind-Down Officer of the Company.  He was appointed Chairman of the Board of Footstar on February 7, 2006.  He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in 2001.  Couchman Capital LLC is also the general partner of Couchman Partners LLP, a private investment partnership established in 2001.  In addition, Mr. Couchman is the President of Couchman Advisors, Inc. a management advisory company.  Mr. Couchman served on the Board of Golf Trust Inc., a position he held from 2007 to 2009. He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.  Mr. Couchman’s extensive investment experience, as well as his work-out experience, gives him strong insight into the challenges and issues facing the Company.

Eugene I. Davis, 55, Class I                                                                                 Director Since 2006

Presently Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately-held strategic advisory consulting firm he formed in 1997.  From May 2005 to October 2007, Mr. Davis served as Chief Executive Officer of Golden Northwest Aluminum, Inc., which was an aluminum manufacturing company.  From August 2004 to 2006, Mr. Davis served as Chairman of High Voltage Engineering Corporation, which designed and manufactured high quality applications and engineering products.  High Voltage Engineering Corporation filed a voluntary petition for reorganization under Chapter 11 in February 2005.  From 2001 to 2004, Mr. Davis served in various executive positions including Chairman, Chief Executive Officer and President of RBX Industries, Inc., a manufacturer and distributor of foam products.  RBX Industries, Inc. filed a voluntary petition for reorganization under Chapter 11 in March 2004.  From November 2002 until February 2003, Mr. Davis served in the Office of the Chairman as Co-President and Chief Executive Officer for Metals USA, Inc., a metal service center business.  Mr. Davis presently serves as Chairman of the Board of Atlas Air Worldwide Holdings, Inc.  Mr. Davis also serves as a Director of Delta Air Lines, Inc., Ambassadors International Inc., American Commercial Lines, Inc., Atari Inc., DEX One Corporation (f/k/a RH Donnelly), Exide, Foamex International Inc., Granite Broadcasting, Ion Media Networks Inc., IPCS, Knology, Inc., McLeod Communications, Media General Inc., Oglebay Norton, PRG Schultz International Inc., Rural/Metro Corporation, SeraCare Life Sciences, Inc., Silicone Graphics Inc., Solutia Inc., Spectrum Brands, Inc., Terrestar Corporation, Tipperary Corporation, and Viskase Companies Inc. Prior to forming PIRINATE Consulting Group, LLC, Mr. Davis served as the Chief Operating Officer of Total-Tel USA Communications, Inc. (which was a facilities based provider of voice, data and Internet solutions to commercial and wholesale carrier markets); President, Vice Chairman and Director of Emerson Radio Corporation (a consumer electronics distributor); and Vice Chairman of Sport Supply Group, Inc. (a direct-marketer of sporting goods and recreational equipment).  Mr. Davis’s extensive board and management experience gives him strong insight into the challenges and issues facing the Company.

Adam W. Finerman, 44, Class II                                                                         Director Since 2006

Partner with the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, based in New York City, since 1998.  Mr. Finerman practices in the areas of mergers and acquisitions, corporate finance and proxy contests.  He also counsels corporate clients on corporate governance practices and related matters, SEC reporting requirements and other public company obligations.  Mr. Finerman’s extensive legal experience will provide valuable insight to the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and more than 10% shareholders to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings.  Based solely on a review of these filings, the Company believes that all Section 16(a) filings were timely made in fiscal 2009, except for 1 transaction reportable on Form 4 that was inadvertently filed late, and which was subsequently amended, by Maureen Richards.

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

Audit Committee

In order to provide flexibility in the winding down of the Company following its dissolution on May 5, 2009, the Company amended its bylaws on July 27, 2009 to make the establishment of a separate Audit Committee of the Board permissive.  Therefore, subsequent to July 27, 2009, the entire Board of Directors served the function of the Audit Committee.  The Board has adopted the independence criteria established by Nasdaq for determining director independence and has determined that a majority of the members of the Board (Messrs. Finerman and Davis) are independent in accordance with Nasdaq listing requirements.  The Board also has determined that Mr. Davis qualifies as an “audit committee financial expert” in accordance with SEC rules.  This designation is an SEC disclosure requirement related to Mr. Davis’s experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on Mr. Davis.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements or Arrangements

None of our named executive officers were subject to employment agreements with the Company at fiscal 2009 year end.

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

For his services in this expanded capacity, the Compensation Committee authorized the payment to Mr. Couchman of $60,000 for each of the months of September and October, 2008 and $52,000 for the period from November 1, 2008 through December 8, 2008. Mr. Couchman received 169,492 shares of restricted stock that vest over time in December 2008.

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

Mr. Couchman’s employment agreement expired in accordance with its terms on December 8, 2009, at which point Mr. Couchman continued his employment with the Company on an “at will” basis.

Mr. Couchman received a base salary of $41,667 per month during 2009.

On March 15, 2010, the Company issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jonathan M. Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010.  The Company believes that compensating Mr. Couchman in the form of common stock in lieu of cash better aligns his interests with those of the Company.

On March 15, 2010, Mr. Couchman was also awarded a stock option to purchase up to 2,500,000 shares of common stock at an exercise price of $0.40 per share.  On the date of the grant, the closing stock price of the Company’s stock was $0.23.  The stock option was fully vested at the time of the grant.  The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to our shareholders.  The Company believes that granting a stock option with an exercise price substantially above both the estimated liquidation value per share and market price per share at the time of the grant will further incentive Mr. Couchman to work to maximize distributions to its shareholders.

Maureen Richards and Michael Lynch

On December 16, 2005, the Company entered into employment agreements with Maureen Richards and Michael Lynch.  Except as noted below, the material terms of the agreements were substantially similar.  The term of each of these named executive officers’ employment under the agreements commenced upon the effective date of the Company’s Plan of Reorganization, which was February 7, 2006.  On that date, Ms. Richards waived her rights under her former employment or change in control agreements with the Company.

The most recent annual base salaries for terminated named executive officers are: Ms. Richards – $354,000 and Mr. Lynch – $325,000.  Each named executive officer was entitled to participate in the Company’s semi-annual cash incentive program under which the executive was afforded the opportunity to earn not less than a set percentage of their base salary per year if certain targets were achieved.  Ms. Richards was entitled to earn a 50% minimum percentage of base salary under the term of her employment agreement.  Under the terms of his agreement, Mr. Lynch was entitled to earn not less than 45% of his base salary per year if the targets were achieved, but the Compensation Committee increased this amount to 50% (effective in 2007) to reflect his new responsibilities as the Company’s Chief Financial Officer.  Ms. Richards and Mr. Lynch received in July and December of 2006, 2007, and 2008 the retention payment indicated in the executive’s individual agreement, except that in 2006 (effective in 2007), the Compensation Committee increased Mr. Lynch’s semi-annual retention bonus from $43,873 to $50,000 to reflect his new responsibilities as the Company’s Chief Financial Officer.

Ms. Richards received a restricted stock grant on February 7, 2006, which was the date of the Company’s emergence from its bankruptcy proceedings pursuant to the Company’s Plan of Reorganization.  Ms. Richards received a 4,500 share restricted stock grant under the individual terms of her agreement.

The agreements obligate the Company to indemnify the named executive officers to the fullest extent permitted by law including the advancement of expenses in connection therewith.

On May 15, 2009, Ms. Richards’s employment with the Company was terminated. Ms. Richards received a $371,250 severance payment in connection with the termination of her employment determined in accordance with her employment agreement and related compensation plans and agreements. On May 5, 2009, the Company awarded Ms. Richards a lump sum payment of $30,000, following her termination of employment, for assisting the Company with any claims or administrative matters after her employment terminated.

On May 15, 2009, Mr. Lynch’s employment with the Company was terminated. Mr. Lynch received a $400,000 severance payment in connection with the termination of his employment determined in accordance with his employment agreement and related compensation plans and agreements. On May 5, 2009, the Company awarded Mr. Lynch a lump sum payment of $30,000, following his termination of employment, for assisting the Company with any claims or administrative matters after his employment terminated.

Compensation Committee

In order to provide flexibility in the winding down of the Company following its dissolution on May 5, 2009, the Company amended its bylaws on July 27, 2009 to make the establishment of a Compensation Committee of the Board permissive.  Accordingly, at the end of fiscal 2009, the Company did not maintain a standing Compensation Committee.  In lieu thereof, each of Messrs. Davis, Couchman and Finerman participated in the consideration of executive officer and director compensation, including establishing the policies that govern the implementation, administration and interpretation of all aspects of our compensation program, except that Mr. Couchman does not participate in the consideration of compensation for his services as an officer of the Company.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid during fiscal 2009 and 2008 to, or earned by, each of the named executive officers for fiscal 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Non- Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings		All Other Compensation ($)		TOTAL ($)

Jonathan M. Couchman Chairman, Chief Executive Officer and President (8)	2009	$500,000	$0	$0	$0	$0		$416,824	(5)	$916,824
	2008	$36,539	$0	$516,951	$0	$0		$0		$553,490
Michael Lynch (9) Former Senior Vice President & Chief Financial Officer	2009	$97,500	$81,250	$0	$147,125	$0		$430,121	(6)	$755,996
	2008	$325,000	$100,000	$0	$168,188	$0		$8,900		$602,088

Maureen Richards Former Senior Vice President, General Counsel & Corporate Secretary (10)	2009	$146,454	$88,500	$0	$160,253	$1,529,590	(4)	$415,044	(7)	$2,339,841
	2008	$354,000	$123,750	$0	$183,195	$(77,642)		$36,391		$619,694

___________

(1)	The amounts in this column for 2009 represent the fixed, semi-annual retention payments each named executive officer received under the terms of his or her employment agreement with the Company.

(2)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (excluding the impact of forfeitures related to service-based vesting conditions).  A discussion of the assumptions used in calculating these values may be found in Note 13 to our audited financial statements in the Form 10-K for the fiscal year ended January 2, 2010

Mr. Couchman received a Restricted Stock Grant on December 9, 2008 of 169,492 shares valued at $3.05 per share.  The share price was determined based upon Footstar’s average of the highest and the lowest stock price on the date of the grant.  Restrictions were lifted on 50% of the grant on February 28, 2009, 25% of the grant on May 31, 2009, 15% of the grant on August 30, 2009 and the remaining 10% on November 30, 2009.

(3)
Reflects the amount awarded under the Company’s semi-annual non-equity incentive program.  In 2009, no awards were made under the program. Fall 2008 awards were paid during 2009. In 2008, the spring season award was at 99% of the target award and the fall season award was at 108% of the target award.

(4)
Reflects the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the Supplemental Executive Retirement Plan (which, for 2009, represents the change in value between January 1, 2009 and December 31, 2009, the pension plan measurement dates used for the Company’s financial statement reporting purposes).  The Company does not offer any Non-Qualified Deferred Compensation Plans.

(5)	Mr. Couchman’s “All Other Compensation” amount for 2009 is $416,824, which consists entirely of liquidating cash distributions paid by the Company on an equal basis to all stockholders of record.

(6)
Mr. Lynch’s “All Other Compensation” amount for 2009 is $430,121, which includes: a $400,000 severance payment in connection with the termination of his employment on May 15, 2009; $30,000 for assisting the Company with any claims or administrative matters after his employment terminated; and $121 for Group Term Life.

(7)
Ms. Richards’ “All Other Compensation” amount for 2009 is $415,044, which includes: a $30,000 payment for assisting the Company with any claims or administrative matters after her employment terminated; a $371,250 severance payment in connection with the termination of her employment on May 15, 2009; $5,863 for financial planning and tax preparation ($5,250 for services provided and $613 in tax gross-ups paid by the Company on the financial planning portion); $7,624 for  previously granted Career-Equity Plan retirement shares issued on May 5, 2009; and $307 for Group Term Life.

(8)
Mr. Couchman, formerly a non-employee Director and Chairman of the Board of Directors, entered into an Employment Agreement with the Company as the Chief Wind Down Officer effective December 9, 2008 through December 31, 2008.  Pursuant to that Agreement, Mr. Couchman’s job title changed effective January 1, 2009 to Chief Executive Officer and President of the Company, replacing Jeffrey Shepard who was terminated effective December 31, 2008.  Mr. Couchman’s employment agreement expired in accordance with its terms on December 8, 2009, at which point Mr. Couchman continued his employment with the Company on an “at will” basis, at the rate of $41,667 for each full month of employment.

(9)	Mr. Lynch’s employment with the Company was terminated on May 15, 2009.

(10)	Ms. Richard’s employment with the Company was terminated on May 15, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

The table below reflects all outstanding equity awards for named executive officers as of January 2, 2010.

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Jonathan M. Couchman	0	--	--

Michael Lynch	1,250	$26.10	2/27/2012
	2,125	$33.52	11/21/2011

Maureen Richards	3,831	$26.10	2/27/2012
	10,169	$26.10	2/27/2012
	11,835	$46.18	2/26/2011
	2,165	$46.18	2/26/2011
	13,003	$21.75	3/10/2010
	4,597	$21.75	3/10/2010
	13,300	$25.16	3/2/2009
	3,975	$25.16	3/2/2009
_____________

Director Compensation

Compensation Paid to Non-employee Directors

Non-employee directors receive a combination of cash and equity compensation.  Mr. Couchman, currently the only employee serving on the Board, has not received any separate compensation for his services as a director since becoming an employee on December 9, 2008.

Jonathan Couchman, the Chairman of the Board previously received an additional annual cash retainer of $40,000.  However, effective January 1, 2009, his only compensation has been as President and Chief Executive Officer.  The Board may request that certain directors perform additional services, from time to time, on behalf of the Board and may compensate those directors in the manner that the Board deems appropriate.  In fiscal 2008, Mr. Couchman received an additional $172,000 for the period from September through December 8, 2008 for his services, as a director, of assessing the Company’s preparedness for the wind-down as mentioned above.

Each eligible director may elect, prior to the end of the Company’s first fiscal quarter of the year, to receive in lieu of his or her cash director fees for that year, shares of fully vested Common Stock with a fair market value equal to the amount of those fees.  However, with respect to elections made in 2009, shares of Common Stock issued pursuant to an eligible director’s election to receive such shares in lieu of cash director fees for the 2009 calendar year were issued as restricted stock.  This restricted stock vested upon stockholder approval of the Plan of Dissolution.

On March 15, 2010, the Company issued shares of common stock having an aggregate fair value of $50,000 on the grant date, or 217,391 shares, to each of Adam Finerman and Eugene Davis, the Company’s non-employee directors, in lieu of cash compensation for their service as directors in 2010 to which they would otherwise be entitled.  The Company believes that compensating the non-employee directors in the form of common stock in lieu of cash better aligns the interests of the Company and the non-employee directors.

Director Compensation

The table below summarizes the director compensation paid by the Company to non-employee directors for fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
DIRECTORS
Jonathan M. Couchman (3)	$-	$-	$-	$-
Eugene I. Davis (4)	$50,000	$-	$71,056	$121,056
Adam W. Finerman (4)	$50,000	$-	$71,056	$121,056
Gerald F. Kelly, Jr. (5)	$17,123	$-	$71,056	$88,179
Michael O'Hara (5)	$17,123	$-	$71,056	$88,179
Alan I. Weinstein (5) (6)	$22,123	$-	$71,056	$93,179
Steven D. Scheiwe (5) (4)	$17,124	$-	$68,556	$85,680

__________________

(1)
At the end of the 2009 fiscal year, the aggregate number of stock awards outstanding for directors and Mr. Couchman were as follows: Mr. Couchman, 25,352 shares: Mr. Davis, 25,352 shares; Mr. Finerman 25,352 shares; Mr. Kelly 25,352 shares; Mr. O’Hara 25,352 shares; Mr. Weinstein 25,352 shares; and Mr. Scheiwe 22,852 shares.  Our directors and Mr. Couchman did not have any option awards outstanding at the end of the fiscal year.

(2)
“All Other Compensation”, for Messrs. Davis, Finerman, Kelly, O’Hara and Weinstein includes $25,352 paid as a cash distribution on January 27, 2009 at $1.00 per share on 25,352 shares and $45,704 paid as a cash distribution on May 6, 2009 at $2.00 per share on 22,852 shares of outstanding restricted stock.  “All Other Compensation” for Mr. Scheiwe includes $22,852 paid as a cash distribution on January 27, 2009 at $1.00 per share on 22,852 shares and $45,704 paid as a cash distribution on May 6, 2009 at $2.00 per share on 22,852 shares of outstanding restricted stock.

(3)	On December 9, 2008, Mr. Couchman signed an Employment Agreement with the Company as the Chief Wind Down Officer. All compensation earned as a Director is included in the table above.

(4)
Messrs. Finerman and Davis elected to receive their full retainer ($50,000) in 17,668 shares of restricted stock.Mr. Scheiwe elected to receive his prorated retainer ($17,124) in 6,051 shares of restricted stock.

(5)
In connection with the dissolution of the Company, on May 5, 2009, Michael A. O’Hara, Alan I. Weinstein, Gerald F. Kelly, Jr., and Steven D. Scheiwe resigned from the Board of Directors effective as of such date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the best of our knowledge, information as to the ownership of our common stock held by (1) each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our directors and named executive officers; and (3) all of our directors and executive officers as a group.  Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.  The percentage of shares owned is based on 24,183,897 shares outstanding as of April 16, 2010.

	SHARES BENEFICIALLY OWNED (1)
NAME OF BENEFICIAL OWNER (2)	NUMBER		PERCENT
Jonathan M. Couchman	13,114,985	(3)	49.1%
Eugene I. Davis	278,394		1.2%
Adam W. Finerman	307,187		1.3%
Michael J. Lynch	3,375		•
Maureen Richards	80,769		•
All directors and executive officers as a group (5 persons)	13,784,710		51.7%
Gates Capital Management, Inc. (4), Gates Capital Partners, L.P. (5), ECF Value Fund, L.P. (6), ECF Value Fund II, L.P. (7), ECF Value Fund International, Ltd. (8) and Jeffrey L. Gates (9)	1,096,911	(10)	4.5%
Schultze Asset Management, LLC and George J. Schultze 3000 Westchester Avenue Purchase, NY 10577	2,225,459	(11)	9.2%
• Represents beneficial ownership of less than one percent.
______________

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes sole voting and investment power with respect to securities, and includes restricted or deferred shares.

(2)	The business address of the directors and executive officers is Footstar, Inc., 933 MacArthur Boulevard, Mahwah, New Jersey 07430.

(3)
The amount shown also includes 2,500,000 shares issuable pursuant to stock options with an exercise price of $0.40 per share which, as of April 16, 2010, were currently exercisable or would become exercisable within 60 days.

(4)	1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(5)	1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(6)	c/o Gates Capital Management, Inc., 1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(7)	c/o Gates Capital Management, Inc., 1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(8)	c/o Trident Fund Services (B.V.I.) Limited, Trident Chambers, Wickhams Cay, P.O. Box 146, Road Town, Tortola, British Virgin Islands

(9)	c/o Gates Capital Management, Inc., 1177 Ave. of the Americas, 32nd Floor, New York, NY 10035.

(10)
Based solely on the information reported in the Schedule 13G filed on January 16, 2009 by Gates Capital Management, Inc., Gates Capital Partners, L.P., ECF Value Fund, L.P., ECF Value Fund II, L.P., ECF Value Fund International, Ltd. and Jeffrey L. Gates.

(11)	Based solely on the information reported in the Schedule 13G/A filed on February 1, 2009 by Schultze Asset Management, LLC and George J. Schultze.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Company Policy and Procedure Regarding Transactions with Related Persons

The Board has determined the absence of any “related person transaction” since the beginning of 2009 involving any director, director nominee or executive officer of the Company, any known 5% stockholder of the Company or any immediate family member of any of the foregoing persons (together “related persons”).  A “related person transaction” generally means a transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year end for the last two completed fiscal years (determined without regard to the amount of profit or loss involved in the transaction) and in which a related person had or will have a direct or indirect material interest (as determined under SEC rules related to related person transactions).

Director Independence

The Company is not subject to the listing requirements of any securities exchange or Nasdaq because the Common Stock of the Company is quoted on the over-the-counter bulletin board.  However, the Board has adopted the independence criteria established by Nasdaq for determining director independence.  The Board has determined that of our current Board members each of Messrs. Davis and Finerman are independent as defined under the listing requirements of Nasdaq.  In making its determinations regarding these directors, the Board assessed all of the information provided by each director in response to inquiries concerning his independence and concerning any business, family, employment, transactional, or other relationship or affiliation of such director with the Company.  A copy of the Company’s Director Independence Standards is available at the Corporate Governance section of the Company’s website at www.footstar.com.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees paid or payable for services rendered by Amper, Politziner & Mattia, P.C. and its affiliates (collectively “Amper Politziner & Mattia”) for fiscal 2009 and 2008 were as follows:

	2009	2008
Audit Fees (1)	$122,000	$672,000
Audit-Related Fees (2)	$-	$22,000
Total fees	$122,000	$694,000

___________

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

The services performed by our independent registered public accounting firm in fiscal 2009 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform.  The policy also requires that requests or applications to provide services that require specific approval, in each of the specified categories, be presented to the Audit Committee for pre-approval together with a statement as to whether such request or application is consistent with application rules on auditor independence.  Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

In order to provide flexibility in the winding down of the Company following its dissolution on May 5, 2009, the Company amended its bylaws on July 27, 2009 to make the establishment of a separate Audit Committee of the Board permissive.  Therefore, subsequent to July 27, 2009, the entire Board of Directors served the function of the Audit Committee.

Any services for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval.  Normally, pre-approval is considered at regularly scheduled meetings.  However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee where fees do not exceed $50,000.  The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.  Any proposed services exceeding the pre-approval fee levels require specific pre-approval by the Audit Committee.  During fiscal 2009, the Audit Committee approved each new engagement of Amper, Politziner & Mattia, P.C. in advance.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTSTAR, INC.

By	/s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer April 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jonathan M. Couchman	President & Chief Executive
Jonathan M. Couchman	Officer, Chief Financial Officer & Principal Accounting Officer, and Director	April 21, 2010

/s/ Eugene I. Davis	Director
Eugene I. Davis		April 21, 2010

/s/ Adam W. Finerman	Director
Adam W. Finerman		April 21, 2010

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
______________

*	Filed herewith