Form 10-Q
period 2010-04-03
FOOTSTAR INC
filed 2010-05-17
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.)     Yes ☒     No ☐

Number of shares outstanding of common stock, par value $.01 per share, as of May 13, 2010: 24,183,897

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

PART 1.                      FINANCIAL INFORMATION

Item 1.	Financial Statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Operations
For the Three Months Ended
April 4, 2009 (Going Concern Basis)
(Unaudited)
(in millions, except per share amounts)

Three Months Ended April 4, 2009
Revenue
Net Sales	$-
Liquidation of inventory	2.5
Total revenue	2.5
Cost of revenue	-
Gross Profit	2.5
Store operating, selling, general and administrative expenses	4.7

Income (loss) before income taxes and discontinued operations	(2.2)
Income tax provision	-

Net Loss	$(2.2)

Net income (loss) per share:
Basic & Diluted :
Loss from continuing operations	$(0.10)
Average common shares outstanding
Basic & diluted:	21.2

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statements of Net Assets
April 3, 2010 and January 2, 2010 (Liquidation Basis)
($ in millions)

	April 3, 2010 (Unaudited)	January 2, 2010 *

Current assets:
Cash and cash equivalents	$7.8	$9.8
Prepaid expenses	3.9	5.1
Real Estate	6.2	6.2
Total current assets	17.9	21.1
Other assets	0.2	0.2
Total assets	$18.1	$21.3
Current liabilities:
Accounts Payable and Accrued Expenses	4.5	5.3
Total current liabilities	4.5	5.3
Other long term liabilities	4.9	6.0
Total liabilities	9.4	11.3
Net Assets in Liquidation	$8.7	$10.0

* Derived from audited financial information

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Changes in Net Assets in Liquidation
For the Three Months Ended April 3, 2010
(Liquidation Basis – Unaudited)
($ in millions)

Three Months Ended April 3, 2010

Net Assets in liquidation January 2, 2010	$10.0
Other cash proceeds received	0.1
Changes in liquidation accruals	0.2
Stock issued in lieu of compensation	0.6
Cash distribution to shareholders	(2.2)
Net Assets in Liquidation - April 3, 2010	$8.7

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Cash Flows
For the Three Months Ended
April 4, 2009 (Going Concern Basis)
($ in millions)

Three Months Ended April 4, 2009

Net cash (used in) provided by operating activities	$44.7

Cash flows used in financing activities
Special cash distribution paid	(21.6)
Payments on Mortgage Note	(0.3)
Net cash use in financing activities	(21.9)

Net increase (decrease) in cash and cash equivalents	22.8
Cash and cash equivalents, beginning of period	56.6
Cash and cash equivalents, end of period	$79.4

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

1.           Nature of Company

Background

Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company, incorporated under the laws of the State of Delaware in 1996 and operated its businesses through its subsidiaries primarily as a retailer selling family footwear through licensed footwear departments in discount chains and wholesale arrangements since 1961. Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court.

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

Dissolution and Liquidation of the Company’s Business

In May 2008 the Board of Directors determined that it was in the best interests of the Company and its shareholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of the Company’s other remaining assets, including its property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”). In May 2008, the Board of Directors approved a Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of the Company on expiration of the Kmart Agreement on December 31, 2008.

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

2.           Basis of Presentation

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the fiscal year ended January 2, 2010.  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted.  The results for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated financial statements for the three months ended April 3, 2010 were prepared on the liquidation basis of accounting and for the three months ended April 4, 2009 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments.  In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded its assets and liabilities at fair value as of May 6, 2009, the date of adoption of the liquidation basis of accounting.

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to shareholders. During the period January 3, 2010 to April 3, 2010, the company recorded a reduction in liquidating expense accrual of $0.8 million and received cash proceeds of $0.1 million.

The company does not expect to make any further distributions until such time as it has monetized its Mahwah Real Estate, following which, the Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the Board of Directors, derived from consultation with management and outside experts, if the Board of Directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities as more fully discussed in Note 9, it may determine to transfer its remaining assets and liabilities to a liquidating trust.

3.           Fair Value

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS NO. 168”).  SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws which are sources of authoritative accounting guidance for SEC registrants.  The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure: its purpose in not to create new accounting and reporting guidance.  The ASC superseded all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.  The FASB will not consider Accounting Standards Updates (“ASU”) as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.  In the description of ASC and ASU that follows, references relate to ASC or ASU topics and their descriptive titles, as appropriate.

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

Fair Value Measurements at April 3, 2010

(In millions) Description	Balance at April 3, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$-	$-
Money Market Funds	7.4	7.4	-	-
Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

4.           Mahwah Real Estate

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of April 3, 2010, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs including real estate broker estimates and property tax assessment. There was no change in this value from January 2, 2010 to April 3, 2010.

The Company’s mortgage, assumed in connection with the purchase of the Mahwah Real Estate, totals approximately $0.3 million and is included in accrued expense as of April 3, 2010. The Company paid off the mortgage in full on May 1, 2010.

5.           Earnings Per Share

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

The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

Three Months Ended April 4, 2009
Average shares outstanding – basic and diluted	21.2

6.           Income Taxes

As of April 3, 2010, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

7.           Commitments and Contingencies

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

In connection with the Company’s discontinued operations in 1995, the Company entered into a sub-lease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $2.9 million, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 6, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded.

8.           Special Cash Distribution

On February 24, 2010, the Company announced that its Board of Directors declared a $.10 per share liquidating cash distribution to shareholders of record as of March 8, 2010. The distribution totaled $2.2 million and was paid on March 12, 2010 from current balances in cash and cash equivalents.

On February 24, 2010, the Company announced it anticipates it will not make any further distributions until the monetization of the Mahwah Real Estate.

The aggregate amount of any remaining liquidation distribution to our shareholders is expected to be in the range of $.30 to $.36 per common share.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets; and

3)	the ultimate proceeds from the sale of the Mahwah Real Estate.

As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates.

9.           Letters of Credit

In the past, we entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of April 3, 2010, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $2.6 million, with Bank of America as issuing bank. In connection therewith, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral.

Amounts will be refunded to the Company as the letters of credit are reduced, terminated or expire. Amounts are included in prepaid expenses. From January 3, 2010 to April 3, 2010, the Company’s letters of credit obligations decreased by $1.0 million resulting in the release by Bank of America of $1.1 million in cash collateral. From April 4, 2010 through April 21, 2010, Bank of America released an additional $0.7 million of the Company’s letters of credit obligation. Of the remaining balance of $1.9M at April 21, 2010, $1.8M has been subsequently drawn by the beneficiaries.  This amount represents 100% of the amounts for which letters of credit have been provided.  Of this $1.8M, the Company anticipates recovery of $0.05M prior to the complete dissolution of the Company.  The Company does not anticipate recovery of the remaining $1.75M. The Bank of America N.A. LC Cash Collateral account will terminate on May 24, 2010 by its terms.

10.           Stock Options

The Company records stock based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.  The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  Stock option expense relating to stock options was $0.3 million for the three months ended April 4, 2009.  A summary of option activity as of April 3, 2010 and changes during the three months ended is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 2, 2010	191,240	$31.28
Granted	2,500,000	0.40
Exercised	-	-
Forfeited	(65,100)	$(21.75)
Balance : April 3, 2010	2,626,140	$2.12
Options Exercisable: April 3, 2010	2,626,140	$2.12

On March 15, 2010, Mr. Couchman was awarded a stock option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price of the Company’s stock was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to the Company’s shareholders. The Company believes that granting a stock option with an exercise price substantially above both the estimated liquidation value per share and market price per share at the time of the grant will further incentive Mr. Couchman to work to maximize distributions to shareholders.

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

•
the difficulty of selling the Mahwah Real Estate on satisfactory terms, taking into account the current decline in economic conditions, the New Jersey real estate market and the current disruption in the capital and credit markets.

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

Liquidity and Capital Resources

The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At April 3, 2010, we had cash and cash equivalents of approximately $7.8 million.

On February 24, 2010, the Company announced that its Board of Directors declared a liquidating cash distribution to shareholders in the amount of $.10 per common share. The Company recorded the distribution effective the date the declaration was made by the Board of Directors. The liquidating cash distribution totaled $2.2 million and was paid on March 12, 2010 to the holders of record at the close of business on March 8, 2010.

On February 24, 2010, the Company announced it anticipates it will not make any further distributions until the monetization of the Mahwah Real Estate.

Factors that could affect our short and long term liquidity relate primarily to the final wind-down of the businesses and include, among other things, the payment of any further dividends or distributions, our ability to sell our Mahwah Real Estate on acceptable terms, and managing costs associated with the management, liquidation and dissolution of the Company.

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

Amended Credit Facility

In the past, we have entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. As of April 3, 2010, we had standby letters of credit which were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaling $2.6 million, with Bank of America as issuing bank. Accordingly, Bank of America has been granted a first priority security interest and lien upon the L/C Cash Collateral.

Amounts held in the L/C Cash Collateral will be refunded to the Company as letters of credit are reduced, terminated or expire. From January 3, 2010 to April 3, 2010, the Company’s letters of credit obligations decreased by $1.0 million resulting in the release by Bank of America of $1.1 million in cash collateral. From April 4, 2010 through April 21, 2010, Bank of America released an additional $0.7 million of the Company’s letters of credit obligation.  Of the remaining balance of $1.9M at April 21, 2010, $1.8M has been subsequently drawn by the beneficiaries.  This amount represents 100% of the amounts for which letters of credit have been provided.  Of this $1.8M, the Company anticipates recovery of $0.05M prior to the complete dissolution of the Company.  The Company does not anticipate recovery of the remaining $1.75M.

The Bank of America N.A. LC Cash Collateral Account will terminate on May 24, 2010 by its terms.

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

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 2, 2010 (the “2009 Annual Report”) are those that depend most heavily on these judgments and estimates.  As of April 3, 2010, there have been no material changes to any of the critical accounting estimates contained in the 2009 Annual Report.

In connection with the expiration of the Kmart Agreement, the Company has been marketing its Mahwah Real Estate. As of April 3, 2010, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs including real estate broker estimates and property tax assessment. There was no change in this value from January 2, 2010 to April 3, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under the caption “Litigation Matters” in Note 7 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors.

There are many factors that our shareholders should consider when deciding whether to invest in our common stock. Such factors include the risk factors set out in our publicly filed reports, including our 2009 Annual Report, which report is incorporated herein by reference, as well as the factors set forth below.

We stopped recording transfers of our common stock on our stock transfer books on April 23, 2010 and therefore it is no longer possible for shareholders to change record ownership of our stock.

As of April 23, 2010 (the "Amended Final Record Date") we stopped recording transfers of our common stock on our stock transfer books.  Accordingly, from and after the Amended Final Record Date, certificates representing our common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law.  However, until trading is halted through termination of registration of our shares of common stock with the SEC, we believe that any trades of shares of our common stock after the Final Record Date are being tracked and marked with a due bill by brokers.

We intend in the future to make liquidation distributions pursuant to the Plan of Dissolution.  From and after the Amended Final Record Date, and subject to applicable law, each holder of our common stock will have the right to receive liquidation distributions pursuant to, and in accordance with, the Plan of Dissolution until the final liquidation distribution is made.  The proportionate interests of all of the shareholders of the Company have been fixed in the books of the Company on the basis of their respective stock holdings at the close of business on the Amended Final Record Date.  Therefore, any liquidation distributions we make in the future will be made solely to the shareholders of record at the close of business on the Amended Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.  The final liquidation distribution under the Plan of Dissolution will be in complete cancellation of all of the outstanding shares of our common stock.

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

Footstar, Inc.

Date: May 17, 2010	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
President, Chief Executive Officer and Chief Financial Officer