Form 10-Q
period 2010-07-03
FOOTSTAR INC
filed 2010-08-17
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.)      Yes ☒ No ☐

Number of shares outstanding of common stock, par value $.01 per share, as of August 2, 2010: 24,183,897

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Consolidated Condensed Statements of Operations For the Period April 5, 2009 through May 5, 2009 (unaudited) and the Period January 4, 2009 through May 5, 2009 (Going Concern Basis)	3

Consolidated Condensed Statements of Net Assets July 3, 2010 (unaudited) and January 2, 2010 (Liquidation Basis)	4

Consolidated Condensed Statement of Changes in Net Assets in Liquidation For the Six Months Ended July 3, 2010 (Liquidation Basis - unaudited)	5

Consolidated Condensed Statement of Cash Flows For the Period January 4, 2009 through May 5, 2009 (Going Concern Basis)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.	16

ITEM 4. Controls and Procedures.	16

PART II. OTHER INFORMATION	16
ITEM 1. Legal Proceedings.	16

ITEM 1A. Risk Factors.	16

ITEM 6. Exhibits.	17

SIGNATURES	18

EX-31.1
EX-31.2
EX-32.1

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statements of Operations

For the period  April 5, 2009 through May 5, 2009 and

the period January 4, 2009 to May 5, 2009 (Going Concern Basis)
(in millions, except per share amounts)

	For the period April 5, 2009 to May 5, 2009 (unaudited)	For the period January 4, 2009 to May 5, 2009 *
Revenue
Net Sales	$-	$-
Liquidation of inventory	-	2.5
Total revenue	-	2.5
Cost of revenue	-	-
Gross Profit	-	2.5
Store operating, selling, general and administrative expenses	1.7	6.5

Other Expense	(0.2)	(0.3)

Loss before income taxes and discontinued operations	(1.5)	(3.7)
Income tax provision	-	-

Net Loss	$(1.5)	$(3.7)

Net income (loss) per share:
Basic & Diluted :
Loss from continuing operations	$(0.07)	$(0.17)
Average common shares outstanding
Basic & diluted:	21.4	21.3

* Derived from audited financial information

See accompanying notes to unaudited consolidated condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statements of Net Assets

July 3, 2010 and January 2, 2010 (Liquidation Basis)
($ in millions)

	July 3, 2010 (Unaudited)	January 2, 2010 *

Current assets:
Cash and cash equivalents	$9.1	$9.8
Prepaid expenses	2.9	5.1
Real Estate	6.2	6.2
Total current assets	18.2	21.1
Other assets	-	0.2
Total assets	18.2	21.3
Current liabilities:
Accounts Payable and Accrued Expenses	3.1	5.3
Total current liabilities	3.1	5.3
Other long term liabilities	3.8	6.0
Total liabilities	6.9	11.3
Net Assets in Liquidation	$11.3	$10.0

* Derived from audited financial information

See accompanying notes to unaudited consolidated condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Changes in Net Assets in Liquidation

For the Six Months Ended July 3, 2010

(Liquidation Basis – Unaudited)
($ in millions)

Six Months Ended July 3, 2010

Net Assets in liquidation January 2, 2010	$10.0
Other cash proceeds received	0.1
Changes in liquidation accruals	0.2
Stock issued in lieu of compensation	0.6
Cash distribution to shareholders	(2.2)
Net Assets in Liquidation – April 3, 2010	8.7
Other cash proceeds received	1.1
Changes in liquidation accruals	1.5
Net Assets in Liquidation – July 3, 2010	$11.3

See accompanying notes to unaudited consolidated condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Cash Flows

For the Period January 4, 2009 through May 5, 2009 (Going Concern Basis)
($ in millions)

For the period January 4, 2009 to May 5, 2009 *
Net cash provided by operating activities	$43.9

Cash flows used in financing activities
Special cash distribution paid	(21.6)
Payments on Mortgage Note	(0.7)
Net cash use in financing activities	(22.3)

Net increase in cash and cash equivalents	21.6
Cash and cash equivalents, beginning of period	56.6
Cash and cash equivalents, end of period	$78.2

* Derived from audited financial information

See accompanying notes to unaudited consolidated condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

1.	Nature of Company

Background

Footstar, Inc. (“Footstar”, the “Company”, “we”, “us”, or “our”) is a holding company, incorporated under the laws of the State of Delaware in 1996 and operated its businesses through its subsidiaries primarily as a retailer selling family footwear through licensed footwear departments in discount chains and wholesale arrangements since 1961. Until December 31, 2008, the Company was the only major operator of licensed footwear departments in the United States.  The Company had operated licensed footwear departments in various Kmart Corporation (“Kmart”) stores.  The Company also had supplied certain retail stores, including Rite Aid Corporation (“Rite Aid”), with family footwear on a wholesale basis.

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

The consolidated financial statements for the period ended July 3, 2010 were prepared on the liquidation basis of accounting and for the period ended May 5, 2009 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

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

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to shareholders. During the period April 4, 2010 to July 3, 2010, the Company recorded a reduction in liquidating expense accrual of $1.5 million, related to reduced Compensation, General and Administrative and Headquarters Building Costs and received cash proceeds of $1.1 million from a class action lawsuit, tax refunds and miscellaneous cash receipts. The Company does not anticipate any further significant recoveries from the aforementioned class action lawsuit.

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

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement and Disclosure,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  The Company uses the following methods for determining fair value in accordance with FASB ASC Topic 820.  For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1).  Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2).  For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

Fair Value Measurements at July 3, 2010

(In millions) Description	Balance at July 3, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	8.8	8.8	-	-
Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy. See also Note 4 for further discussion of the Mahwah Real Estate.

4.	Mahwah Real Estate

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of July 3, 2010, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 2, 2010 to July 3, 2010.

The Company’s mortgage, assumed in connection with the purchase of the Mahwah Real Estate was paid in full on May 1, 2010.

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

The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

	For the period April 5, 2009 to May 5, 2009	For the period January 4, 2009 to May 5, 2009
Average shares outstanding – basic and diluted	21.4	21.3

The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS.  During the period of April 5, 2009 – May 5, 2009 and January 4, 2009 – May 5, 2009 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation.  Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 269,625 shares for the period of  April 5, 2009 – May 5, 2009 and  for the period of January 4, 2009 – May 5, 2009.

6.	Income Taxes

As of July 3, 2010, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

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

In connection with the Company’s discontinued operations in 1995, the Company entered into a sub-lease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $2.8 million, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 6, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

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

The aggregate amount of any remaining liquidation distribution to our shareholders is expected to be in the range of $.41 to $.47 per common share.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets; and

3)	the ultimate proceeds from the sale of the Mahwah Real Estate.

As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates.

9.	Letters of Credit

In the past, we entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaled $1.9 million, with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, The Bank of America N.A. LC Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn by the beneficiaries. The Company does not anticipate recovery of $1.75 million of this amount for its Workers Compensation insurance programs. The Company anticipates recovering $0.05 million of this amount for customs duties prior to the completion of its dissolution.

On May 20, 2010, $0.1 million, representing the L/C Cash Collateral was refunded to the Company.

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

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  Stock option expense relating to stock options was $0 for each of the periods of January 4, 2009 through May 5, 2009 and April 5, 2009 through May 5, 2009.  A summary of option activity as of July 3, 2010 and changes during the six months ended is presented below.

	Shares	Weighted Average Exercise Price
Balance: January 2, 2010	191,240	$31.28
Granted	2,500,000	0.40
Exercised	-	-
Forfeited	(65,100)	$(21.75)
Balance: July 3, 2010	2,626,140	$2.12
Options Exercisable: July 3, 2010	2,626,140	$2.12

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

Liquidity and Capital Resources

The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At July 3, 2010, we had cash and cash equivalents of approximately $9.1 million.

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

Letters of Credit

In the past, we entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaled $1.9 million, with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, The Bank of America N.A. LC Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn by the beneficiaries. The Company does not anticipate recovery of $1.75 million of this amount for its Workers Compensation insurance programs. The Company anticipates recovering $0.05 million of this amount for customs duties prior to the completion of its dissolution.

On May 20, 2010, $0.1 million, representing the L/C Cash Collateral was refunded to the Company.

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

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 2, 2010 (the “2009 Annual Report”) are those that depend most heavily on these judgments and estimates.  As of July 3, 2010, there have been no material changes to any of the critical accounting estimates contained in the 2009 Annual Report.

In connection with the expiration of the Kmart Agreement, the Company has been marketing its Mahwah Real Estate. As of July 3, 2010, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 2, 2010 to July 3, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

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

Our management evaluated, with the participation of our Chief Executive and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Footstar, Inc.

Date: August 17, 2010	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer