Form 10-Q
period 2010-10-02
FOOTSTAR INC
filed 2010-11-10
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (The registrant did not distribute new securities under the plan confirmed by the court; there was no change to the holders of securities as a result of the registrant’s reorganization.)  Yes ☒  No ☐

Number of shares outstanding of common stock, par value $.01 per share, as of November 10, 2010: 24,183,897

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

EX-31.1
EX-31.2
EX-32.1

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statemetns.

Consolidated Condensed Statements of Operations

For the Period January 4, 2009 to May 5, 2009 (Going Concern Basis)
 (in millions, except per share amounts)

For the period January 4, 2009 to May 5, 2009 *
Revenue
Net Sales	$-
Liquidation of inventory	2.5
Total revenue	2.5
Cost of revenue	-
Gross Profit	2.5
Store operating, selling, general and administrative expenses	6.5

Other Expense	(0.3)

Loss before income taxes and discontinued operations	(3.7)
Income tax provision	-

Net Loss	$(3.7)

Net income (loss) per share:
Basic & Diluted :
Loss from continuing operations	$(0.17)
Average common shares outstanding
Basic & diluted :	21.3

* Derived from audited financial information
See accompanying notes to unaudited consolidated condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statements of Net Assets

October 2, 2010 and January 2, 2010 (Liquidation Basis)
($ in millions)

	October 2, 2010 (Unaudited)	January 2, 2010 *

Current assets:
Cash and cash equivalents	$10.2	$9.8
Prepaid expenses	1.7	5.1
Real Estate	6.2	6.2
Total current assets	18.1	21.1
Other assets	-	0.2
Total assets	18.1	21.3
Current liabilities:
Accounts Payable and Accrued Expenses	3.3	5.3
Total current liabilities	3.3	5.3
Other long term liabilities	3.2	6.0
Total liabilities	6.5	11.3
Net Assets in Liquidation	$11.6	$10.0

* Derived from audited financial information

See accompanying notes to unaudited consolidated condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Changes in Net Assets in Liquidation

 For the Nine Months Ended October 2, 2010
(Liquidation Basis – Unaudited)
($ in millions)

Nine Months Ended October 2, 2010

Net Assets in liquidation January 2, 2010	$10.0
Other cash proceeds received	0.1
Changes in liquidation accruals	0.2
Stock issued in lieu of compensation	0.6
Cash distribution to shareholders	(2.2)
Net Assets in Liquidation – April 3, 2010	8.7
Other cash proceeds received	1.1
Changes in liquidation accruals	1.5
Net Assets in Liquidation – July 3, 2010	11.3
Other cash proceeds received	0.2
Changes in liquidation accruals	0.1
Net Assets in Liquidation – October 2, 2010	$11.6

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

The consolidated financial statements for the period ended October 2, 2010 were prepared on the liquidation basis of accounting and for the period ended May 5, 2009 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

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

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to shareholders. During the period July 4, 2010 to October 2, 2010, the Company recorded a reduction in liquidating expense accruals of $0.1 million, related to General and Administrative costs and received cash proceeds of $0.2 million from a real estate tax refund and miscellaneous cash receipts. During the period January 3, 2010 to October 2, 2010, the Company recorded a reduction in liquidating expense accruals of $0.6 million related to stock issued in lieu of cash compensation and $1.8 million, related to reduced Compensation, General and Administrative and Headquarters Building Costs and received cash proceeds of $1.4 million from a class action lawsuit, tax refunds and miscellaneous cash receipts. The Company does not anticipate any further significant recoveries from the aforementioned class action lawsuit.

The Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the Board of Directors, derived from consultation with management and outside experts, if the Board of Directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities as more fully discussed in Note 7, it may determine to transfer its remaining assets and liabilities to a liquidating trust.

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

Fair Value Measurements at October 2, 2010

(In millions) Description	Balance at October 2, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Funds	8.9	8.9	-	-
Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy. See also Note 4 for further discussion of the Mahwah Real Estate.

4.           Mahwah Real Estate

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of October 2, 2010, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 2, 2010 to October 2, 2010.

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

The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

For the period January 4, 2009 to May 5, 2009
Average shares outstanding – basic and diluted	21.3

The computation of diluted EPS does not assume conversion, exercise or issuance of shares that would have an anti-dilutive effect on EPS.  During the period January 4, 2009 – May 5, 2009 we had a net loss; as a result, any assumed conversions would result in reducing the loss per share and, therefore, are not included in the calculation.  Shares that could potentially dilute EPS in the future, but which were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, totaled 269,625 shares for the period January 4, 2009 – May 5, 2009.

6.           Income Taxes

As of October 2, 2010, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

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

In connection with the Company’s discontinued operations in 1995, the Company entered into a sub-lease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $2.6 million, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

8.           Special Cash Distribution

On February 24, 2010, the Company announced that its Board of Directors declared a $.10 per share liquidating cash distribution to shareholders of record as of March 8, 2010. The distribution totaled $2.2 million and was paid on March 12, 2010 from current balances in cash and cash equivalents.

On September 27, 2010, the Company announced that its Board of Directors declared a $.05 per share liquidating cash distribution to shareholders of record as of October 4, 2010. The distribution totaled $1.2 million and was paid on October 7, 2010 from current balances in cash and cash equivalents.

The aggregate amount of any remaining liquidation distribution to our shareholders is expected to be in the range of $.43 to $.48 per common share, before the distribution of the October 7, 2010 dividend.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

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

On May 20, 2010, $0.1 million, representing the L/C Cash Collateral was refunded to the Company.

On September 9, 2010, the Company recovered $0.05 million from the beneficiary for customs duties.

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

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  Stock option expense relating to stock options was $0 for the period January 4, 2009 through May 5, 2009. A summary of option activity as of October 2, 2010 and changes during the nine months ended October 2, 2010 is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 2, 2010	191,240	$31.28
Granted	2,500,000	0.40
Exercised	-	-
Forfeited	(65,100)	$(21.75)
Balance : October 2, 2010	2,626,140	$2.12
Options Exercisable: October 2, 2010	2,626,140	$2.12

On March 15, 2010, Mr. Couchman was awarded a stock option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price of the Company’s stock was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to the Company’s shareholders. The Company believes that granting a stock option with an exercise price substantially above both the estimated liquidation value per share and market price per share at the time of the grant will further incentivize Mr. Couchman to work to maximize distributions to shareholders.

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

Liquidity and Capital Resources

The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At October 2, 2010, we had cash and cash equivalents of approximately $10.2 million.

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

On September 27, 2010, the Company announced that its Board of Directors declared a liquidating cash distribution to shareholders in the amount of $.05 per common share. The liquidating cash distribution totaled $1.2 million and was paid on October 7, 2010 to the holders of record at the close of business on October 4, 2010.

Factors that could affect our short and long term liquidity relate primarily to the final wind-down of the businesses and include, among other things, the payment of any further dividends or distributions, our ability to sell our Mahwah Real Estate on acceptable terms, and managing costs associated with the management, liquidation and dissolution of the Company. In addition, consistent with its fiduciary duties, the Board of Directors considers investment and business opportunities available to the Company that may arise from time to time.

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

On May 20, 2010, $0.1 million, representing the L/C Cash Collateral was refunded to the Company.

On September 9, 2010, the Company recovered $0.05 million from the beneficiary for customs duties.

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

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 2, 2010 (the “2009 Annual Report”) are those that depend most heavily on these judgments and estimates.  As of October 2, 2010, there have been no material changes to any of the critical accounting estimates contained in the 2009 Annual Report.

In connection with the expiration of the Kmart Agreement, the Company has been marketing its Mahwah Real Estate. As of October 2, 2010, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 2, 2010 to October 2, 2010.

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

We intend to seek relief from the SEC of certain of our public company reporting requirements. If we are able to obtain such relief from the SEC, we may continue to file current reports on Form 8-K to disclose material events relating to our liquidation, although there is no assurance we will continue to do so, along with any other reports that the SEC may require, though we will no longer file annual and quarterly reports with the SEC. If we are unable to obtain relief, we will continue to file annual and quarterly reports with the SEC which will require us to continue to incur significant accounting, legal and other administrative costs in connection with preparing, reviewing and filing with the SEC.

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

Footstar, Inc.

Date: November 10, 2010	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman
President, Chief Executive Officer and Chief Financial Officer