Form 10-K
period 2010-12-31
FOOTSTAR INC
filed 2011-03-14
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No

For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant have been excluded. The aggregate market value of common stock held by non-affiliates of the registrant as of July 3, 2010, was approximately $4.5 million based on the closing price on July 2, 2010 of $0.35 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes☐ No

Number of shares outstanding of common stock, par value $.01 per share, as of March 10, 2011:  24,183,897

Documents Incorporated by Reference

Information required by Part III that is not provided in this report will be in either Footstar, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed within 120 days after the end of the registrant’s fiscal year, and is  incorporated herein by reference.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

FOOTSTAR, INC.
ANNUAL REPORT ON FORM 10-K

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART I

INTRODUCTORY NOTE

General

Footstar, Inc., which may be referred to as “Footstar”, the “Company”, “we”, “us” or “our” is filing this Annual Report on Form 10-K for its fiscal year ended January 1, 2011.

Footstar, Inc., a Delaware corporation, is a holding company that is currently winding down pursuant to the Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan of Dissolution”), which was adopted by Footstar’s stockholders on May 5, 2009.

Until the time it discontinued regular business operations in December 2008, Footstar had operated its business since 1961 through its subsidiaries primarily as a retailer selling family footwear through licensed footwear departments in discount chains and wholesale arrangements. Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court. On February 7, 2006, Footstar successfully emerged from bankruptcy. As part of its emergence from bankruptcy, substantially all of Footstar’s business operations were related to the agreement pursuant to which it operated the licensed footwear departments in Kmart stores (the “Kmart Agreement”).

Following its emergence from bankruptcy, Footstar’s Board of Directors, with the assistance of investment bankers, evaluated a number of possible alternatives to enhance shareholder value, including acquisition opportunities, changes in the terms of Footstar’s principal contracts, including the early termination of or extension of the Kmart Agreement, the payment of one or more dividends, and the sale of our assets or stock. The Board of Directors determined the best course of action was to operate under the Kmart Agreement through its scheduled expiration at the end of December 2008.

In May 2008, the Board of Directors determined that it was in the best interests of Footstar and its shareholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of Footstar’s other remaining assets, including its owned property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”). Under the terms of the Kmart Agreement, Kmart was required to purchase from Footstar all of the remaining inventory in the Kmart footwear departments at values set forth in the Kmart Agreement. The process of selling the inventory to Kmart commenced immediately after the expiration of the Kmart Agreement on December 31, 2008. During 2009, Footstar received approximately $55.3 million related to the liquidation sale of the inventory from Kmart in full satisfaction of all of Kmart’s obligations. Following the sale of the inventory to Kmart during early 2009, Footstar’s principal remaining non-cash asset consisted of the Mahwah Real Estate.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Also in May 2008, the Board of Directors approved the Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of Footstar after expiration of the Kmart Agreement in December 2008.

On March 5, 2009, the Board of Directors adopted and approved the Plan of Dissolution. The Plan of Dissolution reflects technical and legal changes to the Original Plan consistent with the Delaware General Corporate Law and was intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of Footstar in the best interests of its shareholders. The Plan of Dissolution provides for the complete, voluntary liquidation of the Company providing for the sale of its remaining assets and the wind down of the Company’s business as described in the Plan of Dissolution and of the distributions of available cash to shareholders as determined by the Board of Directors.  On May 5, 2009, at a special meeting of stockholders of Footstar, the stockholders adopted and approved the Plan of Dissolution and Footstar’s dissolution. Subsequent to such time, the Board of Directors moved forward with the liquidation and worked toward selling all of Footstar’s remaining assets and settling all claims.

Since Footstar emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $9.90 per common share, and which included  a special cash distribution paid on April 30, 2007, in the amount of $5.00 per common share, totaling $104.8 million, a special cash distribution paid on June 3, 2008, in the amount of $1.00 per common share, totaling approximately $21.3 million and a special cash distribution paid on January 27, 2009, in the amount of $1.00 per common share, totaling approximately $21.5 million. Furthermore, since the Plan of Dissolution was approved, the Board of Directors has paid special cash distributions on May 6, 2009, in the amount of $2.00 per common share, totaling approximately $43.2 million, on September 10, 2009, in the amount of $0.40 per common share, totaling approximately $8.6 million, on December 16, 2009, in the amount of $0.35 per common share, totaling approximately $7.6 million, on March 12, 2010, in the amount of $0.10 per common share, totaling approximately $2.2 million (the “March 2010 Dividend”), and on September 27, 2010, in the amount of $0.05 per common share, totaling approximately $1.2 million. In connection with the March 2010 Dividend, Footstar disclosed that it anticipated that it would not make any further distributions until the monetization of the Mahwah Real Estate.

At the close of business on May 5, 2009, Footstar closed its stock transfer books and, at such time, did not record transfers of shares of its common stock until December 15, 2009. On December 15, 2009, Footstar re-opened its stock transfer books to address significant numbers of unsettled trades. At the close of business on April 23, 2010, Footstar again closed its stock transfer books and, at such time, no longer recorded transfers of shares of its common stock.  Certificates representing shares of the Footstar’s common stock are not assignable or transferable on the books of Footstar after April 23, 2010 except by will, intestate, succession or operation of law.

Recent Events

Going Private Transaction

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company whose shares are traded on the Nasdaq Capital Market under the symbol “CPEX”. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On January 3, 2011, CPEX, FCB I Holdings Inc., a Delaware corporation (“FCB Holdings”) and FCB I Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FCB Holdings (“FCB Acquisition”), entered into an Agreement and Plan of Merger (the “CPEX Transaction Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, FCB Acquisition will merge with and into CPEX (the “CPEX Transaction”), with CPEX surviving as a wholly-owned subsidiary of FCB Holdings.

FCB Acquisition is a wholly owned subsidiary of FCB Holdings, which, effective January 3, 2011, is owned 80.5% by Footstar Corporation, a Texas corporation (“Footstar Corp”), and 19.5% by an unaffiliated investment holding company (the “19.5% Stockholder”). Footstar Corp is a wholly owned subsidiary of Footstar. Following the CPEX Transaction, CPEX, through Footstar Corp’s ownership interest in FCB Holdings, will be an 80.5% owned subsidiary of Footstar Corp. In exchange for their respective 80.5% and 19.5% ownership of FCB Holdings, Footstar Corp and the 19.5% Stockholder are providing approximately $3.2 million and approximately $0.8 million, respectively, in equity financing to fund the CPEX Transaction.

For more information on the CPEX Transaction, see the section entitled “–Transaction with CPEX,” below.

In light of the CPEX Transaction, Footstar has determined it would be in the best interest of its stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution, terminate its registration under the Exchange Act of 1934, as amended (the “Exchange Act”), and become a non-public company in a “going private” transaction. By going private, Footstar will reduce its costs of compliance with the federal securities laws and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Accordingly, on February 14, 2011, Footstar and Footstar Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Footstar (“Acquisition”), entered into the Agreement and Plan of Merger (the “Partial Cash-Out Merger Agreement”), which would reduce the number of our stockholders of record to fewer than 300, as required for the elimination of our periodic reporting obligations under the federal securities laws.

Subject to the approval of stockholders, under the Partial Cash-Out Merger Agreement, Acquisition will merge with and into Footstar, with Footstar to remain as the surviving corporation.  Under the terms of the Partial Cash-Out Merger Agreement, if the Partial Cash-Out Merger is completed Footstar stockholders owning fewer than 500 shares of our common stock in record form in any discrete account as of the effective time of the Partial Cash-Out Merger will receive a cash payment of $0.95 per share, without interest, and Footstar stockholders owning 500 or more shares of our common stock in record form in any discrete account as of the effective time of the Partial Cash-Out Merger will continue to hold their shares.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

In approving the Partial Cash-Out Merger Agreement, the Board of Directors determined the that Partial Cash-Out Merger is in the best interest of all Footstar stockholders, including its unaffiliated stockholders and that the cash-out price of $0.95 is fair to and in the best interest of our unaffiliated stockholders (including both cashed-out and continuing stockholders). This $0.95 per share price is based on the trailing average of the closing price of the common stock for the 20 trading days prior to February 14, 2011, the date of determination of the price, plus a premium of 5% over such average closing price.

As a result of the Partial Cash-Out Merger, we expect that only 0.5% of our stockholders will be cashed out and no longer be Footstar stockholders.

The foregoing description of the Partial Cash-Out Merger Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which is attached as Appendix A to Footstar’s Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) on February 14, 2011.

In order to consummate the Partial Cash-Out Merger, Footstar must first revoke the Plan of Dissolution, which is subject to the approval of stockholders.

On February 14, 2011, Footstar filed preliminary proxy materials in connection with a special meeting of Footstar stockholders in order to approve the Partial Cash-Out Merger and approve a proposal to revoke the Plan of Dissolution. The proposal to revoke the Plan of Dissolution will, if approved by stockholders, authorize Footstar to file a certificate of revocation of dissolution with the Secretary of State of the State of Delaware which, at the effective time thereof, cause the revocation of the Plan of Dissolution.

If the proposal to revoke the Plan of Dissolution and/or the proposal to approve the Partial Cash-Out Merger is not approved at the special meeting, it is expected that the current management of Footstar, under the direction of the Board of Directors, will recommence dissolving Footstar in accordance with the Plan of Dissolution. Under such a scenario, at such time that the CPEX Transaction is consummated, if at all, Footstar is considering, among other things, taking the actions necessary to spin-off the common stock of Footstar Corp, its wholly-owned subsidiary, as a special dividend or other distribution to Footstar stockholders so that Footstar stockholders can continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved.

Transaction with CPEX

On January 3, 2011, CPEX, FCB Holdings and FCB Acquisition entered into the CPEX Transaction Agreement, pursuant to which, subject to satisfaction or waiver of the conditions therein, FCB Acquisition and CPEX will effect the CPEX Transaction, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings.

Subject to the terms of the CPEX Transaction Agreement, which has been approved by the Boards of Directors of CPEX, FCB Holdings, FCB Acquisition, Footstar Corp and Footstar, at the effective time of the CPEX Transaction (the “CPEX Transaction Effective Time”), each share of CPEX common stock issued and outstanding immediately prior to the CPEX Transaction Effective Time will be converted into the right to receive $27.25 in cash, without interest (the “CPEX Transaction Consideration”). Immediately prior to the CPEX Transaction Effective Time, each outstanding unvested and non-exercisable CPEX stock option will become fully vested and exercisable. As of the CPEX Transaction Effective Time, each outstanding CPEX stock option that is outstanding immediately prior to the CPEX Transaction Effective Time will be cancelled in exchange for the right to receive a lump sum cash payment (without interest and less any applicable withholding taxes) equal to the product of (i) the excess, if any, of the CPEX Transaction Consideration over the per share exercise price for such CPEX stock option and (ii) the total number of shares underlying such CPEX stock option. Immediately prior to the Effective Time, each outstanding CPEX restricted stock unit will become fully vested and cancelled in exchange for the right to receive a lump sum cash payment (without interest and less any applicable withholding taxes) equal to the product of (i) the CPEX Transaction Consideration and (ii) the total number of shares underlying such CPEX restricted stock unit.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The CPEX Transaction Agreement contains customary representations, warranties and covenants of CPEX, FCB Holdings and FCB Acquisition, including, among others, (i) covenants by CPEX to conduct its business in the ordinary course during the interim period between the execution of the CPEX Transaction Agreement and consummation of the CPEX Transaction and not to engage in certain kinds of transactions during such period and (ii) representations and warranties of FCB Holdings and FCB Acquisition as to their capitalization and the financing of the CPEX Transaction with regard to the CPEX Loan Agreement and the Footstar Commitment Letter and the Black Horse Commitment Letter (each defined and described below).  CPEX has also agreed not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions that permit CPEX’s Board of Directors to comply with its fiduciary duties, enter into discussions concerning, or furnish non-public information in connection with any alternative business combination transactions.

The CPEX Transaction is conditioned upon, among other things, adoption and approval of the CPEX Transaction Agreement by the stockholders of CPEX, CPEX having a balance of at least $15 million in cash and cash equivalents as of the closing date of the CPEX Transaction (after giving effect to all fees, costs and expenses incurred by CPEX in connection with the CPEX Transaction and the transactions contemplated by the CPEX Transaction Agreement), obtaining all required regulatory approvals and other customary conditions. The CPEX Transaction Agreement also provides that the closing shall occur no earlier than April 4, 2011. The closing of the CPEX Transaction is not subject to a financing contingency.

The CPEX Transaction Agreement contains certain termination rights for both CPEX, FCB Holdings and FCB Acquisition, and provides that, upon termination of the CPEX Transaction Agreement under specified circumstances, CPEX may be required to pay FCB Holdings and FCB Acquisition a termination fee of $1.9 million, including if it accepts a superior acquisition proposal.

Concurrently with the execution and delivery of the CPEX Transaction Agreement, FCB I LLC, a Delaware limited liability company and wholly-owned subsidiary of FCB Acquisition (the “Borrower”), and certain debt financing parties and The Bank of New York Mellon, as Agent, entered into a loan agreement (the “CPEX Loan Agreement”) pursuant to which such debt financing parties will provide debt financing (the “Debt Financing”) in the form of a $64 million secured term loan to the Borrower to effect the CPEX Transaction pursuant to the terms of the CPEX Loan Agreement. The term loan shall bear interest at “LIBOR” plus 16% per annum and will mature on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim expire. Testim is a brand name topical testosterone gel for which CPEX receives licensing royalties. The term loan contains customary events of default for loans of such nature.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Concurrently with the execution and delivery of the CPEX Transaction Agreement, Footstar Corp entered into a letter agreement with CPEX, FCB Holdings and FCB Acquisition pursuant to which Footstar Corp has agreed to provide $3 million in secured financing to, and undertake other obligations on behalf of, CPEX, FCB Holdings and FCB Acquisition (the “Footstar Commitment Letter”).  The Footstar Commitment Letter provides that Footstar Corp will provide such financing in the form of a bridge loan to be funded at or prior to the closing of the CPEX Transaction and which matures four business days following the closing. The loan is to bear interest at 20% per annum and provide for a fee of 3% of the principal amount (less accrued interest) payable to Footstar Corp, due upon repayment of the loan. The Footstar Commitment Letter provides that the loan shall contain customary events of default for loans of such nature. Under the terms of the Footstar Commitment Letter, the proceeds of the financing are to be used to (a) fund the payment of consideration payable pursuant to the CPEX Transaction Agreement and related purposes (including the payment of related fees and expenses) or (b) satisfy certain damages awarded to CPEX as a result of fraud or certain breaches by any of FCB Holdings or FCB Acquisition of any of the obligations of FCB Holdings and FCB Acquisition under the CPEX Transaction Agreement.

Concurrently with the execution and delivery of the CPEX Transaction Agreement, Black Horse Capital LP, a Delaware limited partnership, and Black Horse Capital Master Fund Ltd. (collectively, “Black Horse”), a Cayman Islands exempted company, entered into a letter agreement with CPEX, FCB Holdings and FCB Acquisition pursuant to which they have agreed to provide $10 million in secured financing to, and undertake other obligations on behalf of CPEX, FCB Holdings and FCB Acquisition (the “Black Horse Commitment Letter”). The Black Horse Commitment Letter has substantially the same terms as the Footstar Commitment Letter.

Concurrently with the execution of the CPEX Transaction Agreement, FCB Holdings, Footstar Corp and the 19.5% Stockholder entered into a Stockholders’ Agreement, which provides certain provisions governing the control and operation of each of FCB Holdings and FCB Acquisition, Borrower and CPEX (as the surviving corporation of the CPEX Transaction), restrictions on the transfer of shares of FCB Holdings common stock and various other prohibitions.

Concurrently with the execution of the CPEX Transaction Agreement, certain directors and employees of CPEX entered into voting agreements with FCB Holdings and FCB Acquisition (collectively, the “Voting Agreements”), pursuant to which such individuals have agreed, among other things, to vote their respective shares of CPEX common stock for the adoption and approval of the CPEX Transaction Agreement and against any alternative proposal and against any action or agreement that would frustrate the purposes of, or prevent or delay the consummation of the transactions contemplated by the CPEX Transaction Agreement.

The foregoing description of the CPEX Transaction Agreement does not purport to be complete and is qualified in its entirety by reference to the CPEX Transaction Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Footstar on January 6, 2011.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements,” beginning at page 18, concerning certain other matters in connection with future events, circumstances and uncertainties that may impact the Plan of Dissolution and the timing and amounts of any distributions made to shareholders under the Plan Dissolution.

ITEM 1.	BUSINESS

GENERAL

See the “Introductory Note” at the beginning of this Annual Report on Form 10-K.

EMPLOYEES

As of March 11, 2011, the Company had five employees, including one officer, to assist in the liquidation process.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the name, age and business experience during the past five years of the current executive officer of the Company:

Jonathan M. Couchman, 41, was appointed Chief Financial Officer effective August 11, 2009. Mr. Couchman became President and Chief Executive Officer of Footstar effective January 1, 2009.  Prior to that, on December 9, 2008 Mr. Couchman became Chief Wind-Down Officer of the Company.  He was appointed Chairman of the Board of Footstar on February 7, 2006. He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in 2001. Couchman Capital LLC is also the general partner of Couchman Partners LP, a private investment partnership established in 2001. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management advisory company. He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.

AVAILABLE INFORMATION

You may read any materials filed by us with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet web site, www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 , as amended, and Section 21E of the Exchange Act. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances.  These statements are neither promises nor guarantees. A number of important risks and uncertainties, including those identified below and those factors included in this Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements”, beginning at page 18,  each of which is a risk factor and is incorporated into this Item 1A by reference and “Recent Events”, beginning on page 5, each of which is a risk factor and is incorporated into this Item 1A by reference, as well as risks and uncertainties discussed elsewhere in this Form 10-K, could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. In addition to the above-referenced statements and factors which are set forth elsewhere in our Annual Report on Form 10-K and incorporated herein by reference, we set forth the following risks and uncertainties related to our business.

Adverse U.S. economic conditions and the current turmoil in the U.S. capital and credit markets could limit demand for the Company’s corporate headquarters building, improvements and, thus, we may not be able to timely sell our corporate headquarters or on acceptable terms.

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  At this time, it is unclear whether, and to what extent, the actions taken by the U.S. government, including the passage of the Emergency Stabilization Act of 2008, the Troubled Assets Relief Program, the American Recovery and Reinvestment Act of 2009 and other measures currently being implemented or contemplated will mitigate the effects of the crisis.  The current turmoil in the capital and credit markets could limit demand for our owned Mahwah Real Estate, which contains our corporate headquarters building, improvements and 21 acres of underlying land which we have been marketing since March 2007.  At this time we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our ability to market our Mahwah Real Estate on acceptable terms.

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

As of April 23, 2010 (the “Amended Final Record Date”) we stopped recording transfers of our common stock on our stock transfer books. Accordingly, from and after the Amended Final Record Date, certificates representing our common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. However, until trading is halted through termination of registration of our shares of common stock with the SEC, we believe that any trades of shares of our common stock after the Amended Final Record Date are being tracked and marked with a due bill by broker.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

We intend in the future to make liquidation distributions pursuant to the Plan of Dissolution. From and after the Amended Final Record Date, and subject to applicable law, each holder of our common stock will have the right to receive liquidation distributions pursuant to, and in accordance with, the Plan of Dissolution until the final liquidation distribution is made. The proportionate interests of all the shareholders of the Company have been fixed in the books of the Company on the basis of their respective stock holdings at the close of business on the Amended Final Record Date. Therefore, any liquidation distributions we make in the future will be made solely to the shareholders of record at the close of business on the Amended Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the book of the Company as a result of any assignments by will, intestate succession or operation of law. The final liquidation distribution under the Plan of Dissolution will be in complete cancellation of all outstanding shares of our common stock.

Shareholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which may be three years or more after our Dissolution.

As a result of our liquidation, for federal income tax purposes, shareholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the aggregate fair market value of any property distributed to them (reduced by any liability assumed or subject to which it is taken), and (2) their tax basis in their shares of our common stock. A shareholder’s tax basis in our shares will depend upon various factors, including the shareholder’s cost and the amount and nature of any distributions received with respect thereto. A shareholder generally may recognize a loss only when he, she or it has received a final distribution from us, which may be as much as three years (or up to ten years if the Company elects to comply with Section 281(b) of the Delaware General Corporation Law) after our Dissolution. However, if we are unable to market our Mahwah Real Estate prior to the third anniversary of the filing of the certificate of dissolution, we may transfer such property into a liquidating trust, in which event we may make a final distribution after the third anniversary of the filing of the certificate of dissolution.

We do not currently expect to generate any material revenues or operating income as an independent company.

Following the termination of the Kmart Agreement on December 31, 2008, we did not generate any meaningful revenues.  Subject to the consummation of the CPEX Transaction , we will endeavor to operate the Company on a scaled back basis.  However, we will continue to incur costs to maintain our ongoing administrative operations and continued corporate existence as well as costs to wind-down our business, without corresponding revenues.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

Our Company may change if the CPEX Transaction is consummated, the Partial Cash-Out Merger is approved and/or the Plan of Dissolution is revoked.

As described above, the CPEX Transaction is anticipated to close in the second quarter of 2011, subject to the satisfaction of the conditions to the CPEX Transaction Agreement. The closing of the CPEX Transaction would likely have a significant effect on the financial performance of the Company. If the Partial Cash-Out Merger is approved and/or the Plan of Dissolution is revoked, that would likely have a significant effect on the operation, accounting methodology and governance of the Company. These changes would affect the Company’s performance in the future and, in particular, if the Plan of Dissolution is revoked, permit the Company’s continued existence.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of January 3, 2009, we no longer operated licensed footwear departments.

Our corporate headquarters is located in 129,000 square feet of office space in Mahwah, New Jersey.

In connection with the wind-down of our business, we are actively marketing our Mahwah Real Estate.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

In connection with the Company’s discontinued operations in 1995, the Company entered into a sub-lease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $2.3 million, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company.  While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims.

ITEM 4.	(REMOVED AND RESERVED)

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, FTAR.OB, is quoted on the OTCBB and on the Pink Sheets LLC.  Prices shown below reflect the quarterly high and low bid quotations for the common stock as reported on the OTCBB System.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions and have not been adjusted for dividends.  As of March 10, 2011, there were 1,986 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various banks and brokerage firms).

Information concerning the high and low closing bid quotations of our common stock is set forth below:

	HIGH	LOW
2009

First Quarter	$3.55	$1.81
Second Quarter	$2.94	$0.06
Third Quarter	$1.10	$0.70
Fourth Quarter	$0.99	$0.41

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

2010
First Quarter	$0.60	$0.22
Second Quarter	$0.45	$0.25
Third Quarter	$0.52	$0.34
Fourth Quarter	$0.55	$0.38

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

The Rights Agreement was amended by Amendment No. 2 in order to protect shareholder value by attempting to prevent a possible limitation on the Company’s ability to use its U.S. net operating loss carryovers. The Company has experienced significant losses in the United States, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules and regulations promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. To the extent that the net operating losses do not otherwise become limited, the Company believes that it may be able to utilize a portion of such losses and, therefore, these net operating losses could be a substantial asset to the Company. The use of such losses, however, is not assured and under many circumstances may be unlikely. For example, if the Company experiences an “ownership change” as defined in Section 382 of the Code, the Company’s ability to use the net operating losses could be severely limited.See “Item 1A. Risk Factors – We likely will be unable to realize the benefits of our net operating loss carryforwards.”

Since Footstar emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $9.90 per common share, and which included  a special cash distribution paid on April 30, 2007, in the amount of $5.00 per common share, totaling $104.8 million, a special cash distribution paid on June 3, 2008, in the amount of $1.00 per common share, totaling approximately $21.3 million and a special cash distribution paid on January 27, 2009, in the amount of $1.00 per common share, totaling approximately $21.5 million. Furthermore, since the Plan of Dissolution was approved, the Board of Directors has paid special cash distributions on May 6, 2009, in the amount of $2.00 per common share, totaling approximately $43.2 million, on September 10, 2009, in the amount of $0.40 per common share, totaling approximately $8.6 million, on December 16, 2009, in the amount of $0.35 per common share, totaling approximately $7.6 million, on March 12, 2010, in the amount of $0.10 per common share, totaling approximately $2.2 million (the “March 2010 Dividend”), and on September 27, 2010, in the amount of $0.05 per common share, totaling approximately $1.2 million. In connection with the March 2010 Dividend, Footstar disclosed that it anticipated that it would not make any further distributions until the monetization of the Mahwah Real Estate.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at January 1, 2011. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our shareholders could receive less than we currently estimate.

In addition, please refer to “Introductory Note” above, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” below, for further information with respect to the wind-down of the Company’s businesses in connection with the termination of the Kmart Agreement, including the CPEX Transaction, the Partial Cash Out Merger Agreement and the proposal to revoke the Plan of Dissolution, which may cause the cessation or affect the amounts and timing of future liquidation payments.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation
plans approved by security holders	108,000	$36	--

Equity compensation
plans not approved by security holders	2,518,140	$0.7	--

Total	2,626,140	$2	--

Our stock plans include the shareholder-approved 1996 Incentive Compensation Plan (the “1996 Plan”), the non-shareholder-approved 2000 Equity Incentive Plan (the “2000 Plan”) and the shareholder approved 2006 Non Employee Director Stock Plan (the “2006 Plan”). Pursuant to its terms, no further grants are permitted to be made under the 2006 Plan. On May 5, 2009, the Company de-registered all of the securities registered under the 1996 Incentive Compensation Plan and the 2000 Equity Incentive Plan that remain unsold as of this date. The Company has no plans to make additional grants under any of these plans.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On March 15, 2010, the Company issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jonathan M. Couchman, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010.

Also on March 15, 2010, the Company issued shares of common stock having an aggregate fair value of $50,000 on the grant date, or 217,391 shares, to each of Adam Finerman and Eugene Davis, the Company’s non-employee directors, in lieu of cash compensation for their service as directors in 2010 to which they would otherwise be entitled. In addition, Messrs. Finerman and Davis elected to receive their full retainer ($50,000) for fiscal 2009 in the form of 17,668 shares of restricted stock and Mr. Finerman elected to receive his full retainer ($50,000) for fiscal 2008 in the form of 12,285 shares of restricted stock.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the 2010 fiscal year.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the 2010 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:

•	the impact of any dividends or any other special distributions to shareholders on the Company’s future cash requirements and liquidity needs;

•
under the Plan of Dissolution, the Company’s remaining assets will be disposed of, known liabilities will be paid or provided for and reserves will be established for contingent liabilities, with only any remaining assets available for ultimate distribution;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

•
uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the Plan of Dissolution and our Dissolution, there can be no assurance as to the amount of any cash or other property that may potentially be distributed to shareholders or the timing of any distributions;

•	we do not expect to be able to fully realize the benefits of our net operating loss carryforwards;

•
the difficulty of marketing our Mahwah Real Estate on satisfactory terms, taking into account the current decline in the economic conditions, the New Jersey real estate market and the current disruption in the capital and credit markets;

•
the possible revocation of our Plan of Dissolution and consummation of the Partial Cash-Out Merger and, in connection therewith, the subsequent deregistration of our common stock under the Exchange Act; and

•	the consummation of the CPEX Transaction.

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

RECENT EVENTS

See the “Introductory Note” at the beginning of this Annual Report on Form 10-K.

OVERVIEW

The following points highlight the Company’s operations, cash flows and financial position for the year ended January 1, 2011:

•	In 2010, the Company’s Board of Directors declared and paid cash distributions in the amount of $.15 per common share

•	As of January 1, 2011, the Company had $8.7 million of cash and cash equivalents

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto that appear elsewhere in this report.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

For the period January 4, 2009 to May 5, 2009 (Going Concern basis)

(in millions)	For the period January 4, 2009 to May 5, 2009
Net Sales	$-
Liquidation of Inventory	2.5
Total Revenues	2.5
Cost of revenue	-
Total Gross Profit	2.5
SG&A Expenses	6.5
Operating Loss	$(4.0)

The shortened time period during 2009 is a result of the adoption of the liquidation basis of accounting effective May 6, 2009.

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

OPERATING LOSS

For the period January 4, 2009 to May 5, 2009, the Company had an operating loss of ($4.0) million.

LIQUIDITY and CAPITAL RESOURCES

The Company also has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At January 1, 2011, we had cash and cash equivalents of approximately $8.7 million.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

From 2007 through January 1, 2011, the Company’s Board of Directors declared and paid cash distributions to shareholders in the amount of $9.90 per common share or $210.4 million.

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

Factors that could affect our short and long term liquidity include, among other things, the consummation of the CPEX Transaction, the completion of the Partial Cash-Out Merger, the approval of the proposal to revoke the Plan of Dissolution, the payment of any further dividends or distributions, our ability to market our Mahwah Real Estate on acceptable terms, and managing costs associated with the management, liquidation and dissolution of the Company.

The Plan of Dissolution provides for the complete and voluntary liquidation of the Company by providing for the sale of its remaining assets and the wind-down of the Company’s business as described in the Plan of Dissolution and for distributions of available cash to shareholders as determined by the Board of Directors.

Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least the next twelve months.

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at January 1, 2011. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our shareholders could receive less than we currently estimate.

In addition, please refer to “Introductory Note” at the beginning of this Annual Report on Form 10-K for further information with respect to the wind-down of the Company’s businesses in connection with the termination of the Kmart Agreement, including the CPEX Transaction, the Partial Cash Out Merger Agreement and the proposal to revoke the Plan of Dissolution, which may affect the amounts and timing of future liquidation payments, including cessation thereof, as well as our being able to continue to reflect our financial statements under the liquidation basis of accounting.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

LETTERS OF CREDIT

In the past, we have entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaled $1.9 million, with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, Bank of America N.A. L/C Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.75 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011, the remaining balance that is being held by the beneficiaries totals $1.5 million.

On May 20, 2010, $0.1 million, representing the L/C Cash Collateral was refunded to the Company.

On September 9, 2010, the Company recovered $0.05 million from the beneficiary for custom duties.

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

Impairment of Long-Lived Assets

In connection with the expiration of the Kmart Agreement, the Company has been marketing its Mahwah Real Estate. As of January 1, 2011, the Company estimated that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 2, 2010 to January 1, 2011.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

The accrued obligation for these self-insurance programs was approximately $1.5 million at the end of fiscal year 2010 and $1.9 million at the end of fiscal year 2009.  Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.

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

As of January 1, 2011 we have recorded a net deferred tax asset of $51.7 million and a related valuation allowance of $51.7 million.  In connection with the preparation of our fiscal years 2010 and 2009 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence, such as projections of our future taxable earnings along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and liquidation of our business.  For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets.  As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Effective December 31, 2006 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes”. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Topic No. 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate resolution. In implementing FASB Topic 740, the Company evaluated individual tax benefits using these evaluation methods and made judgments on how to disaggregate its various tax positions and then analyzed the tax positions.  At the adoption date of December 31, 2006, January 2, 2010 and January 1, 2011, the Company did not have any unrecognized tax benefits.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There are no proposed or recently issued accounting standards that would have a material impact on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firms, the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements called for by this Item 8 are filed as part of this Annual Report. An index to the Consolidated Financial Statements is provided under Item 15, “Exhibits”, beginning at page F-1 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

The Company’s Chief Executive Officer, President and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer, President and Chief Financial Officer) concluded that, as of January 1, 2011, we had not identified any material weakness in our internal control over financial reporting and our internal control over financial reporting was effective.

(c)           Changes in Internal Control Over Financial Reporting

In connection with management’s review of internal control over financial reporting discussed in the prior section, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

 Not applicable

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, that is not provided in this report will be included in either Footstar, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.   Certain information required by this Item 10 concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11, will be included in either Footstar, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report and not deemed incorporated by reference into any filing under the Securities Act or Exchange Act except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Part III, Item 12, that is not provided in this report will be included in either Footstar, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13, will be included in either Footstar, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Part III, Item 14, will be included in either Footstar, Inc.’s Proxy Statement for the 2011 Annual Meeting of Shareholders or an amendment to this report, one of which will be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are included within this report:	Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Statements of Operations for the Period January 4, 2009 to May 5, 2009 (Going Concern Basis)	F-4

Consolidated Statement of Net Assets in Liquidation as of January 1, 2011 and January 2, 2010 (Liquidation Basis)	F-5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Period January 4, 2009 to May 5, 2009 (Going Concern Basis)-	F-6

Consolidated Statement of Changes in Net Assets in Liquidation – For the period May 6, 2009 through January 2, 2010 and January 3, 2010 through January 1, 2011 (Liquidation Basis)	F-7

Consolidated Statements of Cash Flows for the Period January 4, 2009 to May 5, 2009 (Going Concern Basis)	F-8

Notes to Consolidated Financial Statements	F-9

(a)(3) Exhibits

21.1	Subsidiaries of Footstar, Inc.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOTSTAR, INC.

By:	/s/JONATHAN M. COUCHMAN
	Name:	Jonathan M. Couchman
	Title:	President, Chief Executive Officer and Chief Financial Officer March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/JONATHAN M. COUCHMAN	President & Chief Executive	March 14, 2011
Jonathan M. Couchman	Officer

/s/JONATHAN M. COUCHMAN	Chief Financial Officer &	March 14, 2011
Jonathan M. Couchman	Principal Accounting Officer

/s/EUGENE I. DAVIS	Director	March 14, 2011
Eugene I. Davis

/s/ADAM W. FINERMAN	Director	March 14, 2011
Adam W. Finerman

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit Number	DESCRIPTION
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

2.5
Agreement and Plan of Merger, dated as of January 3, 2011, by and among CPEX Pharmaceuticals, Inc., FCB I Holdings, Inc. and FCB I Acquisition Corp. (incorporated by reference to Exhibit 2.1 of Footstar, Inc.’s Form 8-K filed on January 6, 2011).

2.6
Agreement and Plan of Merger, dated as of February 14, 2011, by and among Footstar, Inc. and Footstar Acquisition, Inc. (incorporated herein by reference to Appendix A to the preliminary proxy statement on Schedule 14A filed on February 14, 2011).

3.1
Second Amended and Restated Certificate of Incorporation of Footstar, Inc. and Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibits 3.1 and 3.2 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).

3.2	Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.1 to Footstar Inc.’s Form 8-K filed on July 29, 2009).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Exhibit Number	DESCRIPTION
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Exhibit Number	DESCRIPTION
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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Exhibit Number	DESCRIPTION
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

10.20	Letter Agreement dated January 3, 2011 by and among Black Horse Capital LP, Black Horse Capital Master Fund Ltd., FCB I Holdings Inc, FCB Acquisition Corp. and CPEX Pharmaceuticals, Inc.

10.21	Letter Agreement dated January 3, 2011 by and among Footstar Corporation, Black Horse Capital Master Fund Ltd., FCB I Holdings Inc, FCB Acquisition Corp. and CPEX Pharmaceuticals, Inc.

21.1	Subsidiaries of Footstar, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX	Page

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Statements of Operations for the Period January 4, 2009 to May 5, 2009 (Going Concern Basis)	F-4
Consolidated Statement of Net Assets in Liquidation as of January 1, 2011 and January 2, 2010 (Liquidation Basis)	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Period January 4, 2009 to May 5, 2009 (Going Concern Basis)	F-6
Consolidated Statement of Changes in Net Assets in Liquidation — For the period May 6, 2009 through January 2, 2010 and January 3, 2010 through January 1, 2011 (Liquidation Basis)	F-7
Consolidated Statements of Cash Flows for the Period January 4, 2009 to May 5, 2009 (Going Concern Basis)	F-8
Notes to Consolidated Financial Statements	F-9

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Footstar, Inc. (“the Company”) as of January 1, 2011, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period January 2, 2010 to January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) as of January 1, 2011 and the consolidated changes in net assets in liquidation for the period January 2, 2010 to January 1, 2011 of the Company, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Edison, New Jersey
March 14, 2011

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Footstar, Inc. (“the Company”) as of January 2, 2010, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period May 6, 2009 to January 2, 2010. We also have audited the consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the period January 4, 2009 through May 5, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) as of January 2, 2010 of the Company, the consolidated changes in net assets in liquidation for the period May 6, 2009 to January 2, 2010, and the consolidated results of their operations and their cash flows for the period from January 4, 2009 to May 5, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia,  LLP
Edison, New Jersey
March 17, 2010

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Statements of Operations
For the period of January 4, 2009 through May 5, 2009 (Going Concern Basis)
(amounts in millions, except per share amounts)

For the period January 4, 2009 to May 5, 2009
Revenue
Net sales	$-
Liquidation of Inventory	2.5
Total Sales	2.5
Cost of revenue	-
Gross Profit	2.5
Store operating, selling, general and administrative expenses	6.5
Other Expense	(0.3)
Loss before income taxes	(3.7)
Income tax provision	-
Net loss	$(3.7)

Average common shares outstanding
Basic & Diluted:	$21.3

Loss per share:
Basic & Diluted:	$(0.17)

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Statement of Net Assets in Liquidation
January 1, 2011 and January 2, 2010 (Liquidation Basis)
($ in millions)

	January 1, 2011	January 2, 2010
Current assets:
Cash and cash equivalents	$8.7	$9.8
Prepaid expenses	1.6	5.1
Real Estate	6.2	6.2
Total current assets	16.5	21.1
Other assets	-	0.2
Total assets	16.5	21.3

Current liabilities:
Accounts Payable and Accrued Expenses	4.2	5.3
Total current liabilities	4.2	5.3
Other long term liabilities	2.5	6.0
Total liabilities	6.7	11.3

Net Assets in Liquidation	$9.8	$10.0

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Going Concern Basis)
($ in millions, except share amounts)

	Common Stock		Treasury Stock		Add’l Paid-in	Retained	Accumulated. Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance as of January 3, 2009	32,236,400	$0.3	10,711,569	$(310.6)	$330.1	$84.1	$0.6	$104.5
Comprehensive income:
Net loss						(3.7)		(3.7)
Total Comprehensive loss	--	--	--	--	--	--	--	(3.7)
Special cash distribution	--	--	--	--	--	(21.6)	--	(21.6)
Common stock incentive plans	50,573	--	--	--	0.8	--	--	0.8
Balance as of May 5, 2009	32,286,973	$0.3	10,711,569	$(310.6)	$330.9	$58.8	$0.6	$80.0

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Statement of Changes in Net Assets in Liquidation
For the Periods May 6, 2009 through January 1, 2011
(Liquidation Basis)
($ in millions)

Shareholders’ Equity at May 5, 2009	$80.0
Liquidation basis adjustments:

Adjust assets and liabilities to fair value	(1.2)

Accrue cost of liquidation	(10.0)

Net Assets in Liquidation May 5, 2009	68.8

Cash distribution to shareholders	(59.4)
Changes in liquidation accruals

Accrued Costs of liquidation May 6, 2009 to January 2, 2010	(0.1)

Costs incurred May 6, 2009 to January 2, 2010	(1.3)

Decrease in State Income Tax	0.4

Federal Income Tax Receivable	1.1

Other cash proceeds received	0.5
Net Assets in Liquidation January 2, 2010	10.0

Other cash proceeds received	1.4

Changes in liquidation accruals	1.2

Stock issued in lieu of compensation	0.6

Cash distribution to shareholders	(3.4)

Net Assets in Liquidation January 1, 2011	$9.8

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows
 For the period January 4, 2009 to May 5, 2009
 (Going Concern Basis)

($ in millions)

For the period January 4, 2009 to May 5, 2009

Cash flows from operating activities:
Net loss	$(3.7)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock incentive plans	0.8
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	56.9
Decrease in prepaid expenses and other assets	1.4
Decrease in accounts payable, accrued expenses and amount due under Kmart Settlement	(10.3)
Decrease in income taxes payable and other long-term liabilities	(1.2)
Net cash provided by operating activities	43.9
Cash flows used in financing activities:
Special cash distribution paid	(21.6)
Payments on mortgage note	(0.7)

Net cash used in financing activities	(22.3)
Net increase in cash and cash equivalents	21.6
Cash and cash equivalents, beginning of period	56.6
Cash and cash equivalents, end of period	$78.2

See accompanying notes to consolidated financial statements

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

1.           Nature of Company

Footstar, Inc. (“Footstar”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is a holding company that is currently winding down pursuant to the Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan of Dissolution”), which was adopted by Footstar’s stockholders on May 5, 2009.

Until the time it discontinued regular business operations in December 2008, Footstar had operated its business since 1961 through its subsidiaries primarily as a retailer selling family footwear through licensed footwear departments in discount chains and wholesale arrangements. Commencing March 2, 2004, Footstar and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court. On February 7, 2006, Footstar successfully emerged from bankruptcy. As part of its emergence from bankruptcy, substantially all of Footstar’s business operations were related to the agreement pursuant to which it operated the licensed footwear departments in Kmart stores (the “Kmart Agreement”).

Following its emergence from bankruptcy, Footstar’s Board of Directors, with the assistance of investment bankers, evaluated a number of possible alternatives to enhance shareholder value, including acquisition opportunities, changes in the terms of Footstar’s principal contracts, including the early termination of or extension of the Kmart Agreement, the payment of one or more dividends, and the sale of our assets or stock. The Board of Directors determined the best course of action was to operate under the Kmart Agreement through its scheduled expiration at the end of December 2008.

In May 2008, the Board of Directors determined that it was in the best interests of Footstar and its shareholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of Footstar’s other remaining assets, including its owned property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”). Under the terms of the Kmart Agreement, Kmart was required to purchase from Footstar all of the remaining inventory in the Kmart footwear departments at values set forth in the Kmart Agreement. The process of selling the inventory to Kmart commenced immediately after the expiration of the Kmart Agreement on December 31, 2008. During 2009, Footstar received approximately $55.3 million related to the liquidation sale of the inventory from Kmart in full satisfaction of all of Kmart’s obligations. Following the sale of the inventory to Kmart during early 2009, Footstar’s principal remaining non-cash asset consisted of the Mahwah Real Estate.

Also in May 2008, the Board of Directors approved the Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of Footstar after expiration of the Kmart Agreement in December 2008.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On March 5, 2009, the Board of Directors adopted and approved the Plan of Dissolution. The Plan of Dissolution reflects technical and legal changes to the Original Plan consistent with the Delaware General Corporate Law and was intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of Footstar in the best interests of its shareholders. The Plan of Dissolution provides for the complete, voluntary liquidation of the Company providing for the sale of its remaining assets and the wind down of the Company’s business as described in the Plan of Dissolution and of the distributions of available cash to shareholders as determined by the Board of Directors.  On May 5, 2009, at a special meeting of stockholders of Footstar, the stockholders adopted and approved the Plan of Dissolution and Footstar’s dissolution. Subsequent to such time, the Board of Directors moved forward with the liquidation and worked toward selling all of Footstar’s remaining assets and settling all claims.

Since Footstar emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $9.90 per common share, and which included  a special cash distribution paid on April 30, 2007, in the amount of $5.00 per common share, totaling $104.8 million, a special cash distribution paid on June 3, 2008, in the amount of $1.00 per common share, totaling approximately $21.3 million and a special cash distribution paid on January 27, 2009, in the amount of $1.00 per common share, totaling approximately $21.5 million. Furthermore, since the Plan of Dissolution was approved, the Board of Directors has paid special cash distributions on May 6, 2009, in the amount of $2.00 per common share, totaling approximately $43.2 million, on September 10, 2009, in the amount of $0.40 per common share, totaling approximately $8.6 million, on December 16, 2009, in the amount of $0.35 per common share, totaling approximately $7.6 million, on March 12, 2010, in the amount of $0.10 per common share, totaling approximately $2.2 million (the “March 2010 Dividend”), and on September 27, 2010, in the amount of $0.05 per common share, totaling approximately $1.2 million. In connection with the March 2010 Dividend, Footstar disclosed that it anticipated that it would not make any further distributions until the monetization of the Mahwah Real Estate.

The aggregate amount of any remaining liquidation distribution to our shareholders is expected to be in the range of $.35 to $.40 per common share. Included in this amount is approximately $1.2 million of costs and commitment fees incurred or expected to be incurred prior to the closing of the transaction with CPEX discussed in Note 16.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets;

3)	the ultimate proceeds from disposition of our Mahwah Real Estate; and

4)
the ultimate resolution of the subsequent events discussed in Note 16 relating to the going-private transaction and transaction with CPEX, the costs and implementation of which, other than $1.2 million discussed above, are not reflected in the above range.

As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

2.           Basis of Presentation

Basis of Presentation

The consolidated financial statements for the periods May 6, 2009 through January 1, 2011 were prepared on the liquidation basis of accounting and for the period January 4, 2009 through May 5, 2009 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholder’s approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

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

FCB Holdings and FCB Acquisition which were formed on December 16, 2010, were capitalized on January 3, 2011, at which time the 19.5% Stockholder acquired a 19.5% interest in FCB Holdings. FCB Holdings and FCB Acquisition had no financial activity as of January 1, 2011.

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to shareholders. During fiscal 2010, the Company recorded a reduction in liquidating expense accruals of $0.6 million related to stock issued in lieu of cash compensation and $1.2 million, related to reduced Compensation, General and Administrative and Headquarters Building Costs and received cash proceeds of $1.4 million from a class action lawsuit, tax refunds and miscellaneous cash receipts. During the period May 6, 2009 to January 2, 2010, the Company recorded a net increase in liquidating expense accrual of $0.1 million and received cash proceeds from the sale of certain assets of $0.5 million.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the Board of Directors, derived from consultation with management and outside experts, if the Board of Directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities as more fully discussed in Note 9, it may determine to transfer its remaining assets and liabilities to a liquidating trust. See also Note 16 for a discussion of subsequent events that may impact the Company, including the potential cessation and amount of any remaining liquidation distributions.

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

The following table reflects average shares outstanding used to compute basic and diluted (loss) earnings per share (in millions):

For the period January 4, 2009 to May 5, 2009
Average shares outstanding – basic & diluted	21.3

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Fair Value of Financial Instruments

Cash and cash equivalents, accounts payable and accrued expenses are reflected in the consolidated statements of net assets at carrying value, which approximates fair value due to the short-term nature of these instruments and the variability of the respective interest rates where applicable.  The carrying value of the mortgage, which approximated fair value due to its short-term nature, was $0.0 million and $0.7 million as of January 1, 2011 and January 2, 2010, respectively.

3.           Reduction in Workforce

The Company currently has five employees, which includes one officer, to assist in the liquidation process. Cash payments to terminated employees totaling approximately $5.5 million were paid during the period of January 4, 2009 to May 5, 2009. As of January 1, 2011 and January 2, 2010, the Company has an accrual of approximately $6,000 and $39,000, respectively, relating to severance and benefit costs included in accrued expenses.  In order to continue to retain key employees as it liquidates its businesses, the Company may commit to additional cash charges when and if such plans are approved by the Board of Directors.

Balance at January 3, 2009	$6.76
Costs charged to expense	1.25
Cash payments	(7.97)
Termination benefits accrual January 2, 2010	0.04
Costs charged to expense	(0.03)
Termination benefits accrual January 1, 2011	$0.01

4.           Fair Value Measurements

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

Fair Value Measurements at January 1, 2011 Using

(In millions) Description	Balance at January 1, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$3.4	$3.4	$-	$-

Money Market Funds	5.3	5.3	-	-

Mahwah Real Estate	6.2	-	-	6.2

Fair Value Measurements at January 2, 2010 Using

(In millions) Description	Balance at January 2, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$0.5	$0.5	$-	$-

Money Market Funds	9.3	9.3	-	-

Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

See note 6 for further discussion of the Mahwah Real Estate.

5.             Impact of Recently Issued Accounting Standards

There are no proposed or recently issued accounting standards that would have a material impact on the company.

6.           Mahwah Real Estate

The Company has been marketing its Mahwah Real Estate since March 2007. As of January 1, 2011, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 2, 2010 to January 1, 2011.

7.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	2010	2009
Income tax refund receivable and other prepaid taxes	$-	$1.3
Cash collaterized letters of credit	1.6	3.8
Other	-	-
Total	$1.6	$5.1

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

8.           Accrued Expenses

Accrued expenses consisted of the following (in millions):

	2010	2009
Mortgage	$-	$0.7
Liquidation Accrual - Short-Term	3.3	3.5
Workers Compensation - Short-Term	0.3	0.3
Other – individually not in excess of 5%	0.6	0.8
Total	$4.2	$5.3

9.Letters of Credit

In the past, we have entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”) totaled $1.9 million, with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, the Bank of America N.A. L/C Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.75 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011, the remaining balance that is being held by the beneficiaries totals $1.5 million.

On May 20, 2010, $0.1 million, representing the L/C Cash Collateral was refunded to the Company.

On September 9, 2010, the Company recovered $0.05 million from a beneficiary for custom duties.

10.           Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	2010	2009

Workers compensation - LT	$1.2	$1.0
Liquidation accrual – LT	1.3	5.0
Total	$2.5	$6.0

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

11.           Income Taxes

The provision for income taxes was comprised of the following (in millions):

For the period January 4, 2009 to May 5, 2009
Federal	$-
State	-
Total	$-

Income tax expense differs from the “expected” income tax expense computed by applying the U.S. federal income tax of 35% to income before income taxes as follows (in millions):

For the period January 4, 2009 to May 5, 2009
Computed “expected” income tax expense (benefit)	$(1.3)
Increases in income taxes resulting from:
Valuation allowance	1.3
Net income tax expense	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax asset and liabilities for the 2010 and 2009 fiscal years were as follows (in millions):

	2010	2009
Deferred tax assets:
Employee benefits	$0.1	$0.5
NOL carryforward	47.2	46.1
Tax credit carryforward	-	-
Property and equipment	4.4	4.6
Other	-	-
Total gross deferred tax assets	51.7	51.2
Less valuation allowance	(51.7)	(51.2)
Total deferred tax assets	$-	$-

As of January 1, 2011, we have net operating loss carry forwards for federal income tax purposes of approximately $122.7 million that, if not utilized, will begin expiring for federal purposes in 2025 and state net operating losses that have already begun expiring.  Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions.  In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

As of January 1, 2011 we have recorded net deferred tax assets of $51.7 million and a related valuation allowance of $51.7 million.  In connection with the preparation of our fiscal years 2010 and 2009 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and the liquidation of our Kmart business on December 31, 2008.  For accounting purposes, we cannot rely on anticipated long-term future profits to utilize our deferred tax assets.  As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

During fiscal years 2010 and 2009 the Company recorded an increase of the valuation allowance of $0.5 million and $1.1 million respectively.

As of January 1, 2011, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

On November 5, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. On July 15, 2010, the Company received an income tax refund in the amount of $1.1 million.

12.           Share-Based Compensation Plans

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

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options/Awards	Weighted Average Exercise Price of Outstanding Options	Number of Shares Issued, Inception to Date as of 1/1/2011	Number of Shares Remaining Available for Future Issuance, as of 1/1/2011	Number of Shares Remaining Available for Future Issuance, as of 1/1/2011
1996 Incentive
Compensation Plan	546,394	$15	931,733	1,621,873	1,621,873
2000 Equity
Incentive Plan	101,215	$32	146,343	1,752,442	1,752,442
Total	647,609	$15	1,078,076	3,374,315	3,374,315

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The table below provides information relating to deferred restricted stock units and performance-based stock awards:

Deferred Restricted Stock Units and Shares and Performance-Based Stock Awards

	Deferred Shares and Units	Weighted Average Grant Date Fair Value
Non-vested,
January 3, 2009	189,383	$4
Granted	--	--
Canceled	--	--
Vested	(189,383)	$4
Non-vested, January 2, 2010 and January 1, 2011	--	--

The total fair value of shares vested during 2009 was $0.2 million.

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

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  Stock option expense relating to stock options was $0 for the period of January 4, 2009 – May 5, 2009.  A summary of option activity as of January 1, 2011 and changes during the 24 months ended is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 3, 2009	323,725	$30.58
Granted	-	-
Exercised	-	-
Forfeited	(132,485)	$29.57
Balance : January 2, 2010	191,240	$31.28
Options Exercisable: January 2, 2010	191,240	$31.28

Balance : January 2, 2010	191,240	$31.28
Granted	2,500,000	$0.40
Exercised	-	-
Forfeited	(65,100)	$21.75
Balance : January 1, 2011	2,626,140	$2.12
Options Exercisable: January 1, 2011	2,626,140	$2.12

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

2006 Non-Employee Director Stock Plan

On our emergence from bankruptcy on February 7, 2006, the 2006 Non Employee Director Stock Plan (the “2006 Plan”) became effective.  Pursuant to its terms, no further grants are permitted to be made under the 2006 Plan.

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

The following table provides information relating to the status of, and changes in, stock units granted under the 2006 Plan:

Director Stock Plan Units

	Stock Units	Weighted Average Grant Date Fair Value
Non-vested, January 3, 2009	174,964	$5
Granted	55,000	$3
Cancelled	(38,965)
Shares Vested	(190,999)	$3
Non-vested, January 2, 2010 and January 1, 2011	--	$--

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The total fair value of shares vested during 2009 was $0.5 million.

On May 5, 2009, the Company de-registered all of the securities registered under the 2006 Plan that remained unsold as of this date.

13.           Commitments and Contingencies

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

In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is approximately $2.3 million as of March 14, 2011, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 to February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

14.           Shareholder Rights Plan

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The Company is entitled, but not required, to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger or expiration of the Rights.

15.           Supplemental Cash Flow Information

Cash payments for income taxes and interest from continuing operations for the fiscal year ended January 2, 2010 were as follows (in millions):

	2009

Income taxes (received) paid		$0.5
Interest received		-
Interest paid	$

16.           Subsequent Events

Going Private Transaction

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company whose shares are traded on the Nasdaq Capital Market under the symbol “CPEX”. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar.

On January 3, 2011, CPEX, FCB I Holdings Inc., a Delaware corporation (“FCB Holdings”) and FCB I Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FCB Holdings (“FCB Acquisition”), entered into an Agreement and Plan of Merger (the “CPEX Transaction Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, FCB Acquisition will merge with and into CPEX (the “CPEX Transaction”), with CPEX surviving as a wholly-owned subsidiary of FCB Holdings.

FCB Acquisition is a wholly owned subsidiary of FCB Holdings, which, effective January 3, 2011, is owned 80.5% by Footstar Corporation, a Texas corporation (“Footstar Corp”), and 19.5% by an unaffiliated investment holding company (the “19.5% Stockholder”). Footstar Corp is a wholly owned subsidiary of Footstar. Following the CPEX Transaction, CPEX, through Footstar Corp’s ownership interest in FCB Holdings, will be an 80.5% owned subsidiary of Footstar Corp. In exchange for their respective 80.5% and 19.5% ownership of FCB Holdings, Footstar Corp and the 19.5% Stockholder are providing approximately $3.2 million and approximately $0.8 million, respectively, in equity financing to fund the CPEX Transaction.

For more information on the CPEX Transaction, see the section entitled “–Transaction with CPEX,” below.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

In light of the CPEX Transaction, Footstar has determined it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution, terminate its registration under the Exchange Act of 1934, as amended (the “Exchange Act”), and become a non-public company in a “going private” transaction. By going private, Footstar will reduce its costs of compliance with the federal securities laws and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Accordingly, on February 14, 2011, Footstar and Footstar Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Footstar (“Acquisition”), entered into the Agreement and Plan of Merger (the “Partial Cash-Out Merger Agreement”), which would reduce the number of our stockholders of record to fewer than 300, as required for the elimination of our periodic reporting obligations under the federal securities laws.

Subject to the approval of stockholders, under the Partial Cash-Out Merger Agreement, Acquisition will merge with and into Footstar, with Footstar to remain as the surviving corporation.  Under the terms of the Partial Cash-Out Merger Agreement, if the Partial Cash-Out Merger is completed Footstar stockholders owning fewer than 500 shares of our common stock in record form in any discrete account as of the effective time of the Partial Cash-Out Merger will receive a cash payment of $0.95 per share, without interest, and Footstar stockholders owning 500 or more shares of our common stock in record form in any discrete account as of the effective time of the Partial Cash-Out Merger will continue to hold their shares.

In approving the Partial Cash-Out Merger Agreement, the Board of Directors determined the that Partial Cash-Out Merger is in the best interest of all Footstar stockholders, including its unaffiliated stockholders and that the cash-out price of $0.95 is fair to and in the best interest of our unaffiliated stockholders (including both cashed-out and continuing stockholders). This $0.95 per share price is based on the trailing average of the closing price of the common stock for the 20 trading days prior to February 14, 2011, the date of determination of the price, plus a premium of 5% over such average closing price.

As a result of the Partial Cash-Out Merger, we expect that only 0.5% of our stockholders will be cashed out and no longer be Footstar stockholders.

In order to consummate the Partial Cash-Out Merger, Footstar must first revoke the Plan of Dissolution, which is subject to the approval of stockholders.

On February 14, 2011, Footstar filed preliminary proxy materials in connection with a special meeting of Footstar stockholders in order to approve the Partial Cash-Out Merger and approve a proposal to revoke the Plan of Dissolution. The proposal to revoke the Plan of Dissolution will, if approved by stockholders, authorize Footstar to file a certificate of revocation of dissolution with the Secretary of State of the State of Delaware which, at the effective time thereof, cause the revocation of the Plan of Dissolution.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

If the proposal to revoke the Plan of Dissolution and/or the proposal to approve the Partial Cash-Out Merger is not approved at the special meeting, it is expected that the current management of Footstar, under the direction of the Board of Directors, will recommence dissolving Footstar in accordance with the Plan of Dissolution. Under such a scenario, at such time that the CPEX Transaction is consummated, if at all, Footstar is considering, among other things, taking the actions necessary to spin-off the common stock of Footstar Corp, its wholly-owned subsidiary, as a special dividend or other distribution to Footstar stockholders so that Footstar stockholders can continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved.

Should the shareholders approve the proposal to revoke the Plan of Dissolution, the Company will no longer follow the liquidation basis of accounting but rather change its method of accounting back to the going concern basis of accounting. This will have an impact of reducing certain accrued expenses, among other changes.

Transaction with CPEX

On January 3, 2011, CPEX, FCB Holdings and FCB Acquisition entered into the CPEX Transaction Agreement, pursuant to which, subject to satisfaction or waiver of the conditions therein, FCB Acquisition and CPEX will effect the CPEX Transaction, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings.

Subject to the terms of the CPEX Transaction Agreement, which has been approved by the Boards of Directors of CPEX, FCB Holdings, FCB Acquisition, Footstar Corp and Footstar, at the effective time of the CPEX Transaction (the “CPEX Transaction Effective Time”), each share of CPEX common stock issued and outstanding immediately prior to the CPEX Transaction Effective Time will be converted into the right to receive $27.25 in cash, without interest (the “CPEX Transaction Consideration”). Immediately prior to the CPEX Transaction Effective Time, each outstanding unvested and non-exercisable CPEX stock option will become fully vested and exercisable. As of the CPEX Transaction Effective Time, each outstanding CPEX stock option that is outstanding immediately prior to the CPEX Transaction Effective Time will be cancelled in exchange for the right to receive a lump sum cash payment (without interest and less any applicable withholding taxes) equal to the product of (i) the excess, if any, of the CPEX Transaction Consideration over the per share exercise price for such CPEX stock option and (ii) the total number of shares underlying such CPEX stock option. Immediately prior to the Effective Time, each outstanding CPEX restricted stock unit will become fully vested and cancelled in exchange for the right to receive a lump sum cash payment (without interest and less any applicable withholding taxes) equal to the product of (i) the CPEX Transaction Consideration and (ii) the total number of shares underlying such CPEX restricted stock unit.

The CPEX Transaction Agreement contains customary representations, warranties and covenants of CPEX, FCB Holdings and FCB Acquisition, including, among others, (i) covenants by CPEX to conduct its business in the ordinary course during the interim period between the execution of the CPEX Transaction Agreement and consummation of the CPEX Transaction and not to engage in certain kinds of transactions during such period and (ii) representations and warranties of FCB Holdings and FCB Acquisition as to their capitalization and the financing of the CPEX Transaction with regard to the CPEX Loan Agreement and the Footstar Commitment Letter and the Black Horse Commitment Letter (each defined and described below).  CPEX has also agreed not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions that permit CPEX’s Board of Directors to comply with its fiduciary duties, enter into discussions concerning, or furnish non-public information in connection with any alternative business combination transactions.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The CPEX Transaction is conditioned upon, among other things, adoption and approval of the CPEX Transaction Agreement by the stockholders of CPEX, CPEX having a balance of at least $15 million in cash and cash equivalents as of the closing date of the CPEX Transaction (after giving effect to all fees, costs and expenses incurred by CPEX in connection with the CPEX Transaction and the transactions contemplated by the CPEX Transaction Agreement), obtaining all required regulatory approvals and other customary conditions. The CPEX Transaction Agreement also provides that the closing shall occur no earlier than April 4, 2011. The closing of the CPEX Transaction is not subject to a financing contingency.

The CPEX Transaction Agreement contains certain termination rights for both CPEX, FCB Holdings and FCB Acquisition, and provides that, upon termination of the CPEX Transaction Agreement under specified circumstances, CPEX may be required to pay FCB Holdings and FCB Acquisition a termination fee of $1.9 million, including if it accepts a superior acquisition proposal.

Concurrently with the execution and delivery of the CPEX Transaction Agreement, FCB I LLC, a Delaware limited liability company and wholly-owned subsidiary of FCB Acquisition (the “Borrower”), and certain debt financing parties and The Bank of New York Mellon, as Agent, entered into a loan agreement (the “CPEX Loan Agreement”) pursuant to which such debt financing parties will provide debt financing (the “Debt Financing”) in the form of a $64 million secured term loan to the Borrower to effect the CPEX Transaction pursuant to the terms of the CPEX Loan Agreement. The term loan shall bear interest at “LIBOR” plus 16% per annum and will mature on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim expire. Testim is a brand name topical testosterone gel for which CPEX receives licensing royalties. The term loan contains customary events of default for loans of such nature. Borrower has paid a committal fee of approximately $0.6 million in 2011 in connection with the CPEX Loan Agreement.

Concurrently with the execution and delivery of the CPEX Transaction Agreement, Footstar Corp entered into a letter agreement with CPEX, FCB Holdings and FCB Acquisition pursuant to which Footstar Corp has agreed to provide $3 million in secured financing to and undertake other obligations on behalf of CPEX, FCB Holdings and FCB Acquisition (the “Footstar Commitment Letter”).  The Footstar Commitment Letter provides that Footstar Corp will provide such financing in the form of a bridge loan to be funded at or prior to the closing of the CPEX Transaction and which matures four business days following the closing. The loan is to bear interest at 20% per annum and provide for a fee of 3% of the principal amount (less accrued interest) payable to Footstar Corp, due upon repayment of the loan. The Footstar Commitment Letter provides that the loan shall contain customary events of default for loans of such nature. Under the terms of the Footstar Commitment Letter, the proceeds of the financing are to be used to (a) fund the payment of consideration payable pursuant to the CPEX Transaction Agreement and related purposes (including the payment of related fees and expenses) or (b) satisfy certain damages awarded to CPEX as a result of fraud or certain breaches by any of FCB Holdings or FCB Acquisition of any of the obligations of FCB Holdings and FCB Acquisition under the CPEX Transaction Agreement.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Concurrently with the execution and delivery of the CPEX Transaction Agreement, Black Horse Capital LP, a Delaware limited partnership, and Black Horse Capital Master Fund Ltd. (collectively, “Black Horse”), a Cayman Islands exempted company, entered into a letter agreement with CPEX, FCB Holdings and FCB Acquisition pursuant to which they have agreed to provide $10 million in secured financing to and undertake other obligations on behalf of CPEX, FCB Holdings and FCB Acquisition (the “Black Horse Commitment Letter”). The Black Horse Commitment Letter has substantially the same terms as the Footstar Commitment Letter.

Concurrently with the execution of the CPEX Transaction Agreement, FCB Holdings, Footstar Corp and the 19.5% Stockholder entered into a Stockholders’ Agreement, which provides certain provisions governing the control and operation of each of FCB Holdings and FCB Acquisition, Borrower and CPEX (as the surviving corporation of the CPEX Transaction), restrictions on the transfer of shares of FCB Holdings common stock and various other prohibitions.

Concurrently with the execution of the CPEX Transaction Agreement, certain directors and employees of CPEX entered into voting agreements with FCB Holdings and FCB Acquisition (collectively, the “Voting Agreements”), pursuant to which such individuals have agreed, among other things, to vote their respective shares of CPEX common stock for the adoption and approval of the CPEX Transaction Agreement and against any alternative proposal and against any action or agreement that would frustrate the purposes of, or prevent or delay the consummation of the transactions contemplated by the CPEX Transaction Agreement.