Form 10-K/A
period 2011-01-01
FOOTSTAR INC
filed 2011-05-02
CIK 1011308

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☒    No ☐

Number of shares outstanding of common stock, par value $.01 per share, as of April 26, 2011:  24,183,897.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” “Footstar” and the “Company” refer specifically to Footstar, Inc. and its subsidiaries.

Pursuant to General Instruction G.3 to Form 10-K, this Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of the Company for the fiscal year ended January 1, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011 (the “Original Report”).  This Amended Report amends the Original Report solely to incorporate information required by Part III, Items 10, 11, 12, 13 and 14.  As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amended Report.  Except as set forth in Part III and Part IV below, no other changes are made to the Original Report.  Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amended Report should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers

The information concerning the Company’s executive officers set forth in Part I, Item 1 under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Directors

Our Board of Directors (the “Board”) currently consists of three members divided into three classes with one director in each of the three classes.  Directors have been appointed on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively.  Currently, the term of Class I directors expired in 2010; and the term of Class II directors expires at our 2011 annual meeting; and the term of Class III directors expires at our 2012 annual meeting.  Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Jonathan M. Couchman, 42, Class III                                               Director Since 2006

Mr. Couchman was appointed Chief Financial Officer effective August 11, 2009. Mr. Couchman became President and Chief Executive Officer of Footstar effective January 1, 2009.  Prior to that, on December 9, 2008 Mr. Couchman was Chief Wind-Down Officer of the Company.  He was appointed Chairman of the Board of Footstar on February 7, 2006.  He is the Managing Member of Couchman Capital LLC, the general partner and investment manager of Couchman Investments LP and Couchman Partners LP, private investment partnerships established in 2001 and the investment manager of Couchman International Ltd., a private partnership established in 2001. He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.  Mr. Couchman’s extensive investment experience, as well as his work-out experience, gives him strong insight into the challenges and issues facing the Company.

Eugene I. Davis, 56, Class I                                                                Director Since 2006

Served as Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately-held consulting firm specializing in crisis and turn-around management and strategic advisory services for public and private business entities, since 1999. Prior to joining Pirinate Consulting, Mr. Davis was Chief Operating Officer of Total-Tel USA Communications, Inc., President of Emerson Radio Corp. and Chief Executive Officer of Sport Supply Group, Inc. Mr. Davis has served as director for numerous public and private companies across various industries. Mr. Davis has served as a Company director since March 2006 and currently serves on the boards of Atlas Air Worldwide Holdings, Inc., Dex One Corporation, GSI Group, Inc., Spectrum Brands, Inc. and U.S. Concrete, Inc. Mr. Davis is a director of the following companies but will not stand for re-election at the 2011 annual meeting of shareholders: Knology, Inc., Roomstore, Inc., SeraCare Life Sciences, Inc. and Spansion Inc. Mr. Davis is also a director of Trump Resorts Entertainment, Inc., whose common stock is registered under the Securities Exchange Act of 1934, as amended, but does not trade. Mr. Davis is currently on the boards of Ambassadors International, Inc., Global Power Equipment Group, Orchid Cellmark Inc., Rural/Metro Corp., Smurfit-Stone Container Corporation and YRC Worldwide, Inc. On April 1, 2011, Ambassadors International announced that it had entered into an agreement to sell the Windstar Cruises’ business and operations to Whippoorwill Associates, Inc., a private investment firm, through the chapter 11 legal process, after which Ambassadors International will no longer be a public company. On April 6, 2011, Orchid Cellmark announced that it has entered into a transaction pursuant to which it will be acquired by Laboratory Corporation of America Holdings. On March 28, 2011, Rural/Metro announced that it entered into a definitive agreement that provides for the acquisition of Rural/Metro by the private equity firm Warburg Pincus in a going-private transaction. Smurfit-Stone has announced a transaction to be acquired by Rock-Tenn Company. YRC Worldwide has announced that it has entered into a non-binding term sheet regarding a restructuring. Mr. Davis will no longer serve as a director of Orchid Cellmark, Rural/Metro, Smurfit-Stone or YRC Worldwide upon closing of those transactions or will resign by December 31, 2011 if the transactions have not closed by that time.

During the past five years, Mr. Davis has also been a director of American Commercial Lines Inc., Delta Airlines, Foamex International Inc., Granite Broadcasting Corporation, Ion Media Networks, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, PRG-Schultz International Inc., Silicon Graphics International, Terrastar Corp., Tipperary Corporation and Viskase, Inc. Mr. Davis brings to the Board experience with companies emerging from chapter 11 restructuring processes and also has significant experience as a director of public companies.

Mr. Davis holds a Bachelor of Arts from Columbia College, a Masters of International Affairs in International Law and Organization from the School of International Affairs of Columbia University and a Juris Doctorate from the Columbia University School of Law.

Director Qualifications. Mr. Davis has substantial public board experience and expertise in the corporate governance arena acquired through his service on a number of public company boards and as the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC. Mr. Davis is a well-seasoned businessman and brings to us significant executive experience in a variety of industries, including power and energy, telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, financial services, consumer products and services, import-export, mining and transportation and logistics. In addition, he has significant financial expertise.

Adam W. Finerman, 46, Class II                                                                Director Since 2006

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and more than 10% shareholders to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings.  Based solely on a review of these filings, the Company believes that all Section 16(a) filings were timely made in fiscal 2010.

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

Audit Committee

In order to provide flexibility in the winding down of the Company following its dissolution on May 5, 2009, the Company amended its bylaws on July 27, 2009 to make the establishment of a separate Audit Committee of the Board permissive. Therefore, subsequent to July 27, 2009, the entire Board of Directors served the function of the Audit Committee. The Board has determined that Mr. Davis qualifies as an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to Mr. Davis’s experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on Mr. Davis.

ITEM 11.	EXECUTIVE COMPENSATION

Jonathan Couchman

Mr. Couchman was appointed President and Chief Executive Officer of the Company on January 1, 2009. Mr. Couchman is currently employed by the Company on an “at will” basis. As of fiscal 2010 year end, Mr. Couchman did not have an employment agreement with the Company. Mr. Couchman is the Company’s sole executive officer.

 Mr. Couchman received a base salary of $41,667 per month during fiscal 2010. Mr. Couchman’s base salary was paid in cash through February 28, 2010. On March 15, 2010, the Company issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jonathan M. Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010.  The Company believes that compensating Mr. Couchman in the form of common stock in lieu of cash better aligns his interests with those of the Company. Commencing March 1, 2011, Mr. Couchman again began receiving a salary of $41,667 per month.

On March 15, 2010, Mr. Couchman was also awarded a stock option to purchase up to 2,500,000 shares of common stock at an exercise price of $0.40 per share.  On the date of the grant, the closing stock price of the Company’s stock was $0.23.  The stock option was fully vested at the time of the grant.  The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to our shareholders.  The Company believed that granting a stock option with an exercise price substantially above the market price per share at the time of the grant would further incentive Mr. Couchman to work to maximize stockholder value.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid during fiscal 2010 and 2009 to, or earned by, each of the named executive officers for fiscal 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	TOTAL ($)

Jonathan M. Couchman Chairman, Chief Executive Officer and President	2010	$596,155	$0	$200,000	$0	$796,155
	2009	$500,000	$0	$0	$416,824	$916,824
___________

(1)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with Black-Scholes option pricing model and FASB ASC Topic 718.

(2)	Mr. Couchman’s “All Other Compensation” amount for 2009 is $416,824, which consists entirely of liquidating cash distributions paid by the Company on an equal basis to all stockholders of record.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

The table below reflects all outstanding equity awards for named executive officers as of January 1, 2011.

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Jonathan M. Couchman	2,500,000	$0.40	March 14, 2020

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

On March 15, 2010, at the election of Messrs. Finerman and Davis, the Company issued shares of common stock having an aggregate fair value of $50,000 on the grant date, or 217,391 shares, to each of Adam Finerman and Eugene Davis, the Company’s non-employee directors, in lieu of cash compensation for their service as directors in 2010 to which they would otherwise be entitled.  The Company believes that compensating the non-employee directors in the form of common stock in lieu of cash better aligns the interests of the Company and the non-employee directors.

As of April 26, 2011, the Company paid $12,500 compensation to each of its non-employee directors.

Director Compensation Table

The table below summarizes the director compensation paid by the Company to non-employee directors for fiscal 2010.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Eugene I. Davis	$50,000	$-	$0	$50,000
Adam W. Finerman	$50,000	$-	$0	$50,000

__________________

(1)	Messrs. Finerman and Davis elected to receive their full retainer ($50,000) in 217,391 shares of stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the best of our knowledge, information as to the ownership of our common stock as of April 26, 2011 held by (1) each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our directors and named executive officers; and (3) all of our directors and executive officers as a group.  Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons, and includes options to purchase shares of our common stock exercisable within 60 days of April 26, 2011.  The percentage of shares owned is based on 24,183,897 shares outstanding as of April 26, 2011, and, if applicable, includes options to purchase shares of our common stock exercisable within 60 days of April 26, 2011.

	SHARES BENEFICIALLY OWNED (1)
NAME OF BENEFICIAL OWNER (2)	NUMBER		PERCENT
Jonathan M. Couchman	13,114,958	(3)	49.1%
Eugene I. Davis	278,394		1.2%
Adam W. Finerman	307,187		1.3%
All directors and executive officers as a group (three persons)	13,700,539	(3)	51.3%
______________

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes sole voting and investment power with respect to securities, and includes restricted or deferred shares. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days of April 26, 2011, have been exercised.

(2)	The business address of the directors and executive officers is Footstar, Inc., 933 MacArthur Boulevard, Mahwah, New Jersey 07430.

(3)
The amount shown includes 2,500,000 shares issuable pursuant to stock options with an exercise price of $0.40 per share which, as of April 26, 2011, were currently exercisable or would become exercisable within 60 days.

The information in the section entitled “Equity Compensation Plan Information” set forth in Part II, Item 5 hereof is incorporated into this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Company Policy and Procedure Regarding Transactions with Related Persons

The Board has determined the absence of any “related person transaction” since the beginning of fiscal 2009 involving any director, director nominee or executive officer of the Company, any known 5% stockholder of the Company or any immediate family member of any of the foregoing persons (together “related persons”).  A “related person transaction” generally means a transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year end for the last two completed fiscal years (determined without regard to the amount of profit or loss involved in the transaction) and in which a related person had or will have a direct or indirect material interest (as determined under SEC rules related to related person transactions).

Director Independence

The Company is not subject to the listing requirements of any securities exchange or Nasdaq because the Common Stock of the Company is quoted on the over-the-counter bulletin board.  However, the Board has adopted the independence criteria established by Nasdaq for determining director independence.  The Board has determined that of our current Board members each of Messrs. Davis and Finerman are independent as defined under the listing requirements of Nasdaq.  The Board does not have a separately standing Nominating, Compensation or Audit Committee at this time. Mr. Couchman is not considered independent under Nasdaq’s listing standards applicable to Audit Committee members.  In making its determinations regarding these directors, the Board assessed all of the information provided by each director in response to inquiries concerning his independence and concerning any business, family, employment, transactional, or other relationship or affiliation of such director with the Company.  A copy of the Company’s Director Independence Standards is available at the Corporate Governance section of the Company’s website at www.footstar.com.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

As previously disclosed, on August 16, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP (“EisnerAmper”) to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. The Company previously filed Form 8-K on August 19, 2010 acknowledging this change.

During the Company’s fiscal years ended January 2, 2010 and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of and for the year ended January 2, 2010 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended January 2, 2010 and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

The fees paid or payable for services rendered by EisnerAmper, our independent registered public accounting firm, for fiscal 2010 were as follows:

2010
Audit Fees (1)	$35,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$35,000
___________

(1)	Audit Fees were for professional services rendered for audits of the Company’s consolidated financial statements, consents and review of reports filed with the SEC.

The fees paid or payable for services rendered by Amper for fiscal 2009 and 2010 were as follows:

	2010	2009
Audit Fees (1)	$16,000	$122,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total fees	$16,000	$122,000
___________

(1)	Audit Fees were for professional services rendered for audits of the Company’s consolidated financial statements, consents and review of reports filed with the SEC.

All services performed by our independent registered public accounting firm in fiscal 2010 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform.  The policy also requires that requests or applications to provide services that require specific approval, in each of the specified categories, be presented to the Audit Committee for pre-approval together with a statement as to whether such request or application is consistent with application rules on auditor independence.  Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

Any services for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval.  Normally, pre-approval is considered at regularly scheduled meetings.  However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee where fees do not exceed $50,000.  The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.  Any proposed services exceeding the pre-approval fee levels require specific pre-approval by the Audit Committee.  During fiscal 2010, the Audit Committee approved each new engagement of EisnerAmper in advance.

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
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jonathan M. Couchman	President & Chief Executive
Jonathan M. Couchman	Officer, Chief Financial Officer & Principal Accounting Officer, and Director	May 2, 2011

/s/ Eugene I. Davis	Director
Eugene I. Davis		May 2, 2011

/s/ Adam W. Finerman	Director
Adam W. Finerman		May 2, 2011

INDEX TO EXHIBITS

Number		Description
10.22
Loan Agreement, dated as of January 3, 2011, by and among FCB I LLC, The Bank of New York Mellon, as Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Footstar Inc.’s Current Report on Form 8-K filed on April 6, 2011).

10.23
Bridge Loan Agreement, dated as of April 5, 2011, by and between FCB I Holdings Inc. and Footstar Corporation (incorporated by reference to Exhibit 10.2 to Footstar Inc.’s Current Report on Form 8-K filed on April 6, 2011).

10.24
Bridge Loan Agreement, dated as of April 5, 2011, by and among FCB I Holdings Inc., Black Horse Capital LP and Black Horse Capital Master Fund Ltd (incorporated by reference to Exhibit 10.3 to Footstar Inc.’s Current Report on Form 8-K filed on April 6, 2011).

31.1	*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
______________

*	Filed herewith