Form 10-Q
period 2011-04-02
FOOTSTAR INC
filed 2011-05-17
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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

Number of shares outstanding of common stock, par value $.01 per share, as of May 13, 2011:  24,183,897

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

EX-31.1
EX-31.2
EX-32.1

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Consolidated Condensed Statements of Net Assets in Liquidation April 2, 2011 and January 1, 2011 (Liquidation Basis) ($ in millions)

	April 2, 2011 (Unaudited)	January 1, 2011 *

Current assets:
Cash and cash equivalents	$7.9	$8.7
Prepaid expenses	1.5	1.6
Real Estate	6.2	6.2
Total current assets	15.6	16.5
Total assets	$15.6	$16.5

Current liabilities:
Accounts Payable and Accrued Expenses	3.2	4.2
Total current liabilities	3.2	4.2
Cash received from Non-controlling Interest	0.8	-
Other long term liabilities	1.6	2.5
Total liabilities	5.6	6.7
Net Assets in Liquidation	$10.0	$9.8

* Derived from audited financial information

See accompanying notes to unaudited condensed financial statements.

Consolidated Condensed Statement of Changes in Net Assets in Liquidation
For the Three Months Ended April 2, 2011
(Liquidation Basis – Unaudited)
($ in millions)

Three Months Ended April 2, 2011

Net Assets in liquidation January 1, 2011	$9.8
Other cash proceeds received	0.2
Net Assets in Liquidation - April 2, 2011	$10.0

See accompanying notes to unaudited condensed financial statements.

1.	Nature of Company

Footstar, Inc. (“Footstar”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is a holding company that is currently winding down pursuant to the Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan of Dissolution”), which was adopted by Footstar’s stockholders on May 5, 2009 (see also Note 10 – Subsequent Events).

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

See also Note 10 for a discussion of subsequent events that may impact the Company.

2.	Basis of Presentation

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the fiscal year ended January 1, 2011.  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.

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

The consolidated financial statements for the three months ended April 2, 2011 were prepared on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

Principles of Consolidation

Our consolidated financial statements include the accounts of all subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to shareholders. During the period January 2, 2011 to April 2, 2011, the company recorded cash proceeds of $0.2 million.

The Company may make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the Board of Directors, derived from consultation with management and outside experts, if the Board of Directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities as more fully discussed in Note 6, it may determine to transfer its remaining assets and liabilities to a liquidating trust. See also Note 10 for a discussion of subsequent events that may impact the Company, including the potential cessation and amount of any remaining liquidation distributions.

3.	Fair Value

FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  The Company uses the following methods for determining fair value in accordance with FASB ASC Topic 820.  For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1).  Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2).  For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Fair Value Measurements at April 2, 2011

(In millions) Description	Balance at April 2, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$6.1	$6.1	$-	$-
Money Market Funds	1.8	1.8	-	-
Mahwah Real Estate	6.2	-	-	6.2

Fair Value Measurements at January 1, 2011

(In millions) Description	Balance at January 1, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$3.4	$3.4	$-	$-
Money Market Funds	5.3	5.3	-	-
Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

4.           Mahwah Real Estate

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of April 2, 2011, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 1, 2011 to April 2, 2011.

5.           Income Taxes

As of April 2, 2011, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

6.           Commitments and Contingencies

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

In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores.  The lease expires effective February 1, 2014. The obligation under the sublease is $2.2 million as of the date of this report, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

7.           Special Cash Distribution

The aggregate amount of any remaining liquidation distribution to our shareholders is expected to be in the range of $.36 to $.41 per common share.  Included in this amount is approximately $1.5 million of costs and commitment fees incurred prior to closing of the transaction with CPEX discussed in Note 10. Additionally, in first quarter 2011, a subsidiary of the Company received $0.8 million for a 19.5% non-controlling interest in that subsidiary as further discussed in Note 10. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets;

3)	the ultimate proceeds from the sale of the Mahwah Real Estate; and

4)
the ultimate resolution and impact of the subsequent events discussed in Note 10 relating to the going-private transaction and transaction with CPEX, the costs, investments in, borrowing and implementation of which, other than $1.5 million discussed above, are not reflected in the above range.

As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates.

8.           Letters of Credit

In the past, we have entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”), with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, the Bank of America N.A. L/C Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.75 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and April 2, 2011, the remaining balance that is being held by the beneficiaries totals $1.5 million is recorded as Prepaid Expenses and included as a liability in Accrued Expenses.

9.           Stock Options

The Company records stock based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.  The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  A summary of option activity as of April 2, 2011 and changes during the three months ended April 2, 2011 is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 1, 2011	2,626,140	$2.12
Granted	-	-
Exercised	-	-
Forfeited	(63,500)	$(46.18)
Balance : April 2, 2011	2,562,640	$1.03
Options Exercisable: April 2, 2011	2,562,640	$1.03

On March 15, 2010, Mr. Couchman, Chief Executive Officer and Chief Financial Officer, was awarded a stock option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price of the Company’s stock price was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to the Company’s shareholders. The Company believed that granting a stock option with an exercise price substantially above the market price per share at the time of the grant would further incentive Mr. Couchman to work to maximize stockholder value.

10.         Subsequent Events

Going Private Transaction

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX Pharmaceuticals, Inc. (“CPEX Pharmaceuticals”), an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. CPEX Pharmaceuticals’ major source of revenue is a royalty stream under a licensing agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) pursuant to which CPEX Pharmaceuticals licenses its CPE-215 with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. Testim is a gel for testosterone replacement therapy, which is a formulation of CPEX Pharmaceuticals’ technology with testosterone. Auxilium is currently marketing Testim in the United States, Europe and other countries. Substantially all of CPEX Pharmaceuticals’ revenue is derived from royalties on Testim sales. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX Pharmaceuticals pursuant to which CPEX Pharmaceuticals would become a majority-owned indirect subsidiary of Footstar (the “CPEX Transaction”).

On January 3, 2011, CPEX Pharmaceuticals, FCB I Holdings Inc., a Delaware corporation (“FCB Holdings”), and FCB I Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FCB Holdings (“FCB Acquisition”), entered into an Agreement and Plan of Merger (the “CPEX Transaction Agreement”).

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX Pharmaceuticals, with CPEX Pharmaceuticals surviving as a wholly owned subsidiary of FCB Holdings and a majority-owned indirect subsidiary of Footstar.

FCB Acquisition is a wholly owned subsidiary of FCB Holdings, which is owned 80.5% by Footstar Corporation, a Texas corporation (“Footstar Corp”), and 19.5% by an unaffiliated investment holding company (the “19.5% Stockholder”). Footstar Corp is a wholly owned subsidiary of Footstar. In exchange for their respective 80.5% and 19.5% ownership of FCB Holdings, Footstar Corp and the 19.5% Stockholder provided approximately $3.2 million and approximately $0.8 million, respectively, in equity financing to fund the CPEX Transaction.

For more information on the CPEX Transaction, see the section entitled “–Transaction with CPEX,” below.

In light of the CPEX Transaction, Footstar has determined it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution, terminate its registration under the Exchange Act of 1934, as amended (the “Exchange Act”), and become a non-public company in a “going private” transaction. By going private, Footstar will reduce its costs of compliance with the federal securities laws and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Accordingly, on February 14, 2011, Footstar and Footstar Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Footstar (“Acquisition”), entered into the Agreement and Plan of Merger (the “Partial Cash-Out Merger Agreement”).  Upon consummation of the merger contemplated by the Partial Cash-Out Merger Agreement (the “Partial Cash-Out Merger”) the number of our stockholders of record would be reduced below 300, as required for the elimination of our periodic reporting obligations under the federal securities laws.

Subject to the approval of stockholders, under the Partial Cash-Out Merger Agreement, Acquisition will merge with and into Footstar, with Footstar to remain as the surviving corporation.  Under the terms of the Partial Cash-Out Merger Agreement, if the Partial Cash-Out Merger is completed, Footstar stockholders owning fewer than 500 shares of our common stock in record form in any discrete account as of the effective time of the Partial Cash-Out Merger will receive a cash payment of $0.95 per share, without interest, and Footstar stockholders owning 500 or more shares of our common stock in record form in any discrete account as of the effective time of the Partial Cash-Out Merger will continue to hold their shares.

In approving the Partial Cash-Out Merger Agreement, the Board of Directors determined that the Partial Cash-Out Merger is in the best interest of all Footstar stockholders, including its unaffiliated stockholders and that the cash-out price of $0.95 is fair to and in the best interest of our unaffiliated stockholders (including both cashed-out and continuing stockholders). The $0.95 per share cash out price is based on the trailing average of the closing price of the common stock for the 20 trading days prior to February 14, 2011, the date of determination of the price, plus a premium of 5% over such average closing price.

As a result of the Partial Cash-Out Merger, we expect that only approximately 0.5% of our stockholders will be cashed out and no longer be Footstar stockholders.

In order to consummate the Partial Cash-Out Merger, Footstar must first revoke the Plan of Dissolution, which is subject to the approval of stockholders.

On May 16, 2011, Footstar filed definitive proxy materials in connection with a special meeting of Footstar stockholders in order to approve the Partial Cash-Out Merger and approve a proposal to revoke the Plan of Dissolution. The proposal to revoke the Plan of Dissolution will, if approved by stockholders, authorize Footstar to file a certificate of revocation of dissolution with the Secretary of State of the State of Delaware which, at the effective time thereof, cause the revocation of the Plan of Dissolution.

If the proposal to revoke the Plan of Dissolution and/or the proposal to approve the Partial Cash-Out Merger is not approved at the special meeting, it is expected that the current management of Footstar, under the direction of the Board of Directors, will recommence dissolving Footstar in accordance with the Plan of Dissolution. In addition, if the proposal to revoke the Plan of Dissolution is not approved, Footstar is considering, among other things, taking the actions necessary to spin-off the common stock of Footstar Corp, its wholly-owned subsidiary, as a special dividend or other distribution to Footstar stockholders so that Footstar stockholders can continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved.

Should the shareholders approve the proposal to revoke the Plan of Dissolution, the Company will no longer follow the liquidation basis of accounting but rather change its method of accounting back to the going concern basis of accounting. This will have an impact of reducing certain accrued expenses, among other changes.

Transaction with CPEX

On January 3, 2011, CPEX, FCB Holdings and FCB Acquisition entered into the CPEX Transaction Agreement. On April 5, 2011, Footstar completed the acquisition of CPEX Pharmaceuticals pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, CPEX Pharmaceuticals became a majority-owned indirect subsidiary of Footstar.

Pursuant to the CPEX Transaction, CPEX Pharmaceuticals common stock that was outstanding immediately prior to the effective time of the CPEX Transaction, other than shares held by stockholders who properly exercised their appraisal rights and shares owned by CPEX Pharmaceuticals as treasury stock, was automatically cancelled and converted into the right to receive $27.25 in cash, without interest and less any applicable withholding taxes.

The acquisition of CPEX Pharmaceuticals will be accounted for as a purchase under FASB ASC Topic 805. The estimated purchase price of approximately $79 million (which includes cash paid and liabilities assumed) will be allocated to the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable assets acquired and liabilities assumed will be allocated to Intangible Assets.

On April 5, 2011, in connection with the CPEX Transaction, FCB I LLC (“Borrower”), a wholly owned subsidiary of FCB Acquisition which became a wholly owned subsidiary of CPEX Pharmaceuticals (together with its subsidiaries, “CPEX”) upon FCB Acquisition’s merger with and into CPEX Pharmaceuticals, borrowed approximately $64 million under that certain Loan Agreement dated as of January 3, 2011 (the “Term Loan Agreement”), by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim, a topical testosterone gel, expire, and contains customary events of default for loans of such nature.

On April 5, 2011, in connection with the CPEX Transaction, Footstar Corp made a $3 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 5, 2011 (the “Footstar Loan Agreement”), by and between FCB Holdings and Footstar Corp.  The loan bore interest at 20% per annum and provided for a fee of 3% of the principal amount (less accrued interest) payable to Footstar, which was due upon repayment of the loan. The bridge loan matured on April 9, 2011, and was repaid on April 5, 2011.

On April 5, 2011, in connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 5, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings.  The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Footstar Loan Agreement, and was repaid on April 5, 2011.

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

•	The future implications of the consummation of the CPEX Transaction on April 5, 2011.

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

Liquidity and Capital Resources

The Company has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At April 2, 2011, we had cash and cash equivalents of approximately $7.9 million.

Factors that could affect our short and long term liquidity include, among other things, the consummation of the CPEX Transaction on April 5, 2011, the potential completion of the Partial Cash-Out Merger, the approval of the proposal to revoke the Plan of Dissolution, the payment of any further dividends or distributions, our ability to market our Mahwah Real Estate on acceptable terms, and managing costs associated with the management, liquidation and dissolution of the Company.

Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least the next twelve months.

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions, At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at April 2, 2011. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our shareholders could receive less than we currently estimate.

Letters of Credit

In the past, we have entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”), with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, the Bank of America N.A. L/C Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.75 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and April 2, 2011, the remaining balance that is being held by the beneficiaries totals $1.5 million is recorded as Prepaid Expenses and included as a liability in Accrued Expenses.

Subsequent to the period covered by this Quarterly Report on Form 10-Q, in connection with the CPEX Transaction, FCB I LLC, an indirect majority-owned subsidiary of the Company, borrowed approximately $64 million pursuant to the Term Loan Agreement. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim expire, and contains customary events of default for loans of such nature. In addition, FCB Holdings, which is 80.5% owned by Footstar Corp, a wholly-owned subsidiary of the Company, borrowed $13 million pursuant to two bridge loan agreements, which amounts were repaid on or prior to April 9, 2011 the maturity date for such loans. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of the loans and other subsequent events.

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

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 1, 2011 (the “2010 Annual Report”) are those that depend most heavily on these judgments and estimates.  As of April 2, 2011, there have been no material changes to any of the critical accounting estimates contained in the 2010 Annual Report.

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of April 2, 2011, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 1, 2011 to April 2, 2011.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.                      OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Upsher-Smith Litigation

In October 2008, CPEX and Auxilium Pharmaceuticals, Inc. (“Auxilium”) received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim does not infringe CPEX’s patent, U.S. Patent No. 7,320,968 (“the ’968 Patent”). The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ’968 Patent, is presumed valid. As of March 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar. Any final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of thirty months from the date of CPEX’s receipt of the paragraph IV certification (April 2011) or an adverse decision in CPEX’s patent infringement lawsuit.

CPEX has filed continuation and divisional applications with the USPTO relating to the ’968 Patent. Six patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; and 7,608,610, issued from these applications, and may provide CPEX with further market protection. Each of these six patents has been listed in the Orange Book with respect to Testim®.

CPEX is committed to protecting these intellectual property rights and will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ’968 Patent covering Testim®, sales of Testim® and the royalties relating to Testim® sales will be materially reduced.

Other Litigation Matters

On April 5, 2011, Merlin Partners LP (“Merlin”) filed a Petition for Appraisal of Stock (the “Petition”) in the Court of Chancery of the State of Delaware against CPEX in connection with the CPEX Transaction.  According to the Petition, Merlin was the beneficial owner of 26,615 shares of CPEX common stock on the date the CPEX Transaction was consummated and demanded and continues to demand appraisal of the fair value of 26,615 shares pursuant to Delaware law. Merlin demands fair value for its shares, interest from April 5, 2011, costs, including attorney's fees, and other appropriate relief.

The information set forth under the caption “Litigation Matters” in Note 6 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.  Risk Factors.

There are many factors that our shareholders should consider when deciding whether to invest in our common stock. Such factors include the risk factors set out in our publicly filed reports, including our 2010 Annual Report, which report is incorporated herein by reference, as well as the factors set forth below. You should also carefully consider the risks and uncertainties relating to the business of CPEX Pharmaceuticals, our majority-owned indirect subsidiary. CPEX’s major source of revenue is a royalty stream under a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215 with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. Testim is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim in the United States, Europe and other countries. Substantially all of CPEX’s revenue is derived from royalties on Testim sales. The risks described below are not the only risks faced by CPEX. Additional risks may also impair the business operations of CPEX, including risks resulting from the consummation of the CPEX Transaction.

Risks Related to the Business of the Company.

Our Company changed upon the consummation of the CPEX Transaction, and may change if the Partial Cash-Out Merger is approved and/or the Plan of Dissolution is revoked.

As described above, the CPEX Transaction closed in the second quarter of 2011. The closing of the CPEX Transaction will have a significant effect on the financial performance of the Company. If the Partial Cash-Out Merger is approved and/or the Plan of Dissolution is revoked, these events would likely have a significant effect on the operation, accounting methodology and governance of the Company. These changes would affect the Company’s performance in the future and, in particular, if the Plan of Dissolution is revoked, permit the Company’s continued existence.

Risks Related to the Business of CPEX

CPEX has substantial indebtedness and is highly leveraged.

In connection with the CPEX Transaction, Borrower, which became a wholly owned subsidiary of CPEX Pharmaceuticals as a result of the CPEX Transaction, borrowed approximately $64 million under the Term Loan Agreement in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim expire, and contains customary events of default for loans of such nature. A substantial portion of future cash flow, if any, will be dedicated to the payment of principal and interest on Borrower’s indebtedness, and may not be sufficient to fund CPEX’s projected cash needs. CPEX may not be able to access additional sources of financing, if needed, on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of financing to fund the repayment of its debt could adversely affect CPEX’s financial condition and ability to make payments on its debt. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of the term loan.

Substantially all of CPEX’s revenues to date have been generated from royalties on Auxilium’s sales of Testim, which may be subject to generic competition in the future. Should the sales of Testim decline, CPEX may be required to limit, scale back or cease operations.

Substantially all of CPEX’s revenues have been derived through royalty income from the only commercialized product utilizing CPEX’s CPE-215 technology, Testim®, which is sold by Auxilium. Testim® royalties totaled $23.3 million and $18.6 million in the years ended December 31, 2010 and 2009, respectively. The only expenses regarding Testim® that CPEX has incurred during this period are patent maintenance costs, which have not been material. Though CPEX believes that Auxilium intends to continue commercialization of Testim, sales of this product are subject to the following risks, among others:

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim or may garner a greater share of the market;

•	growth of competitors in the androgen market where Testim® competes; and

•	commercialization priorities of Auxilium.

In October 2008, CPEX and Auxilium received notice that Upsher-Smith filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its proposed testosterone gel product does not infringe CPEX’s patent covering Testim®, the ’968 Patent. The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of the product for which the ANDA was submitted. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. CPEX and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the ’968 Patent. A patent issued by the U.S. Patent and Trademark Office, such as the ’968 Patent, is presumed valid. As of March 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar. Any final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in the patent infringement lawsuit. Should Testim® sales be adversely impacted by any of the above risks, CPEX’s revenues will be reduced, which may force CPEX to delay its current plans to develop other product candidates.

In addition, Testim royalty income is dependent upon CPEX’s ability to maintain its intellectual property claims for its CPE-215 technology that is used in the Testim product. Should CPEX be unable to maintain its intellectual property position with regards to CPE-215, royalty income would be impaired.

If CPEX is unable to meet its responsibilities under any of its agreements, it may lose potential business and be subject to penalties and other damages.

CPEX has a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215 with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. This royalty stream is CPEX’s major source of current revenue. If CPEX does not maintain adequate patent protection for Testim, the royalty rate due to CPEX would be reduced to 2%. To date CPEX has not experienced a reduction in the royalty rate due to loss of patent protection and CPEX recently obtained patents that cover the application of testosterone with CPE-215 in the U.S. and in foreign countries that continue through 2023.

Disputes may arise with respect to certain of CPEX’s development agreements regarding the development and commercialization of products, which incorporate its intellectual property. These disputes could lead to delays in commercialization of products incorporating CPEX’s technologies or termination of the agreements.

If CPEX’s existing patents do not afford adequate protection to it, CPEX’s competitors may be able to develop competing products.

The basic patent disclosing and claiming CPE-215 technology expired in the U.S. in June 2008 and most foreign markets in 2006. The patent also expired in Canada in 2010. CPEX has filed applications in many countries that cover the application of testosterone with CPE-215. Patents for the application of testosterone with CPE-215 have been issued to CPEX in various countries, including the U.S., Canada and Europe that continue through 2023. As such, CPEX does not anticipate a significant impact from the expiration of the basic CPE-215 patent on the current Testim royalty rates due to CPEX or on CPEX’s plan of operation or future business plans. CPEX also has pending applications for other applications involving CPE-215 technology. If CPEX’s pending applications covering various applications involving CPE-215 technology are not issued as patents or if CPEX’s patents do not afford adequate protection to CPEX or its licensees, its competitors may be able to use information from CPEX’s expired and soon to expire patents to develop, manufacture and market products that compete with CPEX’s products, as well as other products using CPE-215 that CPEX otherwise might have developed.

CPEX’s patent positions and intended proprietary or similar protections are uncertain.

CPEX has filed a number of patent applications and have been granted licenses to, or have acquired, a number of patents. CPEX cannot be assured, however, that any of its issued or licensed patents will afford adequate protection to CPEX or its licensees. Furthermore, enforcing a claim that another person is infringing one or more of CPEX’s patents is expensive and time consuming, and the outcome is unpredictable. CPEX cannot determine the ultimate scope and validity of patents that are now owned by or may be granted to third parties, the extent to which CPEX may wish, or be required, to acquire rights under such patents or the cost or availability of such rights. In the event that patent protection for technologies expire, or are not extended, revenues derived from such technologies may be reduced significantly.

Competitors may interfere with CPEX’s patent process in a variety of ways. Competitors may claim that they invented the claimed invention prior to CPEX. Competitors also may claim that CPEX is infringing their patents, interfering with or preventing the use of their technologies. Competitors also may contest CPEX’s patents by showing the patent examiner that the invention was not original, was not novel or was obvious. A competitor could claim that CPEX’s issued patents are not valid for a variety of other reasons as well.

CPEX also relies on trade secrets, unpatented proprietary technologies and continuing technological innovations in the development and commercialization of its products. CPEX cannot be assured that others will not independently develop the same or similar technologies or obtain access to its proprietary technologies. It is unclear whether CPEX’s trade secrets will be protected under law. While CPEX uses reasonable efforts to protect its trade secrets, its employees or consultants may unintentionally or willfully disclose its information to competitors. CPEX’s employees and consultants with access to its proprietary information have entered into or are subject to confidentiality arrangements with it and have agreed to disclose and assign to it any ideas, developments, discoveries and inventions that arise from their activities for it. CPEX cannot be assured, however, that others may not acquire or independently develop similar technologies or, if effective patents in applicable countries are not issued with respect to CPEX’s products or technologies, that it will be able to maintain information pertinent to such research as proprietary technologies or trade secrets. Enforcing a claim that another person has illegally obtained and is using CPEX’s trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, CPEX may be subject to the jurisdiction of courts outside the U.S., some of which may be less willing to protect trade secrets.

CPEX’s growth depends on identifying drugs suitable for its drug delivery technology.

CPEX believes that its growth depends on the identification of pharmaceutical products that are suitable for delivery using its proprietary technologies. CPEX’s principal drug delivery technology is its CPE-215 technology. This technology, like certain other drug delivery technologies, operates to increase the amount and rate of absorption of certain drugs across biological membranes. This technology does not operate independently and must be coupled with suitable pharmaceutical products in order to provide value. Consequently, CPEX’s growth will depend to a great extent on identifying and commercializing these suitable drugs with respect to which it intends to expend significant resources and efforts. Identifying suitable products is a lengthy and complex process that may not succeed. Even if identified, products may not be available to CPEX or CPEX may otherwise be unable to enter into licenses or other agreements for their use. In CPEX’s efforts to identify suitable products, it competes with other drug delivery companies with greater research and development, financial, marketing and sales resources. If CPEX does not effectively identify drugs to be used with its technologies, improve the delivery of drugs with CPEX’s technologies and bring the improved drugs to commercial success, then it may not be able to continue its growth and will be adversely affected.

Products using CPEX technology that are in development may not achieve commercial success.

In conjunction with strategic partners, CPEX is investigating the use of its technology with respect to pharmaceutical compounds and products that are in various stages of development. CPEX is unable to predict whether any of its products will receive regulatory approvals or be successfully developed, manufactured or commercialized. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time periods before commercialization of any of these products are long and uncertain. Risks during development include the possibility that:

•	any or all of the proposed products will be found to be ineffective;

•	the proposed products will have adverse side effects or will otherwise fail to receive necessary regulatory approvals;

•	the proposed products may be effective but uneconomical to market; or

•	other pharmaceutical companies may market equivalent or superior products.

If medical doctors do not prescribe CPEX’s products or the medical profession does not accept CPEX’s products, its ability to maintain its revenues will be limited.

CPEX’s business is dependent on market acceptance of its products by physicians, hospitals, pharmacists, patients and the medical community. Willingness to prescribe CPEX’s products depends on many factors, including:

•	perceived efficacy of its products;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of marketing strategy and the pricing of products;

•	publicity concerning CPEX’s products or competing products; and

•	ability to obtain third-party coverage or reimbursement.

Even though regulatory approval has been received for Testim, and even if any other product candidates developed by CPEX or incorporating its drug delivery technology receive regulatory approval, physicians may not prescribe these products if they are not promoted effectively. Factors that could affect success in marketing any such products include:

•	the effectiveness of the sales force for the product;

•	the effectiveness of the production, distribution and marketing capabilities for the product;

•	the success of competing products; and

•	the availability and extent of reimbursement from third-party payors.

CPEX will rely on strategic partners to conduct clinical trials and commercialize products that use its drug delivery technology.

In light of CPEX’s limited development resources and the significant time, expense, expertise and infrastructure necessary to bring new drugs and formulations from inception to market, CPEX is particularly dependent on resources from third parties to commercialize products incorporating its technologies. CPEX’s strategy involves forming alliances with others who will develop, manufacture, market and sell its products in the United States and other countries. CPEX may not be successful in finding other strategic partners or in otherwise obtaining financing, in which case the development of its products would be delayed or curtailed.

CPEX must enter into agreements with strategic partners to conduct clinical trials, manufacturing, marketing and sales necessary to commercialize product candidates. In addition, CPEX’s ability to apply its drug delivery technologies to any proprietary drugs will depend on its ability to establish and maintain strategic partnerships or other collaborative arrangements with the holders of proprietary rights to such drugs. Arrangements with strategic partners may be established through a single comprehensive agreement or may evolve over time through a series of discrete agreements, such as letters of intent, research agreements and license agreements. CPEX cannot be assured that it will be able to establish such strategic partnerships or collaborative arrangements on favorable terms or at all or that any agreement entered into with a strategic partner will lead to further agreements or ultimately result in commercialization of a product.

In collaborative arrangements, CPEX will depend on the efforts of its strategic partners and will have limited participation in the development, manufacture, marketing and commercialization of the products subject to the collaboration. CPEX cannot be assured that these strategic partnerships or collaborative arrangements will be successful, nor can CPEX be assured that strategic partners or collaborators will not pursue alternative technologies or develop alternative products on their own or with others, including its competitors. In addition, CPEX’s collaborators or contract manufacturers will be subject to regulatory oversight which could delay or prohibit its development and commercialization efforts. Moreover, CPEX could have disputes with its existing or future strategic partners or collaborators. Any such disagreements could lead to delays in the research, development or commercialization of potential products or could result in time-consuming and expensive litigation or arbitration.

An interruption in the sourcing and availability of the active ingredient used in CPEX’s CPE-215 technology could cause CPEX’s product development and commercialization to slow or stop.

CPEX does not own or operate manufacturing facilities for clinical or commercial production of its product candidates. CPEX lacks the resources and the capability to manufacture any of its product candidates on a clinical or commercial scale. CPEX also lacks the resources to manufacture the excipient CPE-215, which is the major component of its CPE-215 technology. CPEX’s technology is dependent upon obtaining pharmaceutical grade CPE-215 which is available from at least two major industrial manufacturers. If a third party supplier is unable to provide CPEX with required quantities of pharmaceutical grade CPE-215 on commercially favorable terms, CPEX may be unable to continue its product development or commercialization activity.

If any of CPEX’s product candidates for which it receive regulatory approval do not achieve broad market acceptance, the revenues that CPEX generates from their sales will be limited.

The commercial success of CPEX’s product candidates for which CPEX obtains marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of CPEX’s approved products will depend on a number of factors, including:

•	limitations or warnings contained in a product’s FDA-approved labeling;

•
changes in the standard of care for the targeted indications for either of CPEX’s product candidates could reduce the marketing impact of any superiority claims that CPEX could make following FDA approval;

•	limitations inherent in the approved indication for either of CPEX’s product candidates compared to more commonly-understood or addressed conditions; and

•	potential advantages over, and availability of, alternative treatments, including, in the case of Nasulin, a number of products already used to treat diabetes.

CPEX’s ability to effectively promote and sell its product candidates will also depend on pricing and cost effectiveness, including its ability to produce a product at a competitive price and its ability to obtain sufficient third-party coverage or reimbursement. CPEX will also need to demonstrate acceptable evidence of safety and efficacy as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with CPEX product candidates. If CPEX product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, CPEX may not generate sufficient revenue from these products, and CPEX may not become or remain profitable. In addition, CPEX’s efforts to educate the medical community and third-party payors on the benefits of its product candidates may require significant resources and may never be successful.

Pharmaceutical pricing, changes in third-party reimbursement and governmental mandates are uncertain and may adversely affect CPEX.

Successful commercialization of many of CPEX’s products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party healthcare payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for any of CPEX’s products at all or for the duration of the recommended treatment with a drug, which could materially adversely affect CPEX’s ability to commercialize that drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing. Some governmental agencies can compel companies to continue to produce products that are not profitable for the company due to insufficient supply. In the U.S., there have been a number of federal and state proposals to implement similar government controls. CPEX anticipates that there will continue to be a number of proposals in the U.S., as has been the case in many foreign markets. The announcement or adoption of such proposals could adversely affect CPEX. Further, CPEX’s ability to commercialize its products may be adversely affected to the extent that such proposals materially adversely affect the business, financial condition and profitability of companies that are prospective strategic partners.

The cost of healthcare in the U.S. and elsewhere continues to be a subject of investigation and action by various governmental agencies. Certain resulting legislative proposals may adversely affect CPEX. For example, governmental actions to further reduce or eliminate reimbursement for drugs may directly diminish CPEX’s markets. In addition, legislative safety and efficacy measures may be invoked that lengthen and increase the costs of drug approval processes. Further, social, economic and other broad policy legislation may induce unpredictable changes in the healthcare environment. If any of these measures are enacted in some form, they may have a material adverse effect on CPEX’s results of operations.

Any of CPEX’s products candidates may fail or be delayed in clinical trials.

Any human pharmaceutical product developed by CPEX or a collaboration partner of CPEX’s would require clearance by the FDA for sales in the United States and by comparable regulatory agencies for sales in other countries. The process of conducting clinical trials and obtaining FDA and other regulatory approvals is expensive, takes several years and cannot be assured of success. In order to obtain FDA approval of any new product candidates using CPEX’s technologies, a New Drug Application (“NDA”) must be submitted to the FDA demonstrating that the product candidate, based on preclinical research, animal studies and human clinical trials, is safe for humans and effective for its intended use. Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials designed to permit application for regulatory approval. CPEX’s product candidates may suffer significant setbacks in clinical trials, even in cases where earlier clinical trials show promising results. Any of CPEX’s new product candidates may produce undesirable side effects in humans that could cause CPEX or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. CPEX or its collaboration partners, the FDA or other regulatory authorities, may suspend CPEX’s clinical trials at any time if it or they believe the trial participants face unacceptable health risks or if they find deficiencies in any of the regulatory submissions for the product candidate. Other factors that can cause delay or terminate clinical trials include:

•	slow or insufficient patient enrollment;

•	slow recruitment and completion of necessary institutional approvals at clinical sites;

•	longer treatment time required to demonstrate efficacy;

•	lack of sufficient supplies of the product candidate;

•	adverse medical reactions or side effects in treated patients;

•	lack of effectiveness of the product candidate being tested;

•	regulatory requests for additional clinical trials; and

•	instability of the pharmaceutical formulations.

A delay or termination of any of CPEX’s clinical trials may have a material adverse effect on CPEX’s results of operations.

CPEX relies on third parties to conduct any clinical trials for its product candidates and plans to rely on third parties to conduct any future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, CPEX may be unable to obtain regulatory approval for or commercialize its current and future product candidates.

CPEX does not have the ability to conduct clinical trials for any of its product candidates. It relies on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all of its clinical trials for its product candidates. Although CPEX relies on these third parties to conduct its clinical trials, it is responsible for ensuring that each of its clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other non-U.S. regulatory authorities require CPEX to comply with regulations and standards, commonly referred to as Good Clinical Practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. CPEX’s reliance on third parties does not relieve CPEX of these responsibilities and requirements. If the third parties do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, CPEX may need to enter into new arrangements with alternative third parties and CPEX’s clinical trials may be extended, delayed or terminated. In addition, failure by such third parties to perform their obligations in compliance with GCPs may cause CPEX clinical trials to fail to meet regulatory requirements, which may require CPEX to repeat clinical trials.

Regulatory approvals must be obtained and maintained for products incorporating CPEX’s technology and, if approvals are delayed or withdrawn, commercialization of these products must be suspended or abandoned.

Government regulations in the United States and other countries have a significant impact on CPEX’s business and affect the research, development and marketing of products incorporating its technology. In the United States and other countries, governmental agencies have the authority to regulate the distribution, manufacture and sale of drugs. Failure to obtain or experiencing a delay in obtaining regulatory approval for CPEX’s products could result in reduction of CPEX’s expected revenues. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and/or criminal prosecution. In addition, governmental regulations may be established that could prevent, delay, modify or rescind regulatory approval of CPEX’s products.

If CPEX cannot keep pace with rapid technological change and meet the intense competition in CPEX’s industry, it may not succeed.

CPEX’s success depends, in part, on achieving and maintaining a competitive position in the development of products and technologies in a rapidly evolving industry. If CPEX is unable to continue to develop and/or acquire competitive products and technologies, its current and potential strategic partners may choose to adopt the drug delivery technologies of CPEX’s competitors. CPEX also competes generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than CPEX does and represent significant competition for CPEX. CPEX’s competitors may succeed in developing competing technologies or obtaining governmental approval for products before CPEX achieves success, if at all. The products of CPEX’s competitors may gain market acceptance more rapidly than CPEX’s products. Developments by competitors may render CPEX’s existing or proposed products noncompetitive or obsolete.

The competitive position of CPEX’s drug delivery technologies is subject to the possible development by others of superior technologies. Other drug delivery technologies, including oral and injection methods, have wide acceptance, notwithstanding certain drawbacks, and are the subject of improvement efforts by other entities having greater resources. In addition, CPEX’s drug delivery technologies are limited by the number and commercial magnitude of drugs with which they can successfully be combined.

CPEX may incur substantial liabilities and may be required to limit commercialization of its products in response to product liability claims.

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. CPEX may be held liable to the extent that there are any adverse reactions from the use of its products. CPEX’s products involve new methods of delivery for drugs, some of which may require precautions to prevent unintended use, especially since they are designed for patients’ self-use rather than being administered by medical professionals. The FDA may require CPEX to develop a comprehensive risk management program for its products. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against CPEX or the Company. If CPEX or the Company cannot successfully defend themselves against product liability claims, they may incur substantial liabilities, lose market share or be required to limit commercialization of CPEX’s products.

Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	decreased demand for CPEX product candidates;

•	impairment of CPEX business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize CPEX product candidates.

CPEX’s inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products CPEX develops alone or with corporate collaborators. CPEX maintains $10.0 million in product liability and clinical trials insurance in the U.S. at an approximate cost of $70,000 per policy year. While management believes this insurance is reasonable for conducting clinical trials, CPEX cannot be assured that any of this coverage will be adequate to protect it in the event of a claim. CPEX, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if CPEX’s agreements with any future corporate collaborators entitle CPEX to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

The discovery of any new side effects or negative efficacy findings for CPEX’s products could significantly harm CPEX’s business.

While the safety of CPEX’s products has been, is being, and will be extensively studied in clinical trials there can be no assurance that new or more serious side effects or negative efficacy findings may not be discovered based on long term safety and efficacy studies or required reporting of adverse events regarding any of CPEX’s products after each such product has been marketed, any of which could severely harm CPEX’s business and result in one or more of the following regulatory events:

•	a voluntary or involuntary recall or market withdrawal of the applicable product;

•	labeling changes such as restriction on intended uses, additional contraindications, warnings, precautions, or adverse reactions that would limit the applicable product’s market potential;

•	a “boxed” warning on the label;

•	imposition of post-marketing surveillance studies or risk management programs;

•	distribution restrictions; and

•	adverse publicity.

In addition, one or more of the above factors would also have the potential to negatively impact regulatory registrations for the applicable product in other countries.

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

Footstar, Inc.

Date: May 17, 2011	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer