Form 10-Q
period 2011-07-02
FOOTSTAR INC
filed 2011-08-17
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

Number of shares outstanding of common stock, par value $.01 per share, as of August 15, 2011: 24,214,845

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

EX-31.1
EX-31.2
EX-32.1

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Consolidated Condensed Statements of Net Assets in Liquidation
 July 2, 2011 and January 1, 2011
(Liquidation Basis)
($ in millions)

	July 2, 2011 (Unaudited)	January 1, 2011 *

Assets:
Cash and cash equivalents	$4.4	$8.7
Prepaid expenses	1.5	1.6
Real Estate	6.2	6.2
Investment in FCB Holdings	2.9	-
Receivable from FCB Holdings	0.6	-
Total assets	15.6	16.5

Liabilities:
Accounts Payable and Accrued Expenses	3.1	4.2
Other liabilities	1.2	2.5
Total liabilities	4.3	6.7
Net Assets in Liquidation	$11.3	$9.8

* Derived from audited financial information

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Condensed Statement of Changes in Net Assets in Liquidation
For the Six Months Ended July 2, 2011
(Liquidation Basis – Unaudited)
($ in millions)

Six Months Ended July 2, 2011

Net Assets in liquidation January 1, 2011	$9.8
Other cash proceeds received	0.2
Net Assets in Liquidation – April 2, 2011	10.0
Decrease in estimated value of FCB Holdings	(0.3)
Increase in receivable from FCB Holdings	0.6
Bridge loan to FCB Holdings	(3.0)
Repayment of bridge loan from FCB Holdings	3.0
Other cash proceeds received	0.3
Changes in liquidation accruals	0.7
Net Assets in Liquidation – July 2, 2011	$11.3

See accompanying notes to unaudited condensed financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

1.	Nature of Company

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

In May 2008, the Board of Directors determined that it was in the best interests of Footstar and its stockholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of Footstar’s other remaining assets, including its owned property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”). Under the terms of the Kmart Agreement, Kmart was required to purchase from Footstar all of the remaining inventory in the Kmart footwear departments at values set forth in the Kmart Agreement. The process of selling the inventory to Kmart commenced immediately after the expiration of the Kmart Agreement on December 31, 2008. During 2009, Footstar received approximately $55.3 million related to the liquidation sale of the inventory from Kmart in full satisfaction of all of Kmart’s obligations. Following the sale of the inventory to Kmart during early 2009, Footstar’s principal remaining non-cash asset consisted of the Mahwah Real Estate.

Also in May 2008, the Board of Directors approved the Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of Footstar after expiration of the Kmart Agreement in December 2008.

On March 5, 2009, the Board of Directors adopted and approved the Plan of Dissolution. The Plan of Dissolution reflects technical and legal changes to the Original Plan consistent with the Delaware General Corporate Law and was intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of Footstar in the best interests of its stockholders. The Plan of Dissolution provides for the complete, voluntary liquidation of the Company providing for the sale of its remaining assets and the wind down of the Company’s business as described in the Plan of Dissolution and of the distributions of available cash to stockholders as determined by the Board of Directors.  On May 5, 2009, at a special meeting of stockholders of Footstar, the stockholders adopted and approved the Plan of Dissolution and Footstar’s dissolution. Subsequent to such time, the Board of Directors moved forward with the liquidation, adopted the liquidation basis of accounting (see Note 2), and worked toward selling all of Footstar’s remaining assets and settling all claims.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

CPEX Pharmaceuticals, Inc. Acquisition

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. CPEX’s major source of revenue is a royalty stream under a licensing agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) pursuant to which CPEX licenses its CPE-215 with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. Testim is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim in the United States, Europe and other countries. Substantially all of CPEX’s revenue is derived from royalties on Testim sales. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar (the “CPEX Transaction”).

CPEX has filed continuation and divisional applications with the USPTO relating to the ’968 Patent. Six patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; and 7,608,610, were issued from these applications, and may provide further market protection. Each of these six patents has been listed in the Orange Book with respect to Testim®.

On January 3, 2011, CPEX, FCB I Holdings Inc., a Delaware corporation (“FCB Holdings”), and FCB I Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FCB Holdings (“FCB Acquisition”), entered into an Agreement and Plan of Merger (the “CPEX Transaction Agreement”).

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly owned subsidiary of FCB Holdings and a majority-owned indirect subsidiary of Footstar.

Pursuant to the CPEX Transaction, CPEX common stock that was outstanding immediately prior to the effective time of the CPEX Transaction, other than shares held by stockholders who properly exercised their appraisal rights and shares owned by CPEX as treasury stock, was automatically cancelled and converted into the right to receive $27.25 in cash, without interest and less any applicable withholding taxes.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The acquisition of CPEX was accounted for as a purchase under FASB ASC Topic 805. The purchase price of $76.1 million (which includes cash paid and liabilities assumed) has been allocated to the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable assets acquired and liabilities assumed has been allocated to Intangible Assets based on management’s estimate and pending a final valuation.

On April 5, 2011, in connection with the CPEX Transaction, FCB I LLC (“Borrower”), a wholly owned subsidiary of FCB Acquisition which became a wholly owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under that certain Loan Agreement dated as of January 3, 2011 (the “Term Loan Agreement”), by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to Borrower all of its intellectual property rights in Testim®  and rights to the royalty stream pursuant to the license agreement with Auxilium, and the loan is secured by Borrower’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim royalty stream is distributed on a quarterly basis as follows: first to pay certain fees and expenses of Agent and Borrower, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to Borrower for its benefit.

In connection with the CPEX Transaction, Footstar Corp made a $3 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 5, 2011 (the “Footstar Loan Agreement”), by and between FCB Holdings and Footstar Corp.  The loan bore interest at 20% per annum and provided for a fee of 3% of the principal amount (less accrued interest) payable to Footstar, which was due upon repayment of the loan. The bridge loan was repaid on April 5, 2011, prior to maturity.

In connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 5, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings. The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Footstar Loan Agreement, and was repaid on April 5, 2011, prior to maturity.

Upon consummation of the CPEX Transaction and as of July 2, 2011, FCB Holdings is owned 80.5% by Footstar Corp and 19.5% by an unaffiliated investment holding company. Footstar Corp is a wholly-owned subsidiary of Footstar.

In light of the CPEX Transaction, Footstar has determined that it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution, terminate its registration under the Exchange Act of 1934, as amended (the “Exchange Act”), and become a non-public company in a “going private” transaction. By going private, Footstar will reduce its costs of compliance with the federal securities laws and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

On July 21, 2011, the Company held a special meeting of its stockholders to vote on a proposal to revoke the Plan of Dissolution (“Dissolution Proposal”) and a proposal (the “Merger Proposal”) to adopt the Agreement and Plan of Merger, dated as of February 14, 2011, and as amended on May 16, 2011, by and among the Company, and Footstar Acquisition, Inc., a wholly owned subsidiary of the Company, to become a non-public company. The shares represented at the meeting did not constitute a quorum of stockholders with respect to the Dissolution Proposal, and accordingly, no action was taken with respect to this matter. The approval of the Merger Proposal was subject to the approval of the Dissolution Proposal. Therefore, although a vote was held on the Merger Proposal, the approval and implementation of the Merger Proposal did not proceed. In light of the failure to revoke the Plan of Dissolution, and the resulting inability to proceed with the Merger Proposal, the Company is considering other alternatives. Furthermore, as the Plan of Dissolution was not approved, the liquidation basis of accounting is still being followed (see Note 2).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The Company is considering various options to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved. These options include, without limitation, taking the actions necessary to distribute the common stock of Footstar Corp, its wholly-owned subsidiary, or another subsidiary to be formed, to Footstar stockholders.

As discussed further in Note 2, the consolidated financial statements of the Company are presented on the liquidation basis of accounting.  The 80.5% ownership of FCB Holdings has been reflected in the accompanying condensed consolidated financial statements at its estimated net realizable value, determined based on factors, specifically the original purchase price and the net loss for the period from April 5, 2011 to July 2, 2011.

Presented below is a summarized statement of operations from the date of the acquisition of CPEX through the end of the second quarter and a summarized balance sheet at July 2, 2011 of FCB Holdings (in millions):

April 5, 2011 to July 2, 2011
Royalty revenue	$5.8
G&A expenses	2.2
Amortization expense	1.3
Interest expense	3.1
Loss before income taxes	(0.8)
Benefit for income taxes	(0.4)
Net loss attributable to Non-controlling Interest	(0.1)
Net loss attributable to Controlling Interest	$(0.3)

Summarized balance sheet related to FCB Holdings consisted of the following (in millions):

July 2, 2011
Assets:
Current assets	$14.1
Assets held for resale	2.5
Intangible assets, net	75.6
Deferred charges and other assets	1.6
Total assets	93.8

Liabilities and Stockholders Equity:
Current liabilities	1.0
Payable to Footstar, Inc.	0.6
Current maturities of long-term debt	15.0
Long-term debt, net	47.6
Other long-term liabilities	26.0
Non-controlling Interest - Stockholders’ Equity	0.7
Controlling Interest-Stockholders’ Equity	2.9
Liabilities and Stockholders Equity	$93.8

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

2.	Basis of Presentation

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

The consolidated financial statements for the three months ended July 2, 2011 were prepared on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. As described further in Note 1, the Company’s investment in FCB Holdings has been reflected at its estimated net realizable value, determined based on factors, specifically the original purchase price and the net loss for the period from April 5, 2011 to July 2, 2011.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to stockholders. During the period April 3, 2011 to July 2, 2011, the Company recorded a reduction in liquidating expense accrual of $0.7 million, related to reduced Compensation, General and Administrative and Headquarters Building Costs and received cash proceeds of $0.3 from miscellaneous cash receipts. Additionally, the Company has a receivable from FCB Holdings of approximately $0.6 million and a decrease in the estimated net realizable value of FCB Holdings of ($0.3) million, determined based on factors, specifically the original purchase price and the net loss for the period from April 5, 2011 to July 2, 2011, from the date of the CPEX Acquisition to July 2, 2011. During the period January 2, 2011 to July 2, 2011, the Company recorded a reduction in liquidating expense accruals of $0.7 million, related to reduced Compensation, General and Administrative and Headquarters Building Costs and received cash proceeds of $0.5 million from miscellaneous cash receipts.

The Company may make further distributions to its stockholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the Board of Directors, derived from consultation with management and outside experts, if the Board of Directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities as more fully discussed in Note 6, it may determine to transfer its remaining assets and liabilities to a liquidating trust. As discussed in Note 1, the Company is considering various options to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved. The determination of which option to proceed with would likely affect the amount of any further distributions.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Fair Value Measurements at July 2, 2011

(In millions) Description	Balance at July 2, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$0.1	$0.1	$-	$-
Money Market Funds	4.3	4.3	-	-
Mahwah Real Estate	6.2	-	-	6.2

Fair Value Measurements at January 1, 2011

(In millions) Description	Balance at January 1, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$3.4	$3.4	$-	$-
Money Market Funds	5.3	5.3	-	-
Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

4.           Mahwah Real Estate

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of July 2, 2011, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 1, 2011 to July 2, 2011.

5.           Income Taxes

As of July 2, 2011, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

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

Thom McAn

In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $2.0 million as of the date of this report, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Upsher-Smith Litigation

In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim does not infringe CPEX’s patent, U.S. Patent No. 7,320,968 (“the ’968 Patent”). The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ’968 Patent, is presumed valid. As of August 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar.

CPEX has filed continuation and divisional applications with the USPTO relating to the ’968 Patent. Six patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; and 7,608,610, were issued from these applications, which may provide further market protection. Each of these six patents has been listed in the Orange Book with respect to Testim®.

CPEX and its affiliates will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ’968 Patent covering Testim®, sales of Testim® and  royalties relating to Testim® sales could be materially reduced.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

7.           Special Cash Distribution

The aggregate amount of any remaining liquidation distribution to our stockholders is expected to be in the range of $.43 to $.47 per common share, without adjustment for any subsequent change in net realizable value of the investment in FCB Holdings. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to stockholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets;

3)	the ultimate proceeds from the sale of the Mahwah Real Estate; and

4)	the investment in or ultimate proceeds realized, if any, as a result of the CPEX Transaction.

As a result, the amount of cash remaining following completion of our liquidation could vary significantly from our current estimates. In addition, as discussed in Note 1, the Company is considering various options to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved. The determination of which option to proceed with would likely effect the amount of any further distributions.

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

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.5 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and July 2, 2011, the remaining balance that is being held by the beneficiaries totals $1.5 million is recorded as Prepaid Expenses and included as a liability in Accrued Expenses. On July 26, 2011, the Company recovered $.25 million from our Workers Compensation insurance programs.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  A summary of option activity as of July 2, 2011 and changes during the six months ended July 2, 2011 is presented below.

	Shares	Weighted Average Exercise Price
Balance : January 1, 2011	2,626,140	$2.12
Granted	-	-
Exercised	-	-
Forfeited	(63,500)	$(46.18)
Balance : July 2, 2011	2,562,640	$1.03
Options Exercisable: July 2, 2011	2,562,640	$1.03

On March 15, 2010, Mr. Couchman, Chief Executive Officer and Chief Financial Officer, was awarded a stock option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price of the Company’s stock price was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to the Company’s stockholders. The Company believed that granting a stock option with an exercise price substantially above the market price per share at the time of the grant would further incentive Mr. Couchman to work to maximize stockholder value.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

•	the impact of any dividends or any other special distributions to stockholders on the Company’s future cash requirements and liquidity needs;

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

•	the consummation of the CPEX Transaction on April 5, 2011, and uncertainties relating to its future operations and performance; and

•
the various options being considered by the Company to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved, and the selection of one such option.

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

Introduction

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX, an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. CPEX’s major source of revenue is a royalty stream under a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215 with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. Testim is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim in the United States, Europe and other countries. Substantially all of CPEX’s revenue is derived from royalties on Testim sales. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On January 3, 2011, CPEX, FCB Holdings and FCB Acquisition entered into an Agreement and Plan of Merger. On April 5, 2011, the parties completed the CPEX Transaction. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly owned subsidiary of FCB Holdings and a majority-owned indirect subsidiary of Footstar. FCB Holdings is owned 80.5% by Footstar Corp and 19.5% by an unaffiliated investment holding company. Footstar Corp is a wholly owned subsidiary of Footstar. For more information on the CPEX Transaction, see Note 1 to the Condensed Consolidated Financial Statements.

In light of the CPEX Transaction, Footstar has determined that it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution, terminate its registration under the Exchange Act, and become a non-public company in a “going private” transaction. By going private, Footstar will reduce its costs of compliance with the federal securities laws and the Sarbanes-Oxley Act.

As previously announced, on July 21, 2011, the Company held a special meeting of its stockholders to vote on a proposal to revoke the Plan of Dissolution (“Dissolution Proposal”) and a proposal (the “Merger Proposal”) to adopt the Agreement and Plan of Merger, dated as of February 14, 2011, and as amended on May 16, 2011, by and among the Company, and Footstar Acquisition, Inc., a wholly owned subsidiary of the Company, to become a non-public company. The shares represented at the meeting did not constitute a quorum of stockholders with respect to the Dissolution Proposal, and accordingly, no action was taken with respect to this matter. The approval of the Merger Proposal was subject to the approval of the Dissolution Proposal. Therefore, although a vote was held on the Merger Proposal, the approval and implementation of the Merger Proposal did not proceed. In light of the failure to revoke the Plan of Dissolution, and the resulting inability to proceed with the Merger Proposal, the Company is considering other alternatives.

The Company is considering, various options to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved. These options include, without limitation, taking the actions necessary to distribute the common stock of Footstar Corp, its wholly-owned subsidiary, or another subsidiary to be formed, to Footstar stockholders.

CPEX Results of Operations

As discussed in Notes 1 and 2 to the consolidated financial statements, the consolidated financial statements of the Company are presented on the liquidation basis of accounting.  The 80.5% ownership of FCB Holdings has been reflected in the accompanying condensed consolidated financial statements at its estimated net realizable value, determined based on factors, specifically the original purchase price and the net loss for the period from April 5, 2011 to July 2, 2011.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The following is a discussion of the results of operations for CPEX for the period April 5, 2011, the date the transaction was consummated, to July 2, 2011 (in millions):

Royalty Revenue

Royalty revenue generated from Testim® was approximately $5.8 million for the period April 5, 2011 to July 2, 2011.

General and Administrative Expenses

General and administrative expenses totaled $2.2 million for the period April 5, 2011 to July 2, 2011, which included the cost of salaries, severance and other benefits for associates that have been terminated, legal and professional fees and building costs.

Amortization

Amortization totaled $1.3 million relating to intangible assets, drug license costs and drug trademarks and patents for the period April 5, 2011 to July 2, 2011.

Net Interest

Interest expense of $3.1 million for the period April 5, 2011 to July 2, 2011 was due to interest on loans related to financing the CPEX Transaction.

Net Loss

The net loss attributable to the 19.5% non-controlling interest in CPEX Pharmaceuticals was ($0.1) million for period April 5, 2011 to July 2, 2011, and ($0.3) million attributable to the controlling interest.

Liquidity and Capital Resources

The Company has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At July 2, 2011, we had cash and cash equivalents of approximately $4.4 million.

Factors that could affect our short and long term liquidity include, among other things, any change in the estimated net realizable value of CPEX , the payment of any further dividends or distributions, our ability to market our Mahwah Real Estate on acceptable terms, managing costs associated with the management, liquidation and dissolution of the Company, and the selection and implementation of an option to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least the next twelve months.

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at July 2, 2011. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our stockholders could receive less than we currently estimate.

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

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.5 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and July 2, 2011, the remaining balance held by the beneficiaries totals $1.5 million and is recorded as Prepaid Expenses and included as a liability in Accrued Expenses. On July 26, 2011, the Company recovered $.25 million from our Workers Compensation insurance programs.

In connection with the CPEX Transaction, FCB I LLC, an indirect majority-owned subsidiary of the Company, borrowed approximately $64 million pursuant to the Term Loan Agreement. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim expire, and contains customary events of default for loans of such nature. In addition, FCB Holdings, which is 80.5% owned by Footstar Corp, a wholly-owned subsidiary of the Company, borrowed $13 million pursuant to two bridge loan agreements, which amounts were repaid prior to April 9, 2011, the maturity date for such loans.  See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the loans.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 1, 2011 (the “2010 Annual Report”) are those that depend most heavily on these judgments and estimates.  As of July 2, 2011, there have been no material changes to any of the critical accounting estimates contained in the 2010 Annual Report, except that the Company has concluded that the most appropriate accounting treatment for its investment in FCB Holdings is at its estimated net realizable value, determined based on factors, specifically the original purchase price and the net loss for the period from April 5, 2011 to July 2, 2011.

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of July 2, 2011, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 1, 2011 to July 2, 2011.

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

PART II.    OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Not applicable.

ITEM 1A.  Risk Factors.

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of March 31, 2011 and June 30, 2011, the Company issued shares of common stock having an aggregate fair value of $12,500 on each such date, or 13,587 and 17,361 shares, respectively, to Adam Finerman, a non-employee director, in lieu of cash compensation for his service as a director during the first two quarters of 2011 to which he would otherwise be entitled.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

Not applicable.

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

Footstar, Inc.

Date: August 17, 2011	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer