Form 10-Q
period 2011-10-01
FOOTSTAR INC
filed 2011-11-21
CIK 1011308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

Number of shares outstanding of common stock, par value $.01 per share, as of November 15, 2011: 24,231,737

FOOTSTAR, INC.
QUARTERLY REPORT ON FORM 10-Q

EX-31.1
EX-31.2
EX-32.1

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Consolidated Condensed Statements of Net Assets in Liquidation
October 1, 2011 and January 1, 2011
(Liquidation Basis)
($ in millions)
	October 1, 2011 (Unaudited)	January 1, 2011*

Assets:
Cash and cash equivalents	$4.2	$8.7
Other Receivables	0.3	-
Prepaid expenses	1.2	1.6
Real Estate	6.2	6.2
Investment in FCB I Holdings Inc.	3.2	-
Receivable from FCB I Holdings Inc.	0.8	-
Total assets	15.9	16.5

Liabilities:
Accounts Payable and Accrued Expenses	3.3	4.2
Other liabilities	1.0	2.5
Total liabilities	4.3	6.7
Net Assets in Liquidation	$11.6	$9.8

* Derived from audited financial information

See accompanying notes to unaudited condensed financial statements.

Consolidated Condensed Statement of Changes in Net Assets in Liquidation
 For the Nine Months Ended October 1, 2011
(Liquidation Basis – Unaudited)
($ in millions)

Nine Months Ended October 1, 2011

Net Assets in liquidation January 1, 2011	$9.8
Other cash proceeds received	0.2
Net Assets in Liquidation – April 2, 2011	10.0
Decrease in estimated value of FCB I Holdings Inc.	(0.3)
Increase in receivable from FCB I Holdings Inc.	0.6
Bridge loan to FCB I Holdings Inc.	(3.0)
Repayment of bridge loan from FCB I Holdings Inc.	3.0
Other cash proceeds received	0.3
Changes in liquidation accruals	0.7
Net Assets in Liquidation – July 2, 2011	11.3
Increase in receivable from FCB I Holdings Inc.	0.2
Increase in estimated value of FCB I Holdings Inc.	0.3
Increase in other receivables	0.3
Other cash proceeds received	0.1
Changes in liquidation accruals	(0.6)
Net Assets in Liquidation – October 1, 2011	$11.6

See accompanying notes to unaudited condensed financial statements.

1.	Nature of Company

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

CPEX Pharmaceuticals, Inc. Acquisition

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. Substantially all of CPEX’s revenue is a royalty stream under a licensing agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) pursuant to which CPEX licenses its CPE-215 technology with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. Testim is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim in the United States, Europe and other countries. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar (the “CPEX Transaction”).

On January 3, 2011, CPEX, FCB I Holdings Inc., a Delaware corporation (“FCB Holdings”), and FCB I Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FCB Holdings (“FCB Acquisition”), entered into an Agreement and Plan of Merger (the “CPEX Transaction Agreement”).

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly owned subsidiary of FCB Holdings.

As of October 1, 2011, FCB Holdings is owned 80.5% by Footstar Corp and 19.5% by an unaffiliated investment holding company (the “Investment Holding Company”). The Investment Holding Company is affiliated with a minority Lender under the Term Loan Agreement (as defined below). Footstar Corp is a wholly-owned subsidiary of Footstar.

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

On April 5, 2011, in connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated as of April 5, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings. The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Footstar Loan Agreement, and was repaid on April 5, 2011, prior to maturity. Footstar Corp is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Footstar Corp relating to intellectual property and other matters.  The agreement provides for payment solely to the extent Footstar Corp has received dividends from FCB Holdings, of which there  have been none to date.  The annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination.  The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement.  It is not anticipated that any payment will be made in 2011.

Furthermore, in the opinion of management, such amounts would not be payable upon liquidation and as such have not been reflected as a liability in the accompanying consolidated statements of net assets in liquidation.

In light of the CPEX Transaction, Footstar has determined that it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution.

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

As discussed further in Note 2, the consolidated financial statements of the Company are presented on the liquidation basis of accounting.  The 80.5% ownership of FCB Holdings (the “Controlling Interest”) has been reflected in the accompanying condensed consolidated financial statements at its estimated net realizable value.

Presented below is a summarized statement of operations from the date of the acquisition of CPEX through the end of the third quarter and for the third quarter and a summarized balance sheet at October 1, 2011 of FCB Holdings (in millions on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”)):

	July 3, 2011 to October 1, 2011	April 5, 2011 to October 1, 2011
Royalty revenue	$6.6	$12.4
G&A expenses	0.4	2.6
Amortization expense	1.4	2.7
Interest expense	3.0	6.1
Income before income taxes	1.8	1.0
Net income attributable to Non-controlling Interest	0.3	0.2
Net income attributable to Controlling Interest	$1.5	$0.8

Summarized balance sheet related to FCB Holdings consisted of the following (in millions):

October 1, 2011
Assets:
Current assets	$17.5
Assets held for resale (primarily Real Estate)	2.5
Intangible assets, net	74.2
Deferred charges and other assets	1.6
Total assets	$95.8

Liabilities and Stockholders’ Equity:
Current liabilities	$1.0
Payable to Footstar, Inc.	0.8
Current maturities of long-term debt	15.0
Long-term debt, net	47.6
Other long-term liabilities	25.6
Non-controlling Interest - Stockholders’ Equity	1.0
Controlling Interest - Stockholders’ Equity	4.8
Liabilities and Stockholders’ Equity	$95.8

2.	Basis of Presentation

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

Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, which are not required for interim purposes, have been condensed or omitted.  The results for any interim period are not necessarily indicative of the results to be expected for a full year.

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

The consolidated financial statements for the nine and three months ended October 1, 2011 were prepared on the liquidation basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholder’ approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. As described further in Note 1, the Company’s investment in FCB Holdings has been reflected at its estimated net realizable value.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we will evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to stockholders. During the period July 3, 2011 to October 1, 2011, the Company recorded an increase in liquidating expense accrual of $0.6 million, related to Compensation, General and Administrative and Headquarters Building Costs, received cash proceeds of $0.1 million from miscellaneous cash receipts and increase in Other Receivables of $0.3 million which resulted from a refund received in November 2011 relating to prior year insurance policies. Additionally, the Company has a receivable from FCB Holdings of approximately $0.8 million and an increase in the estimated net realizable value of FCB Holdings of $0.3 million. During the period January 2, 2011 to October 1, 2011, the Company recorded a reduction in liquidating expense accruals of $0.1 million, related to reduced Compensation, General and Administrative and Headquarters Building Costs and received cash proceeds of $0.6 million from miscellaneous cash receipts.

The Company may make further distributions to its stockholders of its remaining cash and/or assets, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the Board of Directors, derived from consultation with management and outside experts, if the Board of Directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities as more fully discussed in Note 6, it may determine to transfer its remaining assets and liabilities to a liquidating trust. As discussed in Note 1, the Company is considering various options to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved. The determination of which option to proceed with would likely affect the amount of any further distributions.

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Fair Value Measurements at October 1, 2011

(In millions) Description	Balance at October 1, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$-	$-	$-	$-
Money Market Funds	4.2	4.2	-	-
Mahwah Real Estate	6.2	-	-	6.2

Fair Value Measurements at January 1, 2011

(In millions) Description	Balance at January 1, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$3.4	$3.4	$-	$-
Money Market Funds	5.3	5.3	-	-
Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices.  Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

4.	Mahwah Real Estate

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of October 1, 2011, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 1, 2011 to October 1, 2011.

5.	Income Taxes

As of October 1, 2011, all of the Company’s deferred tax assets continue to be subject to a full valuation allowance, including the net operating losses available to offset future taxable income.

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

Thom McAn

In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $1.8 million as of the date of this report, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Upsher-Smith Litigation

In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim does not infringe CPEX’s patent, U.S. Patent No. 7,320,968 (“the ’968 Patent”). The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ’968 Patent, is presumed valid. As of November 18, 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar.

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

The aggregate amount of any remaining liquidation distribution to our stockholders is expected to be in the range of $.44 to $.48 per common share as determined on October 1, 2011, without adjustment for any subsequent change in net realizable value of the investment in FCB Holdings or the success of any of the options of the Company to permit stockholders to continue to participate in the earnings from the CPEX Transaction. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to stockholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets;

3)	the ultimate proceeds from the sale of the Mahwah Real Estate;

4)	the investment in or ultimate proceeds realized, if any, as a result of the CPEX Transaction; and

5)	the success of any of the options of the Company to permit stockholders to continue to participate in the earnings from the CPEX Transaction.

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

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.5 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and October 1, 2011, the remaining balance that is being held by the beneficiaries totals $1.5 million and $1.2 million, respectively, is recorded as Prepaid Expenses and included as a liability in Accrued Expenses. On July 26, 2011, the Company recovered $.25 million from our Workers Compensation insurance programs.

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

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date.  The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.  With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.  A summary of option activity as of October 1, 2011 and changes during the nine months ended October 1, 2011 is presented below.

	Shares	Weighted Average Exercise Price
Balance: January 1, 2011	2,626,140	$2.12
Granted	-	-
Exercised	-	-
Forfeited	(63,500)	$(46.18)
Balance: October 1, 2011	2,562,640	$1.03
Options Exercisable: October 1, 2011	2,562,640	$1.03

On March 15, 2010, Mr. Couchman, Chief Executive Officer and Chief Financial Officer, was awarded a stock option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). The exercise price was adjusted in accordance with the terms of the initial grant from $0.40 to $0.35 due to a $0.05 dividend paid to the stockholders of the Company on October 7, 2010. On the date of the grant, the closing stock price of the Company’s stock price was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to the Company’s stockholders. The Company believed that granting a stock option with an exercise price substantially above the market price per share at the time of the grant would further incentive Mr. Couchman to work to maximize stockholder value.

10.	Subsequent Events

Subsequent to October 1, 2011, Footstar collected its $0.8 million outstanding receivable from FCB I Holdings Inc.

In November 2011, Footstar Corp entered into a 5-year lease for executive office space in New York, New York at an approximate annual expense of $97,000.

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

•
the difficulty of marketing our Mahwah Real Estate or our 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (the “Exeter Real Estate”) held by FCB Holdings, on satisfactory terms, taking into account the current decline in economic conditions, the real estate market and the current disruption in the capital and credit markets;

•	uncertainties relating to CPEX’s future operations and performance; and

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

Introduction

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX, an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. Substantially all of CPEX’s revenue is a royalty stream under a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215 technology with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. Testim is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim in the United States, Europe and other countries. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar.

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

In light of the CPEX Transaction, Footstar determined that it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution.

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

CPEX Results of Operations

As discussed in Notes 1 and 2 to the consolidated financial statements, the consolidated financial statements of the Company are presented on the liquidation basis of accounting.  The 80.5% ownership of FCB Holdings has been reflected in the accompanying condensed consolidated financial statements at its estimated net realizable value.

The following is a discussion of the results of operations for CPEX for the period April 5, 2011, the date the transaction was consummated, to October 1, 2011 (in millions as reflected on a going concern basis in accordance with GAAP):

Royalty Revenue

Royalty revenue generated from Testim® was approximately $12.4 million for the period April 5, 2011 to October 1, 2011.

General and Administrative Expenses

General and administrative expenses totaled $2.6 million for the period April 5, 2011 to October 1, 2011, which included the cost of salaries, severance and other benefits for associates that have been terminated, legal and professional fees and building costs.

Amortization

Amortization totaled $2.7 million relating to intangible assets, drug license costs and drug trademarks and patents for the period April 5, 2011 to October 1, 2011.

Net Interest

Interest expense of $6.1 million for the period April 5, 2011 to October 1, 2011 was due to interest on loans related to financing the CPEX Transaction.

Net Income

The net income attributable to the 19.5% non-controlling interest in CPEX Pharmaceuticals was $0.2 million for period April 5, 2011 to October 1, 2011, and $0.8 million attributable to the controlling interest.

Liquidity and Capital Resources

The Company has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At October 1, 2011, we had cash and cash equivalents of approximately $4.2 million. Subsequent to October 1, 2011, Footstar invested $3.9 million of its cash in a Level 1 marketable security.

Factors that could affect our short and long term liquidity include, among other things, any change in the estimated net realizable value of CPEX, the payment of any further dividends or distributions, our ability to market our Mahwah Real Estate or Exeter Real Estate on acceptable terms, managing costs associated with the management, liquidation and dissolution of the Company, and the selection and implementation of an option to permit stockholders to continue to participate in earnings resulting from the CPEX Transaction, if any, after Footstar is completely dissolved.

Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least the next twelve months.

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at October 1, 2011. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our stockholders could receive less than we currently estimate.

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

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.5 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and October 1, 2011, the remaining balance held by the beneficiaries totals $1.5 million and is recorded as Prepaid Expenses and included as a liability in Accrued Expenses. On July 26, 2011, the Company recovered $.25 million from our Workers Compensation insurance programs.

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

The critical accounting estimates and related risks described in the Company’s Annual Report on Form 10-K for fiscal year ended January 1, 2011 (the “2010 Annual Report”) are those that depend most heavily on these judgments and estimates.  As of October 1, 2011, there have been no material changes to any of the critical accounting estimates contained in the 2010 Annual Report, except that the Company has concluded that the most appropriate accounting treatment for its investment in FCB Holdings is at its estimated net realizable value.

The Company has been marketing its Mahwah Real Estate since May 5, 2007. As of October 1, 2011, the Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different. There was no change in this value from January 1, 2011 to October 1, 2011.

The Company through its investment in FCB Holdings owns the Exeter Real Estate, which is a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire. It is located approximately 50 miles north of Boston, Massachusetts. The Company is currently marketing this property for sale or lease.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

See Note 6 to the Financial Statements, “Commitments and Contingencies.”

ITEM 1A.  Risk Factors.

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of March 31, 2011, June 30, 2011 and September 30, 2011, the Company issued shares of common stock having an aggregate fair value of $12,500 on each such date, or 13,587, 17,361 and 16,892 shares, respectively, to Adam Finerman, a non-employee director, in lieu of cash compensation for his service as a director during the first three quarters of 2011 to which he would otherwise be entitled.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

Not applicable.

ITEM 6.  Exhibits.

31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Footstar, Inc.

Date: November 21, 2011	By: /s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer