Form 10-K
period 2011-12-31
FOOTSTAR INC
filed 2012-03-30
CIK 1011308

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐ Yes    ☑ No

For the purpose of reporting the following market value of the registrant’s common stock held by non-affiliates, the common stock held by the directors and executive officers of the registrant have been excluded. The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2011, was approximately $9.4 million based on the closing price on July 1, 2011 of $0.72 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes     ☐ No

Number of shares outstanding of common stock, par value $.01 per share, as of March 30, 2012: 24,252,206

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

FOOTSTAR, INC.
ANNUAL REPORT ON FORM 10-K

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART I

Introductory Note

General

Footstar, Inc., which may be referred to as “Footstar”, the “Company”, “we”, “us” or “our” is filing this Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

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

In May 2008, the Board of Directors determined that it was in the best interests of Footstar and its shareholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of Footstar’s other remaining assets, including its owned property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”), and previously housed the footwear business. Under the terms of the Kmart Agreement, Kmart was required to purchase from Footstar all of the remaining inventory in the Kmart footwear departments at values set forth in the Kmart Agreement. The process of selling the inventory to Kmart commenced immediately after the expiration of the Kmart Agreement on December 31, 2008. Following the completion of the sale of the inventory to Kmart during 2009, Footstar’s principal remaining non-cash asset consisted of the Mahwah Real Estate.

Also in May 2008, the Board of Directors approved the Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of Footstar after expiration of the Kmart Agreement in December 2008.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On March 5, 2009, the Board of Directors adopted and approved the Plan of Dissolution. The Plan of Dissolution reflects technical and legal changes to the Original Plan consistent with the Delaware General Corporate Law and was intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of Footstar in the best interests of its shareholders. The Plan of Dissolution provides for the complete, voluntary liquidation of the Company providing for the sale of its remaining assets and the wind down of the Company’s business as described in the Plan of Dissolution and of the distributions of available cash to stockholders as determined by the Board of Directors. On May 5, 2009, at a special meeting of stockholders of Footstar, the stockholders adopted and approved the Plan of Dissolution and Footstar’s dissolution. Subsequent to such time, the Board of Directors moved forward with the liquidation, adopted the liquidation basis of accounting (see Note 2 of the accompanying consolidated financial statements), and worked toward selling all of Footstar’s remaining assets and settling all claims.

Since Footstar emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $9.90 per common share, and which included a special cash distribution paid on April 30, 2007, in the amount of $5.00 per common share, totaling $104.8 million, a special cash distribution paid on June 3, 2008, in the amount of $1.00 per common share, totaling approximately $21.3 million and a special cash distribution paid on January 27, 2009, in the amount of $1.00 per common share, totaling approximately $21.5 million. Furthermore, since the Plan of Dissolution was approved, the Board of Directors has paid special cash distributions on May 6, 2009, in the amount of $2.00 per common share, totaling approximately $43.2 million, on September 10, 2009, in the amount of $0.40 per common share, totaling approximately $8.6 million, on December 16, 2009, in the amount of $0.35 per common share, totaling approximately $7.6 million, on March 12, 2010, in the amount of $0.10 per common share, totaling approximately $2.2 million, and on September 27, 2010, in the amount of $0.05 per common share, totaling approximately $1.2 million.

At the close of business on May 5, 2009, Footstar closed its stock transfer books and, at such time, did not record transfers of shares of its common stock until December 15, 2009. On December 15, 2009, Footstar re-opened its stock transfer books to address significant numbers of unsettled trades. At the close of business on April 23, 2010, Footstar again closed its stock transfer books and, at such time, no longer recorded transfers of shares of its common stock. On May 3, 2011, in connection with the closing of the CPEX Transaction (defined below), Footstar again re-opened its stock transfer books and engaged Securities Transfer Corporation to serve as its transfer agent.

In light of the CPEX Transaction, Footstar had determined that it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution.

On July 21, 2011, the Company held a special meeting of its stockholders to vote on a proposal to revoke the Plan of Dissolution (“Dissolution Proposal”) and a proposal (the “Merger Proposal”) to adopt the Agreement and Plan of Merger, dated as of February 14, 2011, and as amended on May 16, 2011, by and among the Company, and Footstar Acquisition, Inc., a wholly owned subsidiary of the Company, to become a non-public company. The shares represented at the meeting did not constitute a quorum of stockholders with respect to the Dissolution Proposal, and accordingly, no action was taken with respect to this matter. The approval of the Merger Proposal was subject to the approval of the Dissolution Proposal. Therefore, although a vote was held on the Merger Proposal, the approval and implementation of the Merger Proposal did not proceed. In light of the failure to revoke the Plan of Dissolution, and the resulting inability to proceed with the Merger Proposal, the Company considered other alternatives. Furthermore, as the Dissolution Proposal was not approved, the liquidation basis of accounting is still being followed (see Note 2 of the accompanying consolidated financial statements).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Plan of Reorganization

On January 23, 2012, the Company entered into a Plan of Reorganization (the “Plan of Reorganization”) with Xstelos Holdings, Inc. (“Xstelos”) pursuant to which the Company contributed all of its assets to Xstelos, including its cash, real estate and 80.5% interest in FCB Holdings (defined below). In exchange for the contribution of all of its assets, Xstelos assumed all of the Company’s liabilities and issued all of its shares of common stock to the Company. The contributed Xstelos shares constitute all of the outstanding shares of Xstelos capital stock. Accordingly, Xstelos is currently a wholly owned subsidiary of the Company.

On January 25, 2012, Xstelos filed a registration statement on Form S-1, File No. 333-179148 (the “Registration Statement”), with the Securities and Exchanges Commission (the “SEC”) in order to register the distribution of all the common stock of Xstelos to stockholders of the Company. The Plan of Reorganization further provides that, promptly after the SEC declares the Registration Statement effective, the Company will distribute all of the Xstelos common stock to holders of the Company’s common stock pro rata on a one-for-one basis. Immediately after the distribution is completed, the Company’s stockholders will own all of the outstanding shares of common stock of Xstelos, and Xstelos stockholders’ holdings will be proportionate to their percentage ownership of Company shares as of the record date for the distribution (the collective transactions described in this section, the “Reorganization”). The record date has not yet been determined.

Following the distribution, Xstelos will continue to operate the business of CPEX as a going concern and manage the former assets of the Company. The Company will continue to dissolve in accordance with the Plan of Dissolution. No stockholder vote is required in connection with the distribution.

The Company believes the distribution of Xstelos shares will generally not result in a taxable event for U.S. federal income tax purposes.

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

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings and a majority-owned indirect subsidiary of Footstar.

As of December 31, 2011, FCB Holdings is owned 80.5% by Footstar Corporation, a wholly-owned subsidiary of Footstar, and 19.5% by an unaffiliated investment holding company (the “Investment Holding Company”). The Investment Holding Company is affiliated with a minority Lender under the Term Loan Agreement (as defined below).

In connection with the acquisition of CPEX, FCB I Holdings Inc., Footstar Corporation and the Investment Holding Company became party to a Stockholders’ Agreement (the “Stockholders Agreement”), which provides for certain provisions governing the control and operation of each of FCB I Holdings Inc., FCB I Acquisition Corp., CPEX (as the surviving corporation of the merger) and FCB I LLC, a wholly owned subsidiary of CPEX (“Borrower”), restrictions on the transfer of shares of FCB I Holdings Inc. common stock and various other prohibitions.

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

The acquisition of CPEX was accounted for as a purchase under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805. The purchase price of approximately $76.2 million (which includes cash paid and liabilities assumed) has been allocated to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible and identifiable assets acquired and liabilities assumed has been allocated to Goodwill.

On April 5, 2011, in connection with the CPEX Transaction, Borrower, a wholly- owned subsidiary of FCB Acquisition which became a wholly-owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under that certain Loan Agreement dated January 3, 2011 (the “Term Loan Agreement”), by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to Borrower all of its intellectual property rights in Testim® and rights to the royalty stream pursuant to the license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), and the loan is secured by Borrower’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim® royalty stream is distributed on a quarterly basis as follows: first to pay certain fees and expenses of Agent and Borrower, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to Borrower for its benefit.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On April 4, 2011, in connection with the CPEX Transaction, Footstar Corporation made a $3 million bridge loan to FCB Holdings under that certain Loan Agreement dated April 5, 2011 (the “Footstar Loan Agreement”), by and between FCB Holdings and Footstar Corporation.  The loan bore interest at 20% per annum and provided for a fee of 3% of the principal amount (less accrued interest) payable to Footstar, which was due upon repayment of the loan. The bridge loan was repaid on April 5, 2011, prior to maturity.

On April 4, 2011, in connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated April 5, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings. The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Footstar Loan Agreement, and was repaid on April 5, 2011, prior to maturity.

Footstar Corporation is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Footstar Corporation relating to intellectual property and other matters. The agreement provides for payment solely to the extent Footstar Corporation has received dividends from FCB Holdings, of which there have been none to date. The annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. No payment was made in 2011. Furthermore, in the opinion of management, such amounts would not be payable upon liquidation and as such have not been reflected as a liability in the accompanying consolidated statements of net assets in liquidation.

CPEX Business

Substantially all of CPEX’s revenue is a royalty stream under a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215® technology with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim®. Testim® is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim® in the United States, Europe and Canada.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

CPEX was incorporated in Delaware in 2007. CPEX has U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Its platform drug delivery technology is based upon CPE-215®, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye. CPEX’s only product is Testim®, a gel for testosterone replacement therapy, which is a formulation of its technology with testosterone. Testim® is licensed to Auxilium, which is currently marketing Testim® in the United States, Europe and Canada. Currently, all of our current revenue is derived from royalties on Testim® sales. At the present time the only marketed product using CPEX’s CPE-215® technology is Testim® .  Ser-120® , a product candidate for the treatment of nocturia is currently in Phase 3 trials utilizing CPEX patented intranasal drug delivery technology licensed to Allergan, Inc (“Allergan”).  No further products are in development at the present time.

CPEX has filed continuation and divisional applications with the United States Patent and Trademark Office (the “USPTO”) relating to the CPEX’s patent covering Testim®, U.S. Patent No. 7,320,968 (the “’968 Patent”). Eight patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610, 7,935,690 and 8,083,029 were issued from these applications, which may provide further market protection. Each of these eight patents has been listed in the Orange Book with respect to Testim® . Additional patent application (U.S. Patent Publication No. 2008/0275013) was recently allowed, and is expected to issue soon.

In April 2010, CPEX announced that Serenity Pharmaceuticals, LLC (“Serenity”), its licensing and development partner, entered into a global agreement with Allergan for the development and commercialization of Ser-120®, a product candidate for the treatment of nocturia that utilizes CPEX’s patented intranasal drug delivery technology. In connection with its agreement with Serenity, Allergan assumed CPEX’s exclusive development and license agreement with Serenity under which we granted Serenity an exclusive and sub-licensable license to use CPEX’s CPE-215® permeation technology for the development of Ser-120®. In return, CPEX is entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120®. In 2010, Allergan reported that Serenity and Allergan are in the process of reviewing the complete trial data from two Phase 3 trials of Ser-120®, which were not sufficient for successful registration, to determine what additional trials are indicated to support development of the program. The Company understands that Allergan and Serenity have initiated a new Phase III trial which may be concluded in mid 2012.

Financial Statements

As discussed further in Note 2 of the accompanying financial statements, the consolidated financial statements of the Company are presented on the liquidation basis of accounting. The 80.5% ownership of FCB Holdings (the “Controlling Interest”) has been reflected in the accompanying consolidated financial statements at its estimated net realizable value.

Item 1.	Business

General

See the “Introductory Note” at the beginning of this Annual Report on Form 10-K.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Employees

As of March 20, 2012, the Company had seven employees, including one officer, comprised of two full time and five part time employees, to assist in the liquidation process. The Company’s sole executive officer is Jonathan M. Couchman, who is a full time employee of the Company.

Executive Officers Of The Registrant

The following information sets forth the name, age and business experience during the past five years of the current executive officer of the Company:

Jonathan M. Couchman, 42, was appointed Chief Financial Officer effective August 11, 2009. Mr. Couchman became President and Chief Executive Officer of Footstar effective January 1, 2009. Prior to that, on December 9, 2008 Mr. Couchman became Chief Wind-Down Officer of the Company. He was appointed Chairman of the Board of Footstar on February 7, 2006. He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in 2001. Couchman Capital LLC is also the general partner of Couchman Partners LP, a private investment partnership established in 2001. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management advisory company. He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.

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

This Annual Report on Form 10-K contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 , as amended, and Section 21E of the Exchange Act. These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. These statements are neither promises nor guarantees. A number of important risks and uncertainties, including those identified below and those factors included in this Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements”, beginning on page 26, each of which is a risk factor and is incorporated into this Item 1A by reference and “Recent Events”, beginning on page 27, each of which is a risk factor and is incorporated into this Item 1A by reference, as well as risks and uncertainties discussed elsewhere in this Form 10-K, could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. In addition to the above-referenced statements and factors which are set forth elsewhere in our Annual Report on Form 10-K and incorporated herein by reference, we set forth the following risks and uncertainties related to our business.

One of the Company’s most significant assets is its 80.5% interest in FCB Holdings, of which CPEX is a wholly-owned subsidiary. The value of the Company’s interest in FCB Holdings is dependent in large part on the performance of CPEX. Accordingly, in executing our liquidation business strategy, we face significant risks and uncertainties with respect to the impact of the CPEX business on the overall value of our investment in FCB Holdings, including the following risks:

•	CPEX’s wholly-owned subsidiary has substantial indebtedness and is highly leveraged (see page 12).

•	Currently, all of CPEX’s revenues to date have been generated from royalties on Auxilium’s sales of Testim®, which may be subject to generic and branded competition in the future. Should sales of Testim® decline, CPEX may be required to limit, scale back or cease operations (see page 13).

•	If CPEX’s existing patents do not afford adequate protection to it, CPEX’s competitors may be able to develop competing products (see page 14).

•	We may be unable to realize the benefits of our net operating loss carryforwards (see page 11).

Footstar Risks

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

Risks Related to Footstar’s Use of Net Operating Losses and Other Tax Matters

We may be unable to realize the benefits of our net operating loss carryforwards.

If we undergo an ownership change, we or a successor might be unable to use all or a significant portion of our net operating loss to offset taxable income. In order to avoid an adverse impact on our ability to utilize our net operating losses, or NOLs, for federal income tax purposes, our Certificate of Incorporation contains certain provisions intended to prevent an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, from occurring. Footstar has experienced substantial NOLs, and may use such NOLs to offset certain net income generated in future periods and thereby reduce its payments for taxes in such future periods. As of December 31, 2011, we had NOL carryforwards for federal income tax purposes of approximately $119.9 million, although there is no assurance we will be able to avail itself of all of these NOLs. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on our ability to use our NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business.

For accounting purposes, we cannot currently conclude that it is more likely than not that certain deferred tax assets, including our net operating losses, will be realized and, as a result, we have recorded a non-cash valuation allowance for these certain net deferred tax assets.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Future legislation may result in Footstar being unable to realize the tax benefits of the NOLs.

It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with the NOLs. However, we are not aware of any proposed changes in the tax laws or regulations that would materially impact our ability to use the NOLs.

We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.

The use of the NOLs is subject to uncertainty because it is dependent, in part, upon the amount of United States taxable income and capital gains generated by CPEX. There can be no assurance that we will have sufficient taxable income or capital gains in the United States in future years to use the NOLs before they expire.

The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change, which could reduce the amount of NOLs that we can use.

The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge our view of the amount of NOLs, which could result in an increase of our liability in the future for U.S. income taxes.

Risks Related to the Business of CPEX

CPEX’s wholly-owned subsidiary has substantial indebtedness and is highly leveraged.

Borrower, a wholly owned subsidiary of CPEX, borrowed approximately $64 million in the form of a secured term loan to Borrower in connection with the acquisition of CPEX. The term loan bears interest at “LIBOR” plus 16% per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim expire, and contains customary events of default for loans of such nature. A substantial portion of future cash flow, if any, will be dedicated to the payment of principal and interest on Borrower’s indebtedness, and may not be sufficient to fund CPEX’s projected cash needs. CPEX may not be able to access additional sources of financing, if needed, on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of financing to fund the repayment of its debt could adversely affect CPEX’s financial condition and ability to make payments on its debt.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Currently, all of CPEX’s revenues to date have been generated from royalties on Auxilium’s sales of Testim, which may be subject to generic and branded competition in the future. Should sales of Testim decline, CPEX may be required to limit, scale back or cease operations.

All of CPEX’s revenues have been derived through royalty income from the only commercialized product utilizing CPEX’s CPE-215 technology, Testim®, which is sold by Auxilium. Though CPEX believes that Auxilium intends to continue commercialization of Testim, sales of this product are subject to the following risks, among others:

•	pressure from existing or new competing products, including branded and generic products, that may provide therapeutic, convenience or pricing advantages over Testim or may garner a greater share of the market;

•	the availability of reimbursement for the cost of such products and related treatment from third-party healthcare payors, such as the government, private insurance plans and managed care organizations;

•	growth of competitors in the androgen market where Testim® competes; and

•	commercialization priorities of Auxilium.

In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc., or Upsher-Smith, filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its proposed testosterone gel product does not infringe CPEX’s patent covering Testim®, U.S. Patent No. 7,320,968, or the ’968 Patent. The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of the product for which the ANDA was submitted. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied. CPEX and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the ’968 Patent. A patent issued by the U.S. Patent and Trademark Office, such as the ’968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court. Should Testim® sales be adversely impacted by any of the above risks, CPEX’s revenues will be reduced.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

In addition, Testim royalty income is dependent upon CPEX’s ability to maintain its intellectual property covering Testim. Should CPEX be unable to maintain its intellectual property position covering Testim, royalty income would be impaired.

If CPEX is unable to meet its responsibilities under any of its agreements, it may lose potential business and be subject to penalties and other damages.

CPEX has a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215 with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. This royalty stream is CPEX’s only source of current revenue. If CPEX does not maintain adequate patent protection for Testim, the royalty rate due to CPEX would be reduced to 2%. To date CPEX has not experienced a reduction in the royalty rate due to loss of patent protection and CPEX recently obtained patents that cover the application of testosterone with CPE-215 in the U.S. and in foreign countries that continue through 2023.

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

CPEX has filed a number of patent applications and has been granted licenses to, or has acquired, a number of patents. CPEX cannot be assured, however, that any of its issued or licensed patents will afford adequate protection to CPEX or its licensees. Furthermore, prosecuting an infringement claim is expensive and time consuming, and the outcome is unpredictable. CPEX cannot determine the ultimate scope and validity of patents that are now owned by or may be granted to third parties, the extent to which CPEX may wish, or be required, to acquire rights under such patents or the cost or availability of such rights. In the event that patent protection for technologies expire, or are not extended, revenues derived from such technologies may be reduced significantly.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

Products using CPEX technology may not achieve commercial success.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

If medical doctors do not prescribe CPEX’s products or the medical profession does not accept CPEX’s products, its ability to maintain its revenues will be limited.

CPEX’s business is dependent on market acceptance of its products by physicians, hospitals, pharmacists, patients and the medical community. At the present time the only marketed product using CPEX’s CPE-215 technology is Testim.  Ser-120, a product candidate for the treatment of nocturia is currently in Phase 3 trials utilizing CPEX patented intranasal drug delivery technology licensed to Allergan, Inc.  No further products are in development at the present time. Willingness to prescribe CPEX’s products depends on many factors, including:

•	perceived efficacy of its products;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of marketing strategy and the pricing of products;

•	publicity concerning CPEX’s products or competing products; and

•	ability to obtain or maintain third-party coverage or reimbursement.

Even though regulatory approval has been received for Testim, and even if any other product candidates developed by CPEX or incorporating its drug delivery technology receive regulatory approval, physicians may not prescribe these products if they are not promoted effectively. In addition, CPEX has a limited ability to influence factors that could affect success in marketing any such products, which include:

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

CPEX’s only product is Testim, which is licensed to and sold by Auxilium. CPEX has a licensing agreement with Auxilium pursuant to which CPEX licenses its CPE-215 with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. We are responsible for preparing, prosecuting and maintaining the Testim patents. In the event that we do not have, or do not maintain an enforceable patent in a country in which Auxilium products are sold, the royalty rate due to us from sales in that particular country reduces from the aforementioned rates to a rate in the low single-digits. This royalty stream is CPEX’s only source of current revenue. The license arrangement continues for an indefinite term but it is terminable by CPEX if Auxilium fails to make timely payments and may also be terminated by either party if (i) the other party becomes insolvent, (ii) the other party fails to cure a breach within 30 days or (iii) CPEX is dissolved.

If any of CPEX’s product candidates for which it receives regulatory approval do not achieve broad market acceptance, the potential revenues that CPEX may generate from their sales will be limited.

The commercial success of CPEX’s product candidates for which CPEX, or its strategic partners, obtains marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and coverage and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of CPEX’s approved products will depend on a number of factors, including:

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	changes in the standard of care for the targeted indications for either of CPEX’s product candidates could reduce the marketing impact of any superiority claims that CPEX could make following FDA approval;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

•	limitations inherent in the approved indication for either of CPEX’s product candidates compared to more commonly-understood or addressed conditions; and

•	potential advantages over, and availability of, alternative treatments.

CPEX’s, or its strategic partners, ability to effectively promote and sell its product candidates will also depend on pricing and cost effectiveness, including its ability to produce a product at a competitive price and its ability to obtain sufficient third-party coverage or reimbursement. CPEX will also need to demonstrate acceptable evidence of safety and efficacy as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with CPEX product candidates. If CPEX product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, CPEX may not generate sufficient revenue from these products, and CPEX may not become or remain profitable. In addition, CPEX’s, or its strategic partners, efforts to educate the medical community and third-party payors on the benefits of its product candidates may require significant resources and may never be successful.

Pharmaceutical pricing, changes in third-party reimbursement and governmental mandates are uncertain and may adversely affect CPEX.

Successful commercialization of CPEX’s products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party healthcare payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for CPEX’s products at all or for the duration of the recommended treatment with a drug, which could materially adversely affect CPEX’s, or its strategic partners, ability to commercialize that drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing. Some governmental agencies can compel companies to continue to produce products that are not profitable for the company due to insufficient supply. In the U.S., there have been a number of federal and state proposals to implement similar government controls. CPEX anticipates that there will continue to be a number of proposals in the U.S., as has been the case in many foreign markets. The announcement or adoption of such proposals could adversely affect CPEX. Further, CPEX’s, or its strategic partners, ability to commercialize its products may be adversely affected to the extent that such proposals materially adversely affect the business, financial condition and profitability of companies that are prospective strategic partners.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Any of CPEX’s products candidates may fail or be delayed in clinical trials.

Any human pharmaceutical product developed by CPEX or a collaboration partner of CPEX’s would require clearance by the FDA for sales in the United States and by comparable regulatory agencies for sales in other countries. The process of conducting clinical trials and obtaining FDA and other regulatory approvals is expensive, takes several years and cannot be assured of success. In order to obtain FDA approval of any new product candidates using CPEX’s technologies, a New Drug Application, or a NDA, must be submitted to the FDA demonstrating that the product candidate, based on preclinical research, animal studies and human clinical trials, is safe for humans and effective for its intended use. Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials designed to permit application for regulatory approval. CPEX’s product candidates may suffer significant setbacks in clinical trials, even in cases where earlier clinical trials show promising results. Any of CPEX’s new product candidates may produce undesirable side effects in humans that could cause CPEX, its strategic partners or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. CPEX or its collaboration partners, the FDA or other regulatory authorities, may suspend CPEX’s clinical trials at any time if it or they believe the trial participants face unacceptable health risks or if they find deficiencies in any of the regulatory submissions for the product candidate. Other factors that can cause delay or terminate clinical trials include:

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

A delay or termination of any of CPEX’s, or its strategic partners, clinical trials may have a material adverse effect on CPEX’s results of operations.

Regulatory approvals must be maintained for products incorporating CPEX’s technology and, if approvals are withdrawn, commercialization of these products must be suspended or abandoned.

Government regulations in the United States and other countries have a significant impact on CPEX’s business and affect the research, development and marketing of products incorporating its technology. In the United States and other countries, governmental agencies have the authority to regulate the distribution, manufacture and sale of drugs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and/or criminal prosecution. In addition, governmental regulations may be established that could modify or rescind regulatory approval of CPEX’s products.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

If CPEX cannot keep pace with rapid technological change and meet the intense competition in CPEX’s industry, it may not succeed.

CPEX’s success depends, in part, on achieving and maintaining a competitive position in the development of products and technologies in a rapidly evolving industry. Specifically, Testim®, CPEX’s sole commercial product, faces substantial competition from AndroGel®, marketed by Abbott Laboratories, Axiron®, marketed by Lilly USA, LLC, and Androderm®, marketed by Watson Pharmaceuticals, Inc.

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

The testing and marketing of pharmaceutical products entails an inherent risk of product liability. CPEX may be held liable to the extent that there are any adverse reactions from the use of its products. CPEX’s products involve new methods of delivery for drugs, some of which may require precautions to prevent unintended use, especially since they are designed for patients’ self-use rather than being administered by medical professionals. The FDA may require CPEX to develop a comprehensive risk management program for its products. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against CPEX or Footstar. If CPEX or Footstar cannot successfully defend themselves against product liability claims, they may incur substantial liabilities, lose market share or be required to limit commercialization of CPEX’s products.

Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	decreased demand for CPEX product candidates;

•	impairment of CPEX business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

As with many pharmaceutical products, the use of Testim sometimes under certain circumstances produces undesirable side effects or adverse reactions or events, which are referred to collectively as “adverse events.” For the most part, these adverse events are known, are expected to occur at some frequency and are described in the products’ labeling. Possible adverse events of Testim include potential harm to women, infants and children (Testim is not intended for use in women, infants or children), potentiation of enlargement of prostate gland, possible increased risk of prostrate cancer, lowered sperm count, swelling of ankles, feet or body (with or without heart failure), enlarged or painful breasts, sleep apnea, blood clots in legs, skin irritation, increased red blood cell count, headache and increased blood pressure.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

The Company owns the Mahwah Real Estate. We are currently in discussions with an interested buyer for the sale of the Mahwah Real Estate, however there can be no assurance that such discussions will be successful.

The Company through its investment in FCB Holdings owns a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire (the “Exeter Real Estate”). It is located approximately 50 miles north of Boston, Massachusetts. The Company is currently marketing this property for sale or lease.

In November 2011, Footstar Corporation entered into a 5-year lease for executive office space in New York, New York at an approximate annual expense of approximately $97,000.

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

Thom McAn

In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $1.5 million as of the date of this report, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Upsher-Smith Litigation

In October 2008, CPEX and Auxilium received notice that Upsher-Smith filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its proposed testosterone gel product does not infringe CPEX’s ‘968 Patent. The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of the product for which the ANDA was submitted. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied. CPEX and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the’ ‘968 Patent. A patent issued by the U.S. Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court.

CPEX has filed continuation and divisional applications with the USPTO relating to the ’968 Patent. Eight patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610, 7,935,690 and 8,083,029 were issued from these applications, which may provide further market protection. Each of these eight patents has been listed in the Orange Book with respect to Testim® . Additional patent application (U.S. Patent Publication No. 2008/0275013) was recently allowed, and is expected to issue soon.

CPEX and its affiliates will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ’968 Patent covering Testim® , sales of Testim® and royalties relating to Testim® sales could be materially reduced.

Item 4.	MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities

Our common stock, FTAR.OB, is quoted on the OTCBB and on the Pink Sheets LLC. Prices shown below reflect the quarterly high and low bid quotations for the common stock as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions and have not been adjusted for dividends. As of March 30, 2012, there were 1,979 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various banks and brokerage firms).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Information concerning the high and low closing bid quotations of our common stock is set forth below:

	HIGH	LOW
2010

First Quarter	$0.60	$0.22
Second Quarter	$0.45	$0.25
Third Quarter	$0.52	$0.34
Fourth Quarter	$0.55	$0.38

2011
First Quarter	$1.00	$0.40
Second Quarter	$0.95	$0.72
Third Quarter	$0.85	$0.65
Fourth Quarter	$0.78	$0.58

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

The Rights Agreement was amended by Amendment No. 2 in order to protect shareholder value by attempting to prevent a possible limitation on the Company’s ability to use its U.S. net operating loss carryovers. The Company has experienced significant losses in the United States, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules and regulations promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. To the extent that the net operating losses do not otherwise become limited, the Company believes that it may be able to utilize a portion of such losses and, therefore, these net operating losses could be a substantial asset to the Company. The use of such losses, however, is not assured and under many circumstances may be unlikely. For example, if the Company experiences an “ownership change” as defined in Section 382 of the Code, the Company’s ability to use the net operating losses could be severely limited. See “Item 1A. Risk Factors – We may be unable to realize the benefits of our net operating loss carryforwards.”

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Since Footstar emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $9.90 per common share, and which included a special cash distribution paid on April 30, 2007, in the amount of $5.00 per common share, totaling $104.8 million, a special cash distribution paid on June 3, 2008, in the amount of $1.00 per common share, totaling approximately $21.3 million and a special cash distribution paid on January 27, 2009, in the amount of $1.00 per common share, totaling approximately $21.5 million. Furthermore, since the Plan of Dissolution was approved, the Board of Directors has paid special cash distributions on May 6, 2009, in the amount of $2.00 per common share, totaling approximately $43.2 million, on September 10, 2009, in the amount of $0.40 per common share, totaling approximately $8.6 million, on December 16, 2009, in the amount of $0.35 per common share, totaling approximately $7.6 million, on March 12, 2010, in the amount of $0.10 per common share, totaling approximately $2.2 million, and on September 27, 2010, in the amount of $0.05 per common share, totaling approximately $1.2 million.

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at December 31, 2011. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our shareholders could receive less than we currently estimate.

In addition, please refer to “Introductory Note” above, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” below, for further information with respect to the wind-down of the Company’s businesses in connection with the termination of the Kmart Agreement, including the CPEX Transaction and the Reorganization, which may cause the cessation or affect the amounts and timing of future liquidation payments.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	54,000	$26.00	—

Equity compensation plans not approved by security holders	2,508,640	$0.50	—

Total	2,562,640	$1.00	—

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Our stock plans include the shareholder-approved 1996 Incentive Compensation Plan (the “1996 Plan”), the non-shareholder-approved 2000 Equity Incentive Plan (the “2000 Plan”) and the shareholder approved 2006 Non Employee Director Stock Plan (the “2006 Plan”). Pursuant to its terms, no further grants are permitted to be made under the 2006 Plan. On May 5, 2009, the Company de-registered all of the securities registered under the 1996 Incentive Compensation Plan and the 2000 Equity Incentive Plan that remain unsold. The Company has no plans to make additional grants under any of these plans.

In 2011, Adam W. Finerman, a non-employee director, elected to receive his full retainer ($50,000) for fiscal 2011 in the form 68,332 shares of restricted stock.

Recent Sales of Unregistered Securities

Effective as of December 31, 2011, the Company issued shares of common stock having an aggregate fair value of $12,500 on such date, or 20,492 shares, to Adam Finerman, a non-employee director, in lieu of cash compensation for his service as a director during the fourth fiscal quarter of 2011 to which he would have otherwise been entitled.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the 2011 fiscal year.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words such as “anticipate,” “estimates,” “should,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our financial statements, business, results of operations, liquidity, future operating or financial performance and other future events and circumstances. Factors that could affect our forward-looking statements include, among other things:

•	the impact of any dividends or any other special distributions to stockholders on the Company’s future cash requirements and liquidity needs;

•	under the Plan of Dissolution, the Company’s remaining assets will be disposed of, known liabilities will be paid or provided for and reserves will be established for contingent liabilities, with only any remaining assets available for ultimate distribution;

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

•	uncertainties exist as to the disposition value of our remaining assets as well as the amount of our liabilities and obligations, and, in connection with the Plan of Dissolution and our Dissolution, there can be no assurance as to the amount of any cash or other property that may potentially be distributed to stockholders or the timing of any distributions;

•	we do not expect to be able to fully realize the benefits of our net operating loss carry forwards;

•	the difficulty of marketing our Mahwah Real Estate or the Exeter Real Estate, on satisfactory terms, taking into account the current state of the real estate market; and

•	uncertainties relating to CPEX’s future operations and performance.

The Company is currently pursuing the Reorganization to permit stockholders to continue to participate in earnings resulting from the Plan of Reorganization, if any, after Footstar is completely dissolved. Specifically, the Company is taking the actions necessary to distribute the common stock of Xstelos, the successor to the Company, to the Company’s existing stockholders.

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

RECENT EVENTS

See the “Introductory Note” at the beginning of this Annual Report on Form 10-K.

OVERVIEW

The following points highlight the Company’s operations, cash flows and financial position for the year ended December 31, 2011:

•	As of December 31, 2011, the Company had $0.6 million of cash and cash equivalents

•	We are currently in discussions with an interested buyer for the sale of the Mahwah Real Estate, however there can be no assurance that such discussions will be successful

•	Footstar invested $3.2 million for an 80.5% interest in FCB I Holdings Inc., an indirect subsidiary

•	Footstar invested $4.0 million in a marketable security

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

FCB Holdings Results of Operations

As discussed in Notes 1 and 2 to the consolidated financial statements, the consolidated financial statements of the Company are presented on the liquidation basis of accounting. The 80.5% ownership of FCB Holdings has been reflected in the accompanying consolidated financial statements as an investment at its estimated net realizable value.

The following is a discussion of the results of operations for CPEX, FCB Holdings wholly owned operating company, for the period April 5, 2011, the date the CPEX Transaction was consummated, to December 31, 2011 (in millions as reflected on a going concern basis in accordance with GAAP):

Royalty Revenue

Royalty revenue generated from the licensing agreement associated with Testim® was approximately $19.4 million for the period April 5, 2011 through December 31, 2011.

General and Administrative Expenses

General and administrative expenses totaled $3.2 million for the period April 5, 2011 through December 31, 2011, which included the cost of salaries, severance and other benefits for associates that have been terminated, legal and professional fees and building costs. The terminated associates and some legal and professional fees are related to the acquisition of CPEX.

Amortization

Amortization totaled $3.0 million relating to intangible assets comprised of CPEX’s patents and related license agreement associated with Testim®, for the period April 5, 2011 through December 31, 2011.

Net Interest

Interest expense of $8.7 million for the period April 5, 2011 through December 31, 2011 was due to interest on loans related to financing the CPEX Transaction.

Net Income

The net income for period April 5, 2011 through December 31, 2011 attributable to the Company’s 80.5% controlling interest in FCB Holdings was $3.5 million and the net income for period April 5, 2011 through December 31, 2011 attributable to the 19.5% non-controlling interest in FCB Holdings was $0.9 million.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Liquidity and Capital Resources

The Company has and continues to incur additional severance, liquidation costs and professional fees in connection with the wind-down of its business. The Company intends to fund such cash requirements through current balances in cash and cash equivalents. At December 31, 2011, we had cash and cash equivalents of approximately $0.6 million.

Factors that could affect our short and long term liquidity include, among other things, any change in the estimated net realizable value of CPEX, the payment of any further dividends or distributions, our ability to market our Mahwah Real Estate or Exeter Real Estate on acceptable terms, managing costs associated with the management, liquidation and dissolution of the Company and the success of the Reorganization. Specifically, the Company is taking the actions necessary to distribute the common stock of Xstelos, the successor to the Company, to the Company’s existing stockholders.

Although we cannot reasonably assess the impact of all of these or other uncertainties, we believe that our cash will be sufficient to fund our working capital needs and anticipated expenses for at least until the date of our liquidation.

Because of the uncertainties as to the ultimate settlement amount of our remaining liabilities and expenditures we will face during liquidation, we are not able to predict with precision or certainty specific amounts, or timing, of future liquidation distributions. At the present time, we are not able to predict with certainty whether sales proceeds from our remaining assets will differ materially from amounts recorded for those assets on our statement of net assets at December 31, 2011. To the extent that the value of our assets is less than we anticipate, or the amount of our liabilities or the amounts that we expend during liquidation are greater than we anticipate, our stockholders could receive less than we currently estimate.

Long term debt

In connection with the CPEX Transaction, the Borrower, an indirect majority-owned subsidiary of the Company, borrowed approximately $64 million pursuant to the Term Loan Agreement. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16% per annum, with a minimum LIBOR rate of 1%, and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim® expire, and contains customary events of default for loans of such nature. In addition, FCB Holdings, which is 80.5% owned by Footstar Corporation, a wholly-owned subsidiary of the Company, borrowed $13 million pursuant to two bridge loan agreements, which amounts were repaid prior to April 9, 2011, the maturity date for such loans. See Note 1 to the consolidated financial statements for further discussion of the loans.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.5 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and December 31, 2011, the remaining balance held by the beneficiaries totals $1.5 million and $1.2 million and is recorded in prepaid expenses and included as a liability in accounts payable and accrued expenses. On July 26, 2011, the Company recovered $0.25 million from our Workers Compensation in insurance programs.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial statements.

Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less from the date acquired and stated at cost that approximates their fair market value. At times Footstar has cash and cash equivalents balances in excess of the FDIC and SIPC insured limits.

Real Estate

Footstar has been marketing its Mahwah Real Estate since May 5, 2007, and is currently in discussions with an interested buyer for the sale of the Mahwah Real Estate, however there can be no assurance that such discussions will be successful. Footstar Corporation estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million, although it may be sold for a price substantially more than such amount. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

The accrued obligation for these self-insurance programs was approximately $1.2 million at the end of fiscal year 2011 and $1.5 million at the end of fiscal year 2010. Because loss development factors are estimates at a point in time, should unknown claim issues, such as adverse medical costs, occur, develop or become realized over the course of the claim, actual claim payments could materially differ from our accrued obligation.

Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards and temporary differences, which is available to reduce taxable income in future periods subject to many conditions and contingencies.

As of December 31, 2011 we have recorded net deferred tax assets of $51.1 million and a related valuation allowance of $51.1 million. In connection with the preparation of our fiscal years 2011 and 2010 consolidated financial statements, we reviewed the valuation of our deferred tax assets based on objective positive evidence along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and the liquidation of our Kmart business. For accounting purposes, we cannot be certain of any long-term future profits to utilize our deferred tax assets. As a result, we could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements And Supplementary Data

The report of the independent registered public accounting firm, the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements called for by this Item 8 are filed as part of this Annual Report. An index to the Consolidated Financial Statements is provided under Item 15, “Exhibits”, beginning at page F-1 below.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

The Company’s Chief Executive Officer, President and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our Chief Executive Officer, President and Chief Financial Officer) concluded that, as of December 31, 2011, we had not identified any material weakness in our internal control over financial reporting and our internal control over financial reporting was effective.

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

None

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

Officers

The information concerning the Company’s executive officers set forth in Part I, Item 1 under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Directors

Our Board of Directors (the “Board”) currently consists of three members divided into three classes with one director in each of the three classes. Directors have been appointed on a staggered term basis, so that each year the term of office of one class will expire and the terms of office of the other classes will extend for additional periods of one and two years, respectively. Currently, the term of Class II directors expired in 2011; and the term of Class III directors expires at our 2012 annual meeting; and the term of Class I directors expires at our 2013 annual meeting. Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

Steven D. Scheiwe, 51, Class I            Director Since 2012

Mr. Scheiwe is currently the President of Ontrac Advisors, Inc., which provides analysis and business management services to public and private entities. Mr. Scheiwe originally served as a director of Footstar, Inc. from July 2007 to May 2009, and was re-elected to the Board in March 2012. Mr. Scheiwe has been a director of Hancock Fabrics, Inc., a fabric retailer, since August 2009 and a director since August 2008, and is a member of its audit, management review and compensation and nominating and corporate governance committees. He is also a director and member of the audit and compensation committees of FiberTower Corporation, a wireless backhaul services provider, and has held those positions since 2006; currently a director and member of the audit and the nominating and corporate governance committees of Primus Telecommunications Group, Inc., an integrated facilities-based communications services provider (“Primus”), which positions he has held since August 2010, chairman of Primus’ audit committee, and previously served as a member of Primus’ compensation committee; and also serves as a director and member of the restructuring committee of Inner City Media Corporation.  Mr. Scheiwe also formerly served as a director of Movie Gallery, Inc., Zemex Minerals Group, Inc., American Restaurant Group, Inc., Friedman’s, Inc. and General Chemical Industrial Products, Inc. Mr. Scheiwe has extensive business management experience with both public and private companies.  Mr. Scheiwe also has served on the boards of several organizations of varying sizes.  Mr. Scheiwe’s business management experience and experience serving on various audit and compensation committees are a valuable asset to the Board of Directors.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and more than 10% shareholders to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all Section 16(a) filings were timely made in fiscal 2011.

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

In order to provide flexibility in the winding down of the Company following its dissolution on May 5, 2009, the Company amended its bylaws on July 27, 2009 to make the establishment of a separate Audit Committee of the Board permissive. Therefore, subsequent to July 27, 2009, the entire Board of Directors served the function of the Audit Committee. The Board has determined that Mr. Scheiwe qualifies as an “audit committee financial expert” in accordance with SEC rules. This designation is an SEC disclosure requirement related to Mr. Scheiwe’s experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on Mr. Scheiwe.

Item 11.	Executive Compensation

Jonathan Couchman

Mr. Couchman was appointed President of the Company on January 1, 2009. Mr. Couchman is currently employed by the Company on an “at will” basis. As of fiscal 2011 year end, Mr. Couchman did not have an employment agreement with the Company. Mr. Couchman is the Company’s sole executive officer.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On March 15, 2010, Footstar issued shares of common stock having an aggregate fair value of $500,000 on the grant date, or 2,173,913 shares, to Jonathan M. Couchman, in lieu of any cash compensation for base salary for Mr. Couchman’s services as President, Chief Executive Officer and Chief Financial Officer for the twelve months commencing March 1, 2010.

On March 15, 2010, Mr. Couchman, Chief Executive Officer and Chief Financial Officer, was awarded a stock option to purchase up to 2,500,000 shares of Footstar’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the tenth anniversary of the grant date. Footstar believed that granting a stock option with an exercise price substantially above the market price per share at the time of the grant would further incentivize Mr. Couchman to work to maximize stockholder value.

Included in Mr. Couchman’s original stock option agreement of March 15, 2010, is a provision that the Board of Directors is required to adjust the agreement to reflect certain changes, including the declaration of cash dividends. On November 21, 2011, based on the Board of Directors declaration of a special cash distribution of $0.05 per share of the Company’s common stock on October 7, 2010, the Company’s Board of Directors reduced Mr. Couchman’s exercise price by $0.05 in accordance with the terms of the initial grant, from $0.40 to $0.35. No other terms of the options were modified.

On January 6, 2012, the independent directors of the Board unanimously approved the payment of a discretionary cash bonus of $500,000 to Mr. Couchman on account of his superior performance in 2011. The discretionary cash bonus was awarded in recognition of the extraordinary leadership of the Company by Mr. Couchman in 2011, including without limitation in the Company’s negotiations with and subsequent CPEX Transaction, which was completed on April 5, 2011, the completion of financing arrangements in connection with the CPEX Transaction, and the management of the Company after the CPEX Transaction, including restructuring and integrating CPEX’s assets with those of the Company.

Compensation Committee

In order to provide flexibility in the winding down of the Company following its dissolution on May 5, 2009, the Company amended its bylaws on July 27, 2009 to make the establishment of a Compensation Committee of the Board permissive. Accordingly, beginning at the end of fiscal 2009, the Company has not maintained a standing Compensation Committee. In lieu thereof, each of Messrs. Davis, Couchman and Finerman participated in the consideration of executive officer and director compensation, including establishing the policies that govern the implementation, administration and interpretation of all aspects of our compensation program, except that Mr. Couchman does not participate in the consideration of compensation for his services as an officer of the Company. Mr. Davis resigned from the Company’s Board of Directors effective March 1, 2012.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid during fiscal 2011 and 2010 to, or earned by, each of the named executive officers for fiscal 2011.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Option Awards ($)(1)	All Other Compensation ($)	TOTAL ($)

Jonathan M. Couchman Chairman, Chief	2011	$494,718	$500,000	$-	$-	$994,718
Executive Officer and President	2010	$513,155	$-	$214,949	$-	$728,104

(1)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with Black-Scholes option pricing model and FASB ASC Topic 718.

(2)	The bonus to Mr. Couchman was awarded in January 2012 in respect of his performance in fiscal year 2011.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

The table below reflects all outstanding equity awards for named executive officers as of December 31 , 2011.

OPTION AWARDS
	Number of Securities	Option
	Underlying	Exercise
	Unexercised Options	Price	Option Expiration
Name	(#) Exercisable	($)	Date

Jonathan M. Couchman	2,500,000	$0.35	March 14, 2020

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

During 2011, at the election of Mr. Finerman, the Company issued shares of common stock quarterly having an aggregate fair value of $50,000 or 68,332 shares, in lieu of cash compensation for his service as director in 2011 to which he would otherwise be entitled.

Director Compensation Table

The table below summarizes the director compensation paid by the Company to non-employee directors for fiscal 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Eugene I. Davis (1)	$50,000	$-	$-	$50,000

Adam W. Finerman (2)	$50,000	$-	$-	$50,000

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

(1)	Mr. Davis resigned from his position as a member of the Board of Directors of the Company effective March 1, 2012.

(2)	Mr. Finerman elected to receive his full retainer ($50,000) in 68,332 shares of stock.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table sets forth, to the best of our knowledge, information as to the ownership of our common stock as of March 30, 2012 held by (1) each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our directors and named executive officers; and (3) all of our directors and executive officers as a group. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons, and includes options to purchase shares of our common stock exercisable within 60 days of March 30, 2012. The percentage of shares owned is based on 24,252,206 shares outstanding as of March 30, 2012, and, if applicable, includes options to purchase shares of our common stock exercisable within 60 days of March 30, 2012.

	SHARES BENEFICIALLY OWNED
	(1)
NAME OF BENEFICIAL OWNER (2)	NUMBER		PERCENT
Jonathan M. Couchman	13,563,578	(3)	50.7%
Steven D. Scheiwe	50,497		<1%
Adam W. Finerman	375,519		1.5%
All directors and executive officers as a group (three persons)	13,989,594	(3)	52.3%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes sole voting and investment power with respect to securities, and includes restricted or deferred shares. Each beneficial owner’s percentage ownership of common stock is determined by assuming that options that are held by such person, but not those held by any other person, and that are exercisable within 60 days of March 30, 2012, have been exercised.

(2)	The business address of the directors and executive officers is Footstar, Inc., 933 MacArthur Boulevard, Mahwah, New Jersey 07430.

(3)	The amount shown includes 2,500,000 shares issuable pursuant to stock options with an exercise price of $0.35 per share which, as of March 30, 2012, were currently exercisable or would become exercisable within 60 days.

The information in the section entitled “Equity Compensation Plan Information” set forth in Part II, Item 5 hereof is incorporated into this Item 12 by reference.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Item 13.	Certain Relationships And Related Transactions, And Director Independence

Company Policy and Procedure Regarding Transactions with Related Persons

The Board has determined the absence of any “related person transaction” since the beginning of fiscal 2011 involving any director, director nominee or executive officer of the Company, any known 5% stockholder of the Company or any immediate family member of any of the foregoing persons (together “related persons”). A “related person transaction” generally means a transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year end for the last two completed fiscal years (determined without regard to the amount of profit or loss involved in the transaction) and in which a related person had or will have a direct or indirect material interest (as determined under SEC rules related to related person transactions).

Director Independence

The Company is not subject to the listing requirements of any securities exchange or Nasdaq because the Common Stock of the Company is quoted on the over-the-counter bulletin board. However, the Board has adopted the independence criteria established by Nasdaq for determining director independence. The Board has determined that of our current Board members each of Messrs. Scheiwe and Finerman are independent as defined under the listing requirements of Nasdaq. The Board does not have a separately standing Nominating, Compensation or Audit Committee at this time. Mr. Couchman is not considered independent under Nasdaq’s listing standards applicable to Audit Committee members.  In making its determinations regarding these directors, the Board assessed all of the information provided by each director in response to inquiries concerning his independence and concerning any business, family, employment, transactional, or other relationship or affiliation of such director with the Company. A copy of the Company’s Director Independence Standards is available at the Corporate Governance section of the Company’s website at www.footstar.com.

Item 14.	Principal Accounting Fees And Services

On August 16, 2010, the Audit Committee of the Company’s Board of Directors engaged Eisner Amper LLP (“EisnerAmper”) to serve as the Company’s new independent registered public accounting firm following the combination of Eisner LLP with Amper, Politziner & Mattia, LLP (“Amper”), which had previously served as the Company’s independent registered public accounting firm.

During the Company’s fiscal years 2010 and 2011, the Company did not consult with either EisnerAmper or Amper regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of EisnerAmper on the consolidated financial statements of the Company as of and for the fiscal years 2010 and 2011 did not contain an adverse opinion or a disclaimer of opinion.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

In connection with the audits of the Company’s consolidated financial statements for the fiscal years 2010 and 2011 there were (i) no disagreements between the Company and EisnerAmper or with Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EisnerAmper or Amper, would have caused EisnerAmper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

The following is a summary of the fees billed to the Company by EisnerAmper for professional services rendered for 2011 and by Amper for professional services rendered for 2010.  These fees are for work invoiced in the fiscal years indicated.

	2011	2010
Audit Fees (1)	$63,000	$35,000
Audit-Related Fees	196,000	-
Tax Fees	-	-
All Other Fees	-	-
Total fees	$259,000	$35,000

(1)	Audit Fees were for professional services rendered for audits of the Company’s consolidated financial statements, consents and review of reports filed with the SEC.

The fees paid or payable for services rendered by Amper for 2010 were as follows:

2010
Audit Fees (1)	$16,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$16,000

(1)	Audit Fees were for professional services rendered for audits of the Company’s consolidated financial statements, consents and review of reports filed with the SEC.

All services performed by our independent registered public accounting firm in fiscal 2011 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform. The policy also requires that requests or applications to provide services that require specific approval, in each of the specified categories, be presented to the Audit Committee for pre-approval together with a statement as to whether such request or application is consistent with application rules on auditor independence. Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Any services for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee where fees do not exceed $50,000. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. Any proposed services exceeding the pre-approval fee levels require specific pre-approval by the Audit Committee. During fiscal 2011, the Audit Committee approved each new engagement of EisnerAmper in advance.

In order to provide flexibility in the winding down of the Company following its dissolution on May 5, 2009, the Company amended its bylaws on July 27, 2009 to make the establishment of a separate Audit Committee of the Board permissive. Therefore, subsequent to July 27, 2009, the entire Board of Directors served the function of the Audit Committee.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Page

The following financial statements are included within this report:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Net Assets in Liquidation as of December 31, 2011 and January 1, 2011 (Liquidation Basis)	F-3

Consolidated Statement of Changes in Net Assets in Liquidation – For the periods January 2, 2010 through January 1, 2011 and January 2, 2011 through December 31, 2011 (Liquidation Basis)	F-4

Notes to Consolidated Financial Statements	F-5

(a)(3) Exhibits

21.1	Subsidiaries of Footstar, Inc.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOTSTAR, INC.

By:	/s/JONATHAN M. COUCHMAN
	Name:	Jonathan M. Couchman
	Title:	President, Chief Executive Officer and Chief Financial Officer March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/JONATHAN M. COUCHMAN	President & Chief Executive	March 30, 2012
Jonathan M. Couchman	Officer

/s/JONATHAN M. COUCHMAN	Chief Financial Officer &	March 30, 2012
Jonathan M. Couchman	Principal Accounting Officer

/s/ADAM W. FINERMAN	Director	March 30, 2012
Adam W. Finerman

/s/STEVEN D. SCHEIWE	Director	March 30, 2012
Steven D. Scheiwe

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit Number	DESCRIPTION
2.1	Joint Plan of Reorganization and related Disclosure Statement as filed with the United States Bankruptcy Court for the Southern District of New York (Case No. 04-22350(ASH)) on November 12, 2004 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 to Footstar, Inc.’s Current Report on Form 8-K filed on November 15, 2004 and to Exhibit 2.1 to Footstar, Inc.’s Current Report on Form 8-K filed on November 23, 2004).

2.2	First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code as filed with the Bankruptcy Court for the Southern District of New York (Case No. 04-22350 (ASH)) on November 30, 2005 and related Disclosure Statement (incorporated by reference to Exhibits 2.1 and 2.2 to Footstar, Inc.’s Current Report on Form 8-K filed on December 2, 2005 and to Exhibit 2.1 to Footstar, Inc.’s Current Report on Form 8-K filed on February 2, 2006).

2.3	Plan of Complete Liquidation of Footstar, Inc. (incorporated by reference to Exhibit 2.1 of Footstar, Inc.’s Form 8-K filed on May 09, 2008).

2.4	Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (incorporated by reference to Annex A of Footstar, Inc.’s definitive Proxy Statement filed on April 6, 2009).

2.5	Agreement and Plan of Merger, dated as of January 3, 2011, by and among CPEX Pharmaceuticals, Inc., FCB I Holdings Inc. and FCB I Acquisition Corp. (incorporated by reference to Exhibit 2.1 of Footstar, Inc.’s Form 8-K filed on January 6, 2011).

2.6	Agreement and Plan of Merger, dated as of February 14, 2011, by and among Footstar, Inc. and Footstar Acquisition, Inc. (incorporated herein by reference to Appendix A to the preliminary proxy statement on Schedule 14A filed on February 14, 2011).

2.7	Plan of Reorganization dated January 23, 2012 by and between Xstelos Holdings, Inc. and Footstar, Inc. (incorporated by reference to Exhibit 2.1 of Footstar, Inc.’s Form 8-K filed on January 25, 2012).

3.1	Second Amended and Restated Certificate of Incorporation of Footstar, Inc. and Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Footstar, Inc. (incorporated by reference to Exhibits 3.1 and 3.2 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).

3.2	Amended and Restated Bylaws of Footstar, Inc. (incorporated by reference to Exhibit 3.1 to Footstar Inc.’s Form 8-K filed on July 29, 2009).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Exhibit Number	DESCRIPTION
4.1	Rights Agreement, dated as of March 8, 1999, between Footstar, Inc. and Chase Mellon Shareholder Services, L.L.C. (now Mellon Investor Services LLC), as Rights Agent, which includes, as Exhibit A, the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Footstar, Inc., as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 1 to Footstar, Inc.’s Form 8-A filed on March 9, 1999).

4.2	Amendment No. 1 to the Rights Agreement dated as of May 31, 2002, between Footstar, Inc. and Mellon Investor Services LLC (formerly chase Mellon Shareholder services L.L.C.), as rights agent, which includes as Exhibit C, the modified and amended Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to Footstar, Inc.’s Form 8-A/A filed on June 4, 2002).

4.3	Amendment No. 2 to the Rights Agreement, dated as of February 4, 2009, between Footstar, Inc. and Mellon Investor Services LLC (formerly chase Mellon Shareholder services L.L.C.), as rights agent (incorporated by reference to Exhibit 4.1 to Footstar’s Current Report on Form 8-K filed on February 4, 2009).

10.1	Amended and Restated Master Agreement dated as of August 24, 2005 by and between Kmart Corporation, Sears Holding Corporation as guarantor of payments to be made by Kmart Corporation and Footstar, Inc. (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on August 26, 2005).

10.2	1996 Incentive Compensation Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.3 to Footstar, Inc.’s Amendment No. 5 to Form 10/A filed on September 13, 1996).*

10.3	Form of Restricted Stock Agreement with Executive Officers (incorporated by reference to Exhibit 10.2(a) to Footstar, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A filed on March 16, 2006).*

10.4	Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to Footstar, Inc.’s Current Report on Form 8-K filed on February 7, 2006).*

10.5	First Amendment, dated June 17, 2008, to Footstar, Inc. 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.4 to Footstar’s Quarterly Report on Form 10-Q filed on August 6, 2008).*

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Exhibit Number	DESCRIPTION
10.6	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.3(b) to Footstar, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A filed on March 16, 2006).*

10.7	1996 Non-Employee Director Stock Plan of Footstar, Inc. (incorporated by reference to Exhibit 10.4 to Footstar, Inc.’s Amendment No. 5 to Form 10/A filed on September 13, 1996).*

10.8	Employment Agreement with Michael J. Lynch dated as of December 16, 2005 (incorporated by reference to Exhibit 10.3 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.9	Employment Agreement with Maureen Richards dated as of December 16, 2005 (incorporated by reference to Exhibit 10.5 of Footstar, Inc.’s Current Report on Form 8-K filed on December 22, 2005).*

10.10	Footstar, Inc. Senior Executive Base Salary Review (incorporated by reference to Item 1.01 of Footstar, Inc.’s Current Report on Form 8-K filed on March 24, 2006).*

10.11	Employment Agreement, by and between Craig Haines and Footstar, Inc., dated as of December 30, 2005 (incorporated by reference to Footstar, Inc.’s Current Report on Form 8-K filed on March 24, 2006).*

10.12	Employment Agreement, by and between Jonathan M. Couchman and Footstar, Inc., dated as of December 9, 2008 (incorporated by reference to Footstar Inc.’s Current Report on Form 8-K filed on December 9, 2008).*

10.13	Footstar, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Footstar, Inc.’s Annual Report on Form 10-K filed on March 28, 1997, Reg. No. 001-11681).*

10.14	Supplemental Retirement Plan for Footstar, Inc., as Amended and Restated effective on June 19, 2002 (incorporated by reference to Exhibit 10.9(a) to Footstar, Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2002, Reg. No. 001-11681).*

10.15	2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Footstar, Inc.’s Annual Report on Form 10-K filed on March 31, 2000, Reg. No. 001-11681).*

10.16	Intellectual Property Purchase Agreement, dated as of April 3, 2008, by and among Footstar Corporation, Sears Brands LLC and Sears Holdings Corporation (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Exhibit Number	DESCRIPTION
10.17	Master Agreement Amendment, dated as of April 3, 2008, by and among Footstar, Inc., Kmart Corporation, certain affiliates of Kmart Corporation and Sears Holdings Corporation (incorporated by reference to Exhibit 10.2 of Footstar, Inc.’s Current Report on Form 8-K filed on April 04, 2008).

10.18	First Amendment to Amended and Restated Exit Credit Agreement dated May 9, 2008 by and among Footstar, Inc., and Footstar Corporation as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent for itself and the Lenders, as swingline lender, as issuing bank and as collateral agent (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on May 9, 2008).

10.19	Second Amendment, dated March 31, 2009, to Footstar, Inc. 2009 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Current Report on Form 8-K filed on April 6, 2009).*

10.20	Bridge Loan Agreement, dated as of April 5, 2011, by and among FCB I Holdings Inc., Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 of Footstar, Inc.’s Form 8-K filed on April 6, 2011).

10.21	Bridge Loan Agreement, dated as of April 5, 2011, by and between FCB I Holdings Inc. and Footstar Corporation. (incorporated by reference to Exhibit 10.2 of Footstar, Inc.’s Form 8-K filed on April 6, 2011).

10.22	Loan Agreement, dated as of January 3, 2011, by and among FCB I LLC, The Bank of New York Mellon, as Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Footstar, Inc.’s Form 8-K filed on April 6, 2011).

21.1	Subsidiaries of Footstar, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Net Assets in Liquidation as of December 31, 2011 and January 1, 2011 (Liquidation Basis)	F-3

Consolidated Statements of Changes in Net Assets in Liquidation — For the periods January 2, 2010 through January 1, 2011 and January 2, 2011 through December 31, 2011 (Liquidation Basis)	F-4

Notes to Consolidated Financial Statements	F-5

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Footstar, Inc.:

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of Footstar, Inc. and Subsidiaries (“the Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for the periods January 3, 2010 through January 1, 2011 and January 2, 2011 to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of Footstar, Inc. and Subsidiaries as of December 31, 2011 and January 1, 2011 and their consolidated changes in net assets in liquidation for the periods January 3, 2010 through January 1, 2011 and January 2, 2011 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey

March 30, 2012

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Statements of Net Assets in Liquidation

December 31, 2011 and January 1, 2011 (Liquidation Basis)

($ in millions)

	December 31, 2011	January 1, 2011
Current assets:
Cash and cash equivalents	$0.6	$8.7
Marketable security, at fair value	4.0	-
Prepaid expenses	1.2	1.6
Receivable from FCB I Holdings Inc.	0.2	-
Investment in FCB I Holdings Inc.	3.2	-
Real estate	6.2	6.2
Security deposit	0.1	-
Total assets	15.5	16.5

Current liabilities:
Accounts payable and accrued expenses	3.5	4.2
Other Liabilities	1.0	2.5
Total liabilities	4.5	6.7

Net Assets in Liquidation	$11.0	$9.8

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Consolidated Statements of Changes in Net Assets in Liquidation
For the Periods January 2, 2010 through December 31, 2011
(Liquidation Basis)
($ in millions)

Net Assets in liquidation January 3, 2010	$10.0
Other cash proceeds received	1.4
Changes in liquidation accruals	1.2
Stock issued in lieu of compensation liability	0.6
Cash distribution to shareholders	(3.4)

Net Assets in Liquidation – January 1, 2011	9.8

Other cash proceeds received	1.1
Cash received from FCB I Holdings Inc.	0.8
Changes in liquidation accruals	(1.0)
Receivable from FCB I Holdings Inc.	0.2
Bridge loan to FCB I Holdings Inc.	(3.0)
Repayment of bridge loan from FCB I Holdings Inc.	3.0
Unrealized gain on marketable security	0.1

Net Assets in Liquidation – December 31, 2011	$11.0

See accompanying notes to consolidated financial statements.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

1.	Nature of Company

Footstar, Inc. (“Footstar”, the “Company”), a Delaware corporation, is a holding company that is currently winding down pursuant to the Amended Plan of Complete Dissolution and Liquidation of Footstar, Inc. (the “Plan of Dissolution” as discussed below), which was adopted by Footstar’s stockholders on May 5, 2009. See also Note 14 Subsequent Events that discusses our plan of reorganization.

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

In May 2008, the Board of Directors determined that it was in the best interests of Footstar and its shareholders to liquidate and ultimately dissolve after the expiration of the Kmart Agreement in December 2008 (and other miscellaneous contracts through the end of such term) and to sell and/or dispose of any of Footstar’s other remaining assets, including its owned property in Mahwah, New Jersey, which contains its corporate headquarters building, improvements and 21 acres of underlying land (collectively, the “Mahwah Real Estate”), and previously housed the footwear business. Under the terms of the Kmart Agreement, Kmart was required to purchase from Footstar all of the remaining inventory in the Kmart footwear departments at values set forth in the Kmart Agreement. The process of selling the inventory to Kmart commenced immediately after the expiration of the Kmart Agreement on December 31, 2008. Footstar’s principal remaining non-cash asset consisted of the Mahwah Real Estate.

Also in May 2008, the Board of Directors approved the Plan of Complete Liquidation of Footstar, Inc. (the “Original Plan”), which provided for the complete liquidation and ultimate dissolution of Footstar after expiration of the Kmart Agreement in December 2008.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

On March 5, 2009, the Board of Directors adopted and approved the Plan of Dissolution. The Plan of Dissolution reflects technical and legal changes to the Original Plan consistent with the Delaware General Corporate Law and was intended to modify, supersede and replace the Original Plan in order to more efficiently facilitate the liquidation and dissolution of Footstar in the best interests of its shareholders. The Plan of Dissolution provides for the complete, voluntary liquidation of the Company providing for the sale of its remaining assets and the wind down of the Company’s business as described in the Plan of Dissolution and of the distributions of available cash to stockholders as determined by the Board of Directors. On May 5, 2009, at a special meeting of stockholders of Footstar, the stockholders adopted and approved the Plan of Dissolution with Footstar’s dissolution. Subsequent to such time, the Board of Directors moved forward with the liquidation and worked toward selling all of Footstar’s remaining assets and settling all claims.

Since Footstar emerged from bankruptcy on February 7, 2006, the Board of Directors has declared special cash distributions totaling $9.90 per common share, and which included a special cash distribution paid on April 30, 2007, in the amount of $5.00 per common share, totaling $104.8 million, a special cash distribution paid on June 3, 2008, in the amount of $1.00 per common share, totaling approximately $21.3 million and a special cash distribution paid on January 27, 2009, in the amount of $1.00 per common share, totaling approximately $21.5 million. Furthermore, since the Plan of Dissolution was approved, the Board of Directors has paid special cash distributions on May 6, 2009, in the amount of $2.00 per common share, totaling approximately $43.2 million, on September 10, 2009, in the amount of $0.40 per common share, totaling approximately $8.6 million, on December 16, 2009, in the amount of $0.35 per common share, totaling approximately $7.6 million, on March 12, 2010, in the amount of $0.10 per common share, totaling approximately $2.2 million, and on September 27, 2010, in the amount of $0.05 per common share, totaling approximately $1.2 million.

In August 2010, the Board of Directors was made aware of an opportunity regarding a potential strategic transaction with CPEX Pharmaceuticals, Inc. (“CPEX”), an emerging specialty pharmaceutical company whose shares were traded on the Nasdaq Capital Market under the symbol “CPEX”. Substantially all of CPEX’s revenue is a royalty stream under a licensing agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) pursuant to which CPEX licenses its CPE-215® technology with a testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim®. Testim® is a gel for testosterone replacement therapy, which is a formulation of CPEX’s technology with testosterone. Auxilium is currently marketing Testim® in the United States, Europe and other countries. From August 2010 through January 3, 2011, Footstar negotiated the terms of a strategic merger transaction with CPEX pursuant to which CPEX would become a majority-owned indirect subsidiary of Footstar (the “CPEX Transaction”).

On January 3, 2011, CPEX, FCB I Holdings Inc., a Delaware corporation (“FCB Holdings”), and FCB I Acquisition Corp., a Delaware corporation (“FCB Acquisition”) which is a wholly-owned subsidiary of FCB Holdings, entered into an Agreement and Plan of Merger (the “CPEX Transaction Agreement”).

On April 5, 2011, the parties completed the CPEX Transaction pursuant to the CPEX Transaction Agreement. As a result of the CPEX Transaction, FCB Acquisition merged with and into CPEX, with CPEX surviving as a wholly-owned subsidiary of FCB Holdings.

As of December 31, 2011, FCB Holdings is owned 80.5% by Footstar Corporation and 19.5% by an unaffiliated investment holding company (the “Investment Holding Company”). The Investment Holding Company is affiliated with a minority Lender under the Term Loan Agreement (as defined below). Footstar Corporation is a wholly-owned subsidiary of Footstar.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

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

On April 5, 2011, in connection with the CPEX Transaction, FCB I LLC (“Borrower”), a wholly- owned subsidiary of FCB Acquisition which became a wholly-owned subsidiary of CPEX upon FCB Acquisition’s merger with and into CPEX, borrowed approximately $64 million under that certain Loan Agreement dated January 3, 2011 (the “Term Loan Agreement”), by and among Borrower, The Bank of New York Mellon, as Agent, and certain Lenders from time to time party thereto, in the form of a secured term loan to Borrower. The term loan under the Term Loan Agreement bears interest at “LIBOR” plus 16%, with a minimum LIBOR rate of 1%, per annum and matures on the earlier of January 3, 2026 or the date any of CPEX’s patents that are associated with Testim®, a topical testosterone gel, expire, and contains customary events of default for loans of such nature. As part of the Term Loan Agreement, CPEX contributed to Borrower all of its intellectual property rights in Testim®  and rights to the royalty stream pursuant to the license agreement with Auxilium, and the loan is secured by Borrower’s interest in all such rights. Repayment of the loan is made through a waterfall arrangement whereby, if certain conditions are met, the Testim® royalty stream is distributed on a quarterly basis as follows: first to pay certain fees and expenses of Agent and Borrower, second to pay fees of the banks maintaining the accounts associated with the loan, third to pay any expenses of Agent used to protect the loan collateral and any other unreimbursed fees or expenses of Agent or any Lender, fourth to replenish any shortfall in the interest reserve (which is $2.5 million), fifth to pay interest due, sixth to pay 65% of the remaining royalty funds to Agent for the benefit of the Lenders as payment toward loan principal, and finally to Borrower for its benefit.

On April 4, 2011, in connection with the CPEX Transaction, Footstar Corporation made a $3 million bridge loan to FCB Holdings under that certain Loan Agreement dated April 5, 2011 (the “Footstar Loan Agreement”), by and between FCB Holdings and Footstar Corporation.  The loan bore interest at 20% per annum and provided for a fee of 3% of the principal amount (less accrued interest) payable to Footstar Corporation, which was due upon repayment of the loan. The bridge loan was repaid on April 5, 2011, prior to maturity.

On April 4, 2011, in connection with the CPEX Transaction, Black Horse Capital LP and Black Horse Capital Master Fund Ltd. (together, “Black Horse”) made a $10 million bridge loan to FCB Holdings under that certain Loan Agreement dated April 5, 2011 (the “Black Horse Loan Agreement”), by and between Black Horse and FCB Holdings. The bridge loan under the Black Horse Loan Agreement had substantially the same terms as the bridge loan under the Footstar Loan Agreement, and was repaid on April 5, 2011, prior to maturity.

Footstar Corporation is party to a consulting and advisory agreement with the Investment Holding Company for such entity to provide certain consulting and advisory services to Footstar Corporation relating to intellectual property and other matters. The agreement provides for payment solely to the extent Footstar Corporation has received dividends from FCB Holdings, of which there have been none to date. The annual amounts to be paid, following receipt of such dividends pursuant to the terms of the agreement, would be $1,000,000 for 2011, $750,000 for 2012, $750,000 for 2013, $500,000 for 2014 and $250,000 for 2015 and annually thereafter through the agreement termination. The agreement terminates upon the conclusion of the monetization of CPEX’s intellectual property, subject to the terms of the agreement. There was no payment made in 2011. Furthermore, in the opinion of management, such amounts would not be payable upon liquidation and as such have not been reflected as a liability in the accompanying consolidated statements of net assets in liquidation.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

In light of the CPEX Transaction, Footstar has determined that it would be in the best interest of stockholders to suspend liquidating Footstar pursuant to the Plan of Dissolution.

On July 21, 2011, the Company held a special meeting of its stockholders to vote on a proposal to revoke the Plan of Dissolution (“Dissolution Proposal”) and a proposal (the “Merger Proposal”) to adopt the Agreement and Plan of Merger, dated as of February 14, 2011, and as amended on May 16, 2011, by and among the Company, and Footstar Acquisition, Inc., a wholly-owned subsidiary of the Company, to become a non-public company. The shares represented at the meeting did not constitute a quorum of stockholders with respect to the Dissolution Proposal, and accordingly, no action was taken with respect to this matter. The approval of the Merger Proposal was subject to the approval of the Dissolution Proposal. Therefore, although a vote was held on the Merger Proposal, the approval and implementation of the Merger Proposal did not proceed. In light of the failure to revoke the Plan of Dissolution, and the resulting inability to proceed with the Merger Proposal, the Company is considering other alternatives (see Note 14 Subsequent Events). Furthermore, as the Plan of Dissolution was not approved, the liquidation basis of accounting is still being followed (see Note 2).

As discussed further in Note 2, the consolidated financial statements of the Company are presented on the liquidation basis of accounting. The 80.5% ownership of FCB Holdings (the “Controlling Interest”) has been reflected in the accompanying consolidated financial statements at its estimated net realizable value.

Presented below is a summary statement of operations of FCB Holdings from April 5, 2011, the date of the acquisition of CPEX, through December 31, 2011 and a summarized balance sheet at December 31, 2011 of FCB Holdings. This information is presented on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which differs from the liquidation basis of accounting.

Summarized statement of operations related to FCB Holdings (in millions):

April 5, 2011 to December 31, 2011
Royalty revenue	$19.4
G&A expenses	3.2
Amortization expense	3.0
Interest expense	8.7
Income before income taxes	4.5
Income taxes	0.1
Net income before Non-controlling Interest	4.4
Net income attributable to Non-controlling Interest	0.9
Net income attributable to Controlling Interest	$3.5

Summarized balance sheet related to FCB Holdings consisted of the following (in millions):

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

December 31, 2011
Assets:
Current assets	$14.8
Restricted cash	2.5
Assets held for sale (primarily Real Estate)	2.0
Intangible assets, net	56.4
Goodwill	10.9
Deferred financing and other non-current assets	1.8
Total assets	$88.4

Liabilities and Stockholders’ Equity:
Current liabilities	$0.1
Current maturities of long-term debt, net of original issue discount	10.7
Long-term debt, net of current maturities and original issue discount	49.5
Other long-term liabilities	19.7
Non-controlling Interest - Stockholders’ Equity	1.7
Controlling Interest - Stockholders’ Equity	6.7
Liabilities and Stockholders’ Equity	$88.4

2.	Basis of Presentation

Basis of Presentation

The consolidated financial statements have been prepared by the Company for the periods January 2, 2011 through December 31, 2011 and January 3, 2010 through January 1, 2011 on the liquidation basis of accounting. As a result of the shareholder’s approval of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective May 6, 2009. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. As described further in Note 1, the Company’s investment in FCB Holdings has been reflected at its estimated net realizable value on the accompanying consolidated statement of net assets.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary companies. Intercompany balances and transactions between the entities have been eliminated. For simplicity of presentation, these consolidated financial statements are referred to as financial statements herein.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Accrued Cost of Liquidation

The Company will continue to incur certain operating costs and receive income on its investments throughout the liquidation period. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce or increase the net assets available in liquidation to be distributed to shareholders. During fiscal 2011, the Company recorded an increase in liquidating expense accruals of $1.0 million, related to higher compensation and a New York office lease agreement signed in November 2011 and received cash proceeds of $1.1 million from a class action lawsuit settlement, tax refunds, insurance refunds and miscellaneous cash receipts and $0.8 million from FCB Holdings for management fees and expense reimbursements. During fiscal 2011, the Company recorded an unrealized gain on a marketable security of approximately $0.1 million. Additionally, the Company has a receivable from FCB Holdings of approximately $0.2 million, which was collected after year-end.

The Company may make further distributions to its stockholders of its remaining cash and/or assets, less any amount applied to or reserved for actual or contingent liabilities (which may be deposited in a liquidating trust). The amounts reserved will be based on a determination by the Board of Directors, derived from consultation with management and outside experts, if the Board of Directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses. Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for such distribution. If at the end of the statutory three-year dissolution period on May 5, 2012, the Company has unsettled liabilities as more fully discussed in Note 8, it may determine to transfer its remaining assets and liabilities to a liquidating trust.

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

In fiscal 2011, the Company purchased a marketable security. This security is reflected on the accompanying consolidated statements of net assets at fair market value based on quoted market prices with the unrealized gain reported as an increase to net assets in liquidation.

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Special Cash Distribution

The aggregate amount of any remaining liquidation distribution to our stockholders is expected to be in the range of $0.42 to $0.45 per common share as determined on December 31, 2011, without adjustment for any subsequent change in net realizable value of the investment in FCB Holdings or the success of the option the Company is pursuing to permit stockholders to continue to participate in the earnings from the CPEX Transaction. This option is to distribute the common stock of Footstar Corporation (through a newly formed holding company, Xstelos Holdings, Inc. (“Xstelos”); see also note 14) to Footstar stockholders. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to stockholders or the timing of any such distributions.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

1)	the ultimate amount of our known, unknown and contingent debts and liabilities;

2)	the fees and expenses incurred by us in the liquidation of our assets;

3)	the ultimate proceeds from the sale of the Mahwah Real Estate;

4)	the investment in or ultimate proceeds realized, if any, as a result of the CPEX Transaction; and

5)	the success of the option the Company is pursuing to permit stockholders to continue to participate in the earnings from the CPEX Transaction.

3.	Fair Value Measurements

Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement and Disclosure,” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. The Company uses the following methods for determining fair value in accordance with FASB ASC Topic 820. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated statements of net assets:

Fair Value Measurements at December 31, 2011 Using

(In millions) Description	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	0.2	0.2	-	-
Money Market Funds	0.4	0.4	-	-
Marketable Security	4.0	4.0
Mahwah Real Estate	6.2	-	-	6.2

Fair Value Measurements at January 1, 2011 Using

(In millions) Description	Balance at January 1, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash in bank	$3.4	$3.4	$-	$-
Money Market Funds	5.3	5.3	-	-
Mahwah Real Estate	6.2	-	-	6.2

Money Market Funds – money market funds are valued using quoted market prices. Accordingly, money market funds are categorized in Level 1 of the fair value hierarchy.

See note 5 for further discussion of the Mahwah Real Estate.

4.	Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

5.	Real Estate

The Company has been marketing its Mahwah Real Estate for sale since May 5, 2007 and is currently in discussions with an interested buyer for the sale of the Mahwah Real Estate, however there is no assurance that such discussions will be successful. The Company estimates that the fair value of the real estate, less estimated closing costs, is approximately $6.2 million. This estimate is based on unobservable inputs and as such the actual amount ultimately realized upon disposition of this real estate could be materially different.  Inputs used to estimate the Mahwah Real Estate value include the location’s assessed tax valuation and multiple local real estate broker estimates of value. If a sale is consummated, the Mahwah Real Estate may be sold at an amount higher than the current carrying value.  However, no assurances can be made that a sale transaction will result, or that any sale transaction would be at an amount higher than the current carrying value.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions):

	2011	2010
Cash collaterized letters of credit	$1.2	$1.6
Total	$1.2	$1.6

7.	Accrued Expenses

Accrued expenses consisted of the following (in millions):

	2011	2010
Liquidation Accrual - short-term	$2.9	$3.3
Workers Compensation - short-term	0.3	0.3
Other – individually not in excess of 5%	0.3	0.6

Total	$3.5	$4.2

8.	Letters of Credit

In the past, the Company had entered into standby letters of credit to secure certain obligations, including insurance programs and duties related to the import of our merchandise. These standby letters of credit, before balances were drawn down by the beneficiaries, were cash collateralized at 103% of face value, plus a reserve for future fees (the “L/C Cash Collateral”), with Bank of America as issuing bank. In connection therewith, Bank of America had been granted a first priority security interest and lien upon the L/C Cash Collateral. On May 24, 2010, the Bank of America N.A. L/C Cash Collateral account terminated by its terms.

On May 10, 2010, $1.8 million, representing 100% of the amounts for which letters of credit have been provided, were drawn down by the beneficiaries. The Company does not anticipate recovery of $1.5 million of this amount for its Workers Compensation insurance programs. As of January 1, 2011 and December 31, 2011, the remaining balance that is being held by the beneficiaries totals $1.5 million and $1.2 million, respectively, is recorded in prepaid expenses and included as a liability in accounts payable and accrued expenses. On July 26, 2011, the Company recovered $0.25 million from its Workers Compensation insurance programs.

9.	Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	2011	2010

Workers compensation – long-term	$0.9	$1.2
Liquidation accrual – long-term	-	1.3
Income taxes payable	0.1	-
Total	$1.0	$2.5

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

10.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2011 the Company has recorded net deferred tax assets of $51.1 million and a related valuation allowance of $51.1 million. In connection with the preparation of our fiscal years 2011 and 2010 consolidated financial statements, the Company reviewed the valuation of our deferred tax assets based on objective positive evidence along with negative evidence, such as operational uncertainties, no taxable income in carryback period, and the liquidation of our Kmart business. For accounting purposes, the Company cannot be certain of any long-term future profits to utilize our deferred tax assets. As a result, the Company could not conclude that it is more likely than not that certain deferred tax assets will be realized and have recorded a non-cash valuation allowance on our net deferred tax asset.

During fiscal years 2011 and 2010 the Company recorded a (decrease) increase of the valuation allowance of $(0.6) million and $0.5 million respectively.

Significant components of our deferred tax assets and liabilities for the 2011 and 2010 fiscal years were as follows (in millions):

	2011	2010
Deferred tax assets:
Employee benefits	$0.4	$0.4
NOL carryforward	46.2	46.9
Property and equipment	4.5	4.4
Total gross deferred tax assets	51.1	51.7
Less valuation allowance	(51.1)	(51.7)
Total deferred tax assets	$-	$-

The Company has available for federal and state income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $119.9 million and $121.9 million, respectively, as of December 31, 2011 and January 1, 2011 that, if not utilized, will begin expiring for federal purposes in 2025, and state net operating losses that have already begun expiring.  Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. It should be noted that there may be certain limitations other than those potentially imposed by Section 382 of the Code on the Company’s ability to use its NOLs to offset certain taxable income, including, potentially, income generated in respect of the CPEX business. In assessing the realizability of deferred taxes, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on projections of our future taxable earnings.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

11.	Share-Based Compensation Plans

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

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options/Awards	Weighted Average Exercise Price of Outstanding Options	Number of Shares Issued, Inception to Date as of 12/31/2011	Number of Shares Remaining Available for Future Issuance, as of 12/31/2011	Number of Shares Remaining Available for Future Issuance, as of 12/31/2011
1996 Incentive Compensation Plan	546,394	$15	931,733	1,621,873	1,621,873
2000 Equity Incentive Plan	101,215	$32	146,343	1,752,442	1,752,442
Total	647,609	$15	1,078,076	3,374,315	3,374,315

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

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. FASB ASC Topic 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award A summary of option activity as of December 31, 2011 and changes during the twelve months ended December 31, 2011 is presented below.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

	Shares	Weighted Average Exercise Price
Balance : January 2, 2010	191,240	$30.58
Granted	2,500,000	$0.40
Exercised	-	-
Forfeited	(65,100)	$21.75
Balance : January 2, 2011	2,626,140	$2.12
Granted	-	$-
Exercised	-	-
Forfeited	(63,500)	$46.18
Balance : December 31, 2011	2,562,640	$1.03
Options Exercisable: December 31, 2011	2,562,640	$1.03

On March 15, 2010, Mr. Couchman, Chief Executive Officer and Chief Financial Officer, was awarded a stock option to purchase up to 2,500,000 shares of Footstar’s common stock at an exercise price of $0.40 per share (after giving effect to the liquidating cash dividend of $0.10 paid on March 12, 2010). On the date of the grant, the closing stock price was $0.23. The stock option was fully vested at the time of the grant. The stock option expires upon the earlier of the tenth anniversary of the grant date and the payment of the final liquidation distribution to Footstar’s stockholders. Footstar believed that granting a stock option with an exercise price substantially above the market price per share at the time of the grant would further incentivize Mr. Couchman to work to maximize stockholder value.

Included in Mr. Couchman’s original stock option agreement of March 15, 2010, is a provision that the Board of Directors is required to adjust the agreement to reflect certain changes, including the declaration of cash dividends. On November 21, 2011, based on the Board of Directors declaration of a special cash distribution of $0.05 per share of the Company’s common stock on October 7, 2010, the Company’s Board of Directors reduced Mr. Couchman’s exercise price by $0.05 in accordance with the terms of the initial grant, from $0.40 to $0.35. No other terms of the options were modified.

12.	Commitments and Contingencies

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

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

Thom McAn

In connection with the Company’s discontinued operations in 1995, the Company entered into a sublease formerly occupied by its Thom McAn stores. The lease expires effective February 1, 2014. The obligation under the sublease is $1.5 million as of the date of this report, although the Company believes that there has been a novation of its obligations under such lease and may in the future bring litigation to have a court finally determine such issue. If we are unable to resolve this matter prior to the conclusion of our statutory dissolution period on May 5, 2012, we may be required to fund a Liquidating Trust with $1.5 million (the obligation amount from May 2012 through February 2014) until such time as the matter is concluded. At this time, the Company has not recorded a liability relating to this commitment as the probability of an unfavorable outcome is remote.

Upsher-Smith Litigation

In October 2008, CPEX and Auxilium received notice that Upsher-Smith filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its proposed testosterone gel product does not infringe CPEX’s ‘968 Patent. The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ‘968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of the product for which the ANDA was submitted. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium have denied. CPEX and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the’ ‘968 Patent. A patent issued by the U.S. Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. As of the date of this filing, the lawsuit remains pending; however, the case was administratively closed in December of 2011 and will remain closed until further order of the Court.

CPEX has filed continuation and divisional applications with the USPTO relating to the ’968 Patent. Eight patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610, 7,935,690 and 8,083,029 were issued from these applications, which may provide further market protection. Each of these eight patents has been listed in the Orange Book with respect to Testim® . Additional patent application (U.S. Patent Publication No. 2008/0275013) was recently allowed, and is expected to issue soon.

CPEX and its affiliates will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim®® off the market until the patent protection expires, or in defending the ’968 Patent covering Testim® , sales of Testim® and royalties relating to Testim® sales could be materially reduced.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

13.	Shareholder Rights Plan

On March 9, 1999, the Company’s Board of Directors approved the adoption of a Shareholder Rights Agreement, dated as of March 8, 1999, as amended as of May 31, 2002 and February 4, 2009 (as amended, the “Rights Agreement”), which expired March 8, 2012. Under the Rights Agreement, Preferred Stock Purchase “Rights” were distributed as a dividend to shareholders at the rate of one Right for each share of common stock outstanding. Initially, the Rights were not exercisable. Upon a “trigger event,” each Right entitled its holder (other than the holder who caused the trigger event) to purchase at an “Exercise Price” of $100 the equivalent of that number of shares of common stock of the Company worth twice the Exercise Price.

The Rights were exercisable only if a person or group that was not currently a 4.75 percent shareholder acquired beneficial ownership of 4.75 percent or more of the Company’s common stock. In addition, stock repurchases by the Company did not constitute a trigger event under any circumstances. Shareholders who owned more than 4.75 percent of the stock as of February 4, 2009 or increased their ownership percentage as a result of the Company’s share repurchases were “grandfathered” under this plan as long as they did not purchase additional shares.

The Company is entitled, but not required, to redeem the Rights at a price of $0.01 per Right at any time prior to the earlier of the trigger or expiration of the Rights.

14.	Subsequent Events

On January 6, 2012, the independent directors of the Board of Directors of Footstar unanimously approved the payment of a discretionary cash bonus of $500,000 to Jonathan M. Couchman, Footstar Corporation’s President, Chief Executive Officer and Chief Financial Officer, in respect of his performance in fiscal year 2011. This amount is included in accrued expenses in the accompanying consolidated statement of net assets.

On January 23, 2012, the Company entered into a Plan of Reorganization (the “Plan of Reorganization”) with Xstelos Holdings, Inc. (“Xstelos”) pursuant to which the Company contributed all of its assets to Xstelos, including its cash, real estate and 80.5% interest in FCB Holdings. In exchange for the contribution of all of its assets, Xstelos assumed all of the Company’s liabilities and issued all of its shares of common stock to the Company. The contributed Xstelos shares constitute all of the outstanding shares of Xstelos capital stock. Accordingly, Xstelos is currently a wholly owned subsidiary of the Company.

On January 25, 2012, Xstelos filed a registration statement on Form S-1, File No. 333-179148 (the “Registration Statement”), with the Securities and Exchanges Commission (the “SEC”) in order to register the distribution of all the common stock of Xstelos to stockholders of the Company. The Plan of Reorganization further provides that, promptly after the SEC declares the Registration Statement effective, the Company will distribute all of the Xstelos common stock to holders of the Company’s common stock pro rata on a one-for-one basis. Immediately after the distribution is completed, the Company’s stockholders will own all of the outstanding shares of common stock of Xstelos, and Xstelos stockholders’ holdings will be proportionate to their percentage ownership of Company shares as of the record date for the. The record date has not yet been determined.

Following the distribution, Xstelos will continue to operate the business of CPEX as a going concern and manage the former assets of the Company. The Company will continue to dissolve in accordance with the Plan of Dissolution. No stockholder vote is required in connection with the distribution.

FOOTSTAR, INC. and SUBSIDIARY COMPANIES

The Company believes the distribution of Xstelos shares will generally not result in a taxable event for U.S. federal income tax purposes.

On March 1, 2012 Mr. Eugene I. Davis resigned from his position as a member of the Board of Directors of the Company.

On March 1, 2012 Mr. Steven D. Scheiwe was elected to the Board of Directors of the Company.

